Form 10-Q
period 1999-06-30
ASK JEEVES INC
filed 1999-08-16
CIK 1054298

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                to

                        Commission File Number 000-26521

                                ASK JEEVES, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      94-3334199
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                5858 HORTON ST., SUITE 350, EMERYVILLE, CA 94608
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (510) 985-7400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                     918 PARKER STREET, BERKELEY, CA 94710
                                (FORMER ADDRESS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [ ] Yes  [X] No

     The number of shares outstanding of the registrant's Common Stock as of July 31, 1999 was 26,795,716.

================================================================================

                                ASK JEEVES, INC.

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Financial Statements:
         Condensed Balance Sheets
           June 30, 1999 and December 31, 1998.......................    3
         Condensed Statements of Operations
           Three and six months ended June 30, 1999 and 1998.........    4
         Condensed Statements of Cash Flows
           Six months ended June 30, 1999 and 1998...................    5
         Notes to Condensed Financial Statements.....................    6
         Management's Discussion and Analysis of Financial Condition
Item 2.    and Results of Operations.................................    8
Item 3.  Quantitative and Qualitative Disclosure About Market Risk...   15

                        PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   16
Item 2.  Change in Securities........................................   16
Item 3.  Defaults Upon Senior Securities.............................   16
Item 4.  Submission of Matters to a Vote of Securities Holders.......   16
Item 5.  Other Information...........................................   16
Item 6.  Exhibits and Reports on Form 8-K............................   16
Signature............................................................   17

                         PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                ASK JEEVES, INC.

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                JUNE 30,      DECEMBER 31,
                                                                  1999            1998
                                                              (UNAUDITED)      (SEE NOTE)
                                                              ------------    ------------
Current assets:
  Cash and cash equivalents.................................  $ 12,719,291    $ 5,587,883
  Short-term investments....................................     4,506,424             --
  Accounts receivable, net..................................     2,151,258        236,258
Prepaid expenses and other assets...........................     3,895,952        148,545
                                                              ------------    -----------
          Total current assets..............................    23,272,925      5,972,686
                                                              ------------    -----------
Property and equipment, net.................................     2,933,276        835,486
Intangible assets, net......................................     1,327,673             --
Investments.................................................     4,550,000             --
                                                              ------------    -----------
          Total assets......................................  $ 32,083,874    $ 6,808,172
                                                              ============    ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  3,597,200    $   605,283
  Accrued compensation and related expenses.................     1,250,282        253,062
  Accrued marketing expenses................................     1,766,775             --
  Other accrued liabilities.................................     3,074,025        188,220
  Deferred revenue..........................................       942,635        149,842
                                                              ------------    -----------
          Total current liabilities.........................    10,630,917      1,196,407
Capital lease obligations...................................        25,297         45,945
Commitments
Stockholders' equity:
  Convertible preferred stock, $.001 par value; (5,000,000
     shares authorized).....................................            --      6,088,222
  Common Stock, $.001 par value; 150,000,000 shares
     authorized; 23,284,995 and 11,358,077 shares issued and
     outstanding at June 30, 1999 and December 31, 1998,
     respectively...........................................    43,433,633      4,771,781
  Deferred stock compensation...............................    (2,298,692)      (476,984)
  Accumulated deficit.......................................   (19,707,281)    (4,817,199)
                                                              ------------    -----------
          Total stockholders' equity........................    21,427,660      5,565,820
                                                              ------------    -----------
          Total liabilities and stockholders' equity........  $ 32,083,874    $ 6,808,172
                                                              ============    ===========

Note: The December 31, 1998 balance sheet data is derived from the December 31, 1998 audited financial statements.

                See accompanying notes to financial statements.

                                ASK JEEVES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                 JUNE 30,                     JUNE 30,
                                        --------------------------    -------------------------
                                            1999           1998           1999          1998
                                        ------------    ----------    ------------    ---------
Revenue
  Consumer............................  $  1,898,817    $   35,355    $  2,957,885    $  50,121
  Corporate...........................       818,731            --         891,231           --
                                        ------------    ----------    ------------    ---------
          Total revenues..............     2,717,548        35,355       3,849,116       50,121
Cost of revenues:
  Consumer............................     1,162,199        69,734       1,861,330      116,105
  Corporate...........................     1,129,955        29,408       1,952,536       50,707
                                        ------------    ----------    ------------    ---------
          Total cost of revenues......     2,292,154        99,142       3,813,866      166,812
Gross profit (loss)...................       425,394       (63,787)         35,250     (116,691)
Operating expenses:
  Product development.................     1,145,707       170,463       1,887,873      298,235
  Sales and marketing.................     7,492,367       183,343      10,161,532      264,215
  General and administrative..........     1,150,493       157,354       2,032,323      234,959
  Amortization of deferred stock
     compensation.....................       592,193            --         909,242           --
  Write-off of in-process technology
     acquired.........................       360,697            --         360,697           --
                                        ------------    ----------    ------------    ---------
          Total operating expenses....    10,741,457       511,160      15,351,667      797,409
                                        ------------    ----------    ------------    ---------
Operating loss........................   (10,316,063)     (574,947)    (15,316,417)    (914,100)
Interest income, net..................       295,141         1,292         426,335        5,090
                                        ------------    ----------    ------------    ---------
Net loss..............................  $(10,020,922)   $ (573,655)   $(14,890,082)   $(909,010)
                                        ============    ==========    ============    =========
Basic and diluted net loss per
  share...............................  $      (0.47)   $    (0.09)   $      (0.78)   $   (0.15)
                                        ============    ==========    ============    =========
Weighted average shares outstanding
  used in computing basic and diluted
  net loss per share..................    21,410,421     6,516,415      19,083,190    6,216,135
                                        ============    ==========    ============    =========

                See accompanying notes to financial statements.

                                ASK JEEVES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                              --------------------------
                                                                  1999           1998
                                                              ------------    ----------
OPERATING ACTIVITIES
Net loss....................................................  $(14,890,082)   $ (909,010)
Adjustment to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................       398,673        23,168
  Contribution of assets and services by stockholders.......            --       150,000
  Compensation charge related to stock options..............       211,750        51,501
  Amortization of deferred stock compensation...............       909,242            --
  Write-off of in-process technology........................       360,697            --
  Changes in operating assets and liabilities:
       Accounts receivable..................................    (1,915,000)       (4,313)
       Prepaid expenses and other current assets............    (3,747,407)      (95,069)
       Accounts payable.....................................     2,991,917            --
       Accrued compensation and related expenses............       997,220       (16,934)
       Accrued marketing expenses...........................     1,766,775            --
       Other accrued liabilities............................     2,885,805       130,360
       Deferred revenue.....................................       792,793         5,978
                                                              ------------    ----------
Net cash used in operating activities.......................    (9,237,617)     (664,319)
INVESTING ACTIVITIES
Purchases of property and equipment.........................    (2,405,940)      (92,153)
Net purchases of investments................................    (9,056,424)           --
Purchase of intangible assets...............................      (991,393)           --
                                                              ------------    ----------
Net cash used in investing activities.......................   (12,453,757)      (92,153)
FINANCING ACTIVITIES
Issuance of common stock for cash...........................            --     1,397,500
Issuance of common stock upon exercise of stock options.....     4,202,209            --
Issuance of preferred stock for cash, net of issuance
  costs.....................................................    26,455,166            --
Issuance costs related to initial public offering...........    (1,813,945)           --
Repayment of capital lease obligations......................       (20,648)       (3,492)
                                                              ------------    ----------
Net cash provided by financing activities...................    28,822,782     1,394,008
                                                              ------------    ----------
Increase in cash and cash equivalents.......................     7,131,408       637,536
Cash and cash equivalents at beginning of period............     5,587,883       521,247
                                                              ------------    ----------
Cash and cash equivalents at end of period..................  $ 12,719,291    $1,158,783
                                                              ============    ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES
  Capital lease obligations incurred........................  $         --    $   89,176
  Common stock issued in payment of intangibles.............  $    787,500    $       --
  Preferred stock converted to common stock on effectiveness
     of initial public offering.............................  $ 32,543,388    $       --

                See accompanying notes to financial statements.

                                ASK JEEVES, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The Company

     Ask Jeeves is a provider of natural-language question answering service on the Internet for consumers and companies. The Ask Jeeves question answering services provide users a fast, easy and intuitive way to find information, products and services on the Internet. The Company combines proprietary tools and technologies with editorial judgment to let users ask questions in plain English and to direct them to a small selection of relevant destinations on the Internet. The Company was incorporated in the State of California in June 1996, then subsequently reincorporated in the State of Delaware in June 1999.

  Public Offering of Common Stock

     On June 30, 1999, the registration statement for our initial public offering (IPO) of 3,450,000 shares (including the underwriter's over-allotment of 450,000 shares) of common stock was declared effective by the Securities and Exchange Commission. The purchase price per share was $14.00 per share. Net proceeds to the Company aggregated approximately $45,000,000 (net of underwriters' commission and offering expenses of $3,300,000). As of the effective date of the offering, all of the convertible preferred stock outstanding was converted into 9,485,690 shares of common stock. Proceeds from the IPO were received in July 1999.

  Unaudited Interim Financial Information

     The accompanying financial statements at June 30, 1999 and for the three and six months ended June 30, 1998 and 1999 are unaudited but include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the financial position and the operating results and cash flows for the interim date and periods presented. Results for the interim period ended June 30, 1999 and June 30, 1998 are not necessarily indicative of results for the entire fiscal year or future periods.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

  Computation of Net Loss Per Share

     Basic net loss per share is computed using the weighted average number of common shares outstanding during the period and the incremental common shares issuable upon the conversion of the convertible preferred stock (using the if-converted method). Dilutive earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Pursuant to SEC Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued for nominal consideration, prior to the effective date of the IPO, are required to be included in the calculation of basic and diluted net loss per share as if they were outstanding for all periods presented. To date, the Company has not had any issuances or grants for nominal consideration.

                                ASK JEEVES, INC.

                                  (UNAUDITED)

     The following table sets forth the computation of net loss per share:

                                            THREE MONTH ENDED              SIX MONTHS ENDED
                                                 JUNE 30,                      JUNE 30,
                                        --------------------------    --------------------------
                                            1999           1998           1999           1998
                                        ------------    ----------    ------------    ----------
Basic and Diluted net loss per share
  Numerator: Net loss.................  $(10,020,922)   $ (573,655)   $(14,890,082)   $ (909,010)
Denominator: Weighted-average shares
  outstanding basic and diluted.......    21,410,421     6,516,415      19,083,190     6,216,135
Basic and diluted net loss per
  share...............................  $      (0.47)   $    (0.09)   $      (0.78)   $    (0.15)

  Commitments and Contingencies

     On April 30, 1999, the Company entered into a five-year lease for its headquarters. The total obligation under the lease is $5.7 million and is payable in monthly payments of $87,841 commencing in August 1999.

     Capital lease obligations for equipment represent the present value of future lease payments under the agreements. The Company has options to purchase the leased assets at the end of the lease terms.

     The Company is a party to a legal proceeding and claim. In the opinion of management, the amount of the ultimate liability with respect to this action will not materially affect the financial position, results of operations or cash flows of the Company.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, this overview and the following discussion contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Registration Statement on Form S-1 filed April 30, 1999, as amended.

OVERVIEW

     We have two principal businesses based on the same underlying technology. The Consumer Question Answering Service allows users to obtain answers to frequently asked questions online. The Corporate Question Answering Service helps companies provide a human-like online interface for their customers.

     Revenues from the Consumer Question Answering Service consist primarily of two components:

     - advertising revenues; and

     - knowledge base licensing fees.

     We earn advertising revenues from short-term advertising contracts by delivering impressions to users over a specified period of time. Advertising rates, measured on a cost per thousand impressions ("CPM") basis, are dependent on whether the impressions are displayed in general rotation throughout our Web site or are directed to targeted audiences or channels within Ask Jeeves, such as the computer, entertainment, family, health, money, shopping and travel channels. Revenues are based upon actual impressions delivered as measured by our third party advertising delivery provider, Doubleclick, Inc. We currently license the Ask Jeeves knowledge base to three companies that provide Internet-wide navigation services. These companies are AltaVista Company, Netscape Communications, Inc., and Infonautics Corporation. Knowledge base licensing fees consist of a fixed fee that is recognized ratably over the contract term, generally a twelve month period. In the future, we expect that licensing of the knowledge base will not be a significant part of our business model. We also expect to generate a portion of our revenues from a third component, the facilitation of electronic commerce. We expect to generate revenues from electronic commerce transactions through arrangements with our electronic commerce merchants. Typically, we receive payment only if the user clicks on the answer that links to such electronic commerce merchant's Web site, a cost per click ("CPC") basis. We have not generated any revenues from the facilitation of electronic commerce from inception through June 30, 1999.

     Revenues from the Corporate Question Answering Service consist of three components:

     - knowledge base customization;

     - maintenance and information service fees; and

     - per-answer fees.

     We recognize knowledge base customization and maintenance and information service fees ratably over the contract term, generally twelve months. We recognize per-answer fees based on answers delivered at contractual per-answer rates, subject to negotiated annual minimums and maximums, if applicable. Payments received prior to delivering the knowledge base or providing maintenance and information services are recorded as deferred revenues and are recognized ratably over the contract term.

     Cost of revenues for our Consumer Question Answering Service consists primarily of salaries and personnel costs associated with the content development and maintenance of Ask Jeeves and providing data analysis, testing and training. Cost of revenues for our Corporate Question Answering Service consists primarily of salaries and related personnel costs and other direct costs to provide knowledge base information and maintenance services to corporate customers. We believe that ongoing content development is required to remain competitive, and we expect that our production and content expenses will continue to increase in absolute dollars in the future.

     Product development expenses consist primarily of salaries and related personnel costs, consultant fees and expenses related to the design, development, testing and enhancement of our technology and services. To date all software development costs have been expensed as incurred. We believe that continued investment in product development is critical to attaining our strategic product objectives and, as a result, we expect these expenses to increase in absolute dollars in the future.

     Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses as well as advertising and promotional expenditures. We intend to pursue aggressive sales and marketing campaigns and expand our sales and marketing organization, which will result in an increase in absolute dollars in our sales and marketing expenses in the future.

     General and administrative expenses consist primarily of salaries and related personnel costs and other related costs for general corporate functions, including executive management, finance, facilities administration, legal, recruiting and fees for other professional services. We expect general and administrative expenses to increase in absolute dollars in the future as we add personnel and incur additional costs related to the growth of our business and our operation as a public company.

     Interest income and expense includes income on the Company's cash and short-term investments net of expenses related to the Company's financing obligations. Proceeds from the Company's recent initial public offerings are expected to increase the interest income generated in the near term, partially offset by an expected increase in interest expense.

     For six months ended June 30, 1999, in connection with the grant of certain stock options to employees, we recorded deferred stock compensation totaling $2.2 million representing the difference between the deemed fair value of our common stock on the date such options were granted and the exercise price. Such amount is included as a reduction of stockholders' equity and is being amortized by charges to operations on a graded vesting method. We recorded amortization of deferred stock compensation expense of $718,000 for the six months ended June 30, 1999. At June 30, 1999, we had a total of $2.0 million remaining to be amortized over the corresponding vesting periods of the options, generally four years. Due to the graded vesting method of amortization, most of the deferred compensation charge will be incurred over the first two years of the vesting of the options. The amortization expense relates to options awarded to employees in all operating expense categories.

     Additionally, for the six months ended June 30, 1999, in connection with the grant of stock options to Roger A. Strauch and Daniel H. Miller, who served as our consultants, we recorded deferred stock compensation of $511,000. This amount represents the difference between the deemed fair value of our common stock on the date such options were granted and the exercise price and is being amortized by charges to operations over the service period which concludes in December 1999. We recorded amortization of deferred stock compensation expense of $191,000 in the six months ended June 30, 1999.

     We have incurred significant net losses and negative cash flows from operations since our inception, and at June 30, 1999, we had an accumulated deficit of approximately $20 million. These losses have been funded primarily through the issuance of preferred and common equity securities. We believe that we will continue to incur operating and net losses and negative cash flows from operations for the foreseeable future and that the rate at which we will incur such losses may increase from current levels.

RESULTS OF OPERATIONS

  Revenues

     Revenues were $2.7 million and $3.8 million for the three and six months ended June 30, 1999, respectively. Revenues from the Consumer Question Answering Service were approximately $1.9 million for the three months ended June 30, 1999, of which $1.8 million was generated from advertising revenues and $125,000 from knowledge base licensing fees. Revenues from the Corporate Question Answering Service were $819,000 and $891,000 for the three and six months ended June 30, 1999, respectively. Total revenues from the Consumer Question Answering Service for the three and six month periods ended June 30, 1998 were $35,000 and $50,000, respectively. There were no revenues from the Corporate Question Answering Service in 1998. The revenue growth over the respective prior year periods is primarily attributable to increased advertising revenue due to increased use of the Internet by consumers and acceptances of the Internet as an advertising and commerce medium, increased viewer traffic on our web-sites (ASK.Com and AJKids.com), and the launching of our Corporate Question Answering Service. Total revenue for the three months ended June 30, 1999, as compared to the three months ended March 31, 1999, increased by 140 percent. The increase in revenue resulted from an increase in the Company's sales force and an aggressive marketing campaign, increased viewer traffic, and new business signed and implemented in the Corporate Question Answering Service. There can be no assurance that the current advertisers will continue to purchase advertising space and services from us or that we will be able to successfully attract additional advertisers. There can also be no assurance that corporate customers will continue to require services of our Corporate Question Answering Service. For the three and six months ended June 30, 1999, total questions received, on a combined basis by the Consumer and Corporate Question Answering Service, were
92.3 million and 155.7 million, respectively.

  Cost of Revenues

     Cost of revenues for our Consumer Question Answering Service and Corporate Question Answering Service were $1.2 million and $1.1 million, respectively, for the three months ended June 30, 1999 compared to $70,000 and $29,000, respectively, for the three months ended June 30, 1998. The primary reason for the increase in cost of revenues during these periods is related to increased hosting costs and the hiring of personnel and related personnel costs associated with development of our public site, specifically in the areas of content development, maintenance, data analysis, and testing. In addition, the Company incurred increased costs associated with personnel and related personnel costs required to provide knowledge base information and maintenance services to our corporate customers. Also included in costs of revenues for the three months ended June 30, 1999 is $91,000 of amortization charges from the acquisition of assets from Lumina Design Systems, Inc. Management expects its hosting, content development and web site costs will continue to increase to meet the demands for web services and provide additional services to users of our public site and our Corporate Question Answering Service customers.

  Product Development Expenses

     Product development expenses increased to $1.1 million for the three months ended June 30, 1999, from $170,000 for the same period a year ago. Product development expenses increased to $1.9 million for the six months ended June 30, 1999, from $298,000 for the same period a year ago. The primary reasons for the dollar increase were the hiring of additional personnel and related personnel costs and consultant fees and expenses related to the design, development, testing and enhancement of our technology and services. We believe the development of additional features and tools are vital for us to remain competitive in our industry. We anticipate that we will continue to devote substantial resources to product development. These costs are expected to continue to increase in dollar amount in future periods.

  Sales and Marketing Expenses

     Sales and marketing expenses increased to $7.5 million and $10.2 million for the three and six months ended June 30, 1999, respectively, from $183,000 and $264,000 for the same periods a year ago. The dollar increase was primarily due to increases in advertising expenses related to our branding campaign, the hiring of additional sales and marketing personnel and commissions needed to support the increase in revenues. We intend to continue pursuing an aggressive brand-enhancement strategy, which will include mass market and multimedia advertising, promotional programs and public relations activities. Consequently, these costs are expected to continue to increase in dollar amount in future periods.

  General and Administrative Expenses

     General and administrative expenses increased to $1.2 million and $2.0 million for the three and six months ended June 30, 1999, respectively, from $157,000 and $235,000 for the same periods a year ago.

The dollar increase in general and administrative expenses was primarily due to increased depreciation on fixed assets and an increase in the number of finance, legal, business development and MIS personnel to support the growth of our business, and recruiting costs related to filling key senior executive positions.

  Interest Income and Expense

     Interest income, net totaled $295,000 and $426,000 for the three and six months ended June 30, 1999, respectively, compared to net interest income of $1,292 and $5,090 in the comparable periods in 1998. Most of this increase was generated from interest income on proceeds from our private equity financings of preferred and common stock, partially offset by increased interest charges on capital lease obligations. Proceeds from our recent initial public offering are expected to increase the interest income generated in the near term, partially offset by an expected increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations primarily through the private placement of equity securities. As of June 30, 1999, we had $21.8 million in cash, cash equivalents and investments. Net cash used in operating activities was $9.2 million for the six months ended June 30, 1999. The net cash used in operating activities resulted primarily from net operating losses and increases in accounts receivable and prepaid expenses, partially offset by the timing of accounts payable settlements and accrued expenses. Net cash used in investing activities was $12.5 million for the six months ended June 30, 1999. Net cash used in investing activities related to purchases of $2.4 million of property and equipment for the six months ended June 30, 1999 and $92,000 for purchases of property and equipment for the six months ended June 30, 1998. In addition, for the six months ended June 30, 1999, we purchased $9.1 million of short-term and long-term investments. Net cash provided by financing activities was $28.8 million for the six months ended June 30, 1999 and related primarily to net proceeds from the sale of preferred equity securities of $26.5 million, which was offset against issuance costs of $1.8 million, and proceeds from the exercise of stock options under the Company's stock incentive plans of $4.2 million.

     We have no material commitments or obligations other than those under capital and operating leases. In June 1999, we entered into a leasing agreement with Comdisco, Inc. to finance equipment and software purchases up to a maximum of $3.5 million. As of July 31, 1999, we have utilized approximately $2 million of the total credit line. Our capital requirements depend on numerous factors, including market acceptance of our question answering services and the amount of resources we invest in site and content development, marketing and selling our services and our brand promotions. We have experienced a substantial increase in our expenditures since our inception consistent with growth in our operations and staffing, and we anticipate that this will continue for the foreseeable future. Additionally, we will continue to evaluate possible investments in businesses and technologies, and we plan to expand our sales and marketing programs and conduct more aggressive brand promotions.

     We currently anticipate that our available cash resources combined with the net proceeds from this offering will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next eighteen months. At the end of such period, we will need to generate sufficient cash flow from operations to meet our anticipated needs for working capital and capital expenditures, or we will need to raise additional capital. However, if during that eighteen-month period or thereafter, we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, these failures could have a material adverse effect on our business, results of operations and financial condition. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies and governmental agencies may need to be upgraded to comply with such Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

STATE OF READINESS

     We have made an assessment of the Year 2000 readiness of all our relevant operating, financial and administrative systems, including the hardware and software that support our information technology ("IT") and non-IT systems. Our assessment plan consists of:

     - quality assurance testing of our internally developed proprietary software;

     - contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the delivery of our services to our users;

     - contacting vendors of third-party systems;

     - assessing repair or replacement requirements;

     - implementing repair or replacement;

     - implementation of the plan; and

     - creating contingency plans in the event of Year 2000 failures.

     All of our third party software and hardware vendors have provided written statements, which were obtained at our request or from their public Web sites, indicating that they are Year 2000 compliant. We performed a Year 2000 simulation on our material IT and non-IT systems during the first half of 1999 to test system readiness. Simulation tests have been performed on all but the router system provided by Cisco Systems, Inc. Our business would experience an interruption of service if simulation tests were conducted on this router system and therefore we are relying on Cisco's Year 2000 Compliance Statement, which is on its Web site. We have three hardware and software non-compliant systems which will be retired in the second half of 1999. Replacement systems have been identified and simulation tests are expected to be completed in the second half of 1999. If these replacement systems do not pass our simulation tests, we will have to revise these systems or find further replacements. All of our material third party service providers have represented in writing that they are in the process of remediating Year 2000 problems and are expected to be Year 2000 compliant in the fourth quarter of 1999.

RISKS OF YEAR 2000 ISSUES

     We are not currently aware of any Year 2000 compliance problems relating to our software or our IT or non-IT systems that would have a material adverse effect on our business, results of operations and financial condition, notwithstanding our efforts to detect and correct such problems. There can be no assurance that we will not discover Year 2000 compliance problems in our software that will require substantial revisions or replacements. In addition, there can be no assurance that third-party software, hardware or services incorporated into our material IT and material non-IT systems will not need to be revised or replaced, which could be time consuming and expensive. Our failure to fix our software, if necessary, or to fix or replace third-party software, hardware or services, if necessary, on a timely basis could result in lost revenues, increased operating costs and other business interruptions, any of which could have a material adverse effect on our business, results of operations and financial condition. Moreover, the failure to adequately address Year 2000 compliance issues in our IT and non-IT systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend. In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside our control will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in a systemic failure beyond our control, such as a prolonged Internet, telecommunications or electrical failure, which could prevent us from operating our Web site.

     Because our needs for additional hardware and software change, we are engaged in an ongoing Year 2000 assessment. We have not developed any contingency plans. The completion of our Year 2000 simulation testing and the responses received from third-party vendors and service providers will be taken into account in determining the need for and nature and extent of any contingency plans.

COSTS TO DATE

     Costs associated with Year 2000 compliance matters have been approximately $100,000 to date and the Company anticipates additional costs of $100,000. Most of our expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation and testing process and Year 2000 compliance matters generally. Such costs, if higher than anticipated, could have a material adverse effect on our business, results of operations and financial condition.

                                 BUSINESS RISKS

OUR BUSINESS IS EXTREMELY DIFFICULT TO EVALUATE BECAUSE OUR OPERATING HISTORY IS LIMITED

     Because of our limited operating history, it is extremely difficult to evaluate our business and prospects. Our revenue and income potential are unproven and our business model is constantly evolving. Our new operating structure is entirely untested, and we cannot be sure that our structure will provide the value to us that we expect. Because the Internet is constantly changing, we may need to change our business model again to adapt to those changes. Frequent changes in organizational structure could impose significant burdens on our management and our employees and could result in loss of productivity or even increased employee attrition.

WE HAVE A HISTORY OF NET LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES

     We expect to have increasing net losses and negative cash flows for the foreseeable future. The size of these net losses will depend, in part, on the rate of growth of our revenues from our advertisers, corporate customers and electronic commerce merchants and on our expenses. It is critical to our success that we continue to expend financial and management resources to develop our brand loyalty through marketing and promotion, enhancement of our question answering services and expansion of our other services. As a result, we expect that our operating expenses will increase significantly for the foreseeable future. With increased expenses, we will need to generate significant additional revenues to achieve profitability. Consequently, it is possible that we may never achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve or sustain profitability in the future, then we will be unable to continue our operations.

OUR QUESTION ANSWERING SERVICES ARE NOVEL AND UNPROVEN

     Our question answering services are novel and unproven. We will be successful only if Internet users adopt our natural-language question answering services on Ask Jeeves and on the Web sites of our corporate customers. It is difficult to predict the extent and rate of user adoption of our question answering services. We cannot assure you that widespread acceptance of our question answering services will occur. Visitors to our service may use it once or twice and then revert to traditional search techniques to navigate the Internet.

OUR METHODS OF GENERATING REVENUE ARE RELATIVELY NEW AND LARGELY UNTESTED

     Revenues from Internet advertising will make up a significant amount of our revenues for the foreseeable future. Since the Internet advertising market is new and rapidly evolving, we cannot yet gauge its effectiveness as compared to traditional advertising media. Advertisers that have traditionally relied on other advertising media may be reluctant to advertise on the Internet believing that Internet advertising is less effective than traditional advertising media for promoting their products and services. Consequently, they may allocate only limited portions of their advertising budgets to Internet advertising. Our business could be materially adversely affected if Internet advertising does not continue to grow or if we are unsuccessful in increasing our advertising revenues.

     In addition, a portion of our revenues for the foreseeable future are expected to be derived from the facilitation of electronic commerce transactions. The market for Internet products and services has only recently begun to develop and is rapidly changing. Therefore, the success of our business depends upon the adoption of the Internet as a medium for commerce by a broad base of customers. If this market fails to develop or develops more slowly than expected, or if our electronic commerce services do not achieve market acceptance, our business may suffer.

     Furthermore, we expect sales to corporate customers to constitute a growing percentage of our revenues. Our question answering service has only been recently implemented onto corporate Web sites. As such, we cannot yet determine the effectiveness of our Corporate Question Answering Service compared to traditional methods of customer relationship management, such as e-mail, call centers and other traditional Web solutions. If we cannot demonstrate to corporate customers that our Corporate Question Answering Service increases the rate at which browsers become purchasers, improves customer satisfaction on their Web sites and reduces expensive support costs, such as those associated with call centers, our ability to attract and retain corporate customers may be impaired.

OUR GROWTH WILL DEPEND ON OUR ABILITY TO DEVELOP OUR BRAND

     We believe that broader brand recognition and a favorable consumer perception of the Ask Jeeves brand are essential to our future success. Accordingly, we intend to continue pursuing an aggressive brand-enhancement strategy, which will include mass market and multimedia advertising, promotional programs and public relations activities. These expenditures may not result in a sufficient increase in revenues to cover such advertising and promotional expenses. In addition, even if brand recognition increases, the number of new users may not increase. Further, even if the number of new users increases, the amount of traffic on Ask Jeeves and the number of corporate customers may not increase sufficiently to justify the expenditures.

TO MANAGE OUR GROWTH, WE NEED TO IMPROVE OUR SYSTEMS, CONTROLS AND PROCEDURES AND COORDINATE OUR QUESTION ANSWERING SERVICES

     We have experienced and may continue to experience rapid growth, which has placed, and could continue to place, a significant strain on our managerial, financial and operational resources. This growth will place a significant strain on our personnel, management systems and resources. We expect that the number of our employees, including management-level employees, will continue to increase for the foreseeable future. We must continue to improve our operational and financial systems and managerial controls and procedures, and we will need to continue to expand, train and manage our workforce. We must also maintain close coordination between our Consumer Question Answering Service and Corporate Question Answering Service, as well as our technical, accounting, finance, marketing, sales and editorial organizations. We cannot assure you that our systems, procedures or controls will be adequate to support our operations or that we will be able to manage any growth effectively.

WE MAY NOT BE ABLE TO EFFECTIVELY COMPETE AGAINST OUR CURRENT AND POTENTIAL COMPETITORS

     Many of our existing competitors, as well as potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources than we can to the development and promotion of their services. Many of these competitors offer a wider range of services than we do. These services may attract users to our competitors' sites and, consequently, result in a decrease of traffic to our site. These competitors may also engage in more extensive research and development, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, partners, advertisers and electronic commerce merchants. Our competitors may develop products and services that are equal or superior to ours or that achieve greater market acceptance. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to better address the needs of advertisers and businesses engaged in electronic commerce. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share.

OUR OPERATING RESULTS ARE VOLATILE AND DIFFICULT TO PREDICT

     You should not rely on our results of operations during any particular quarter as an indication of our future results for a full year or any other quarter. Our quarterly revenues and operating results have varied significantly in the past and may vary significantly in the future.

FAILURE TO RETAIN CUSTOMERS OR ADD NEW CUSTOMERS TO OUR CORPORATE QUESTION ANSWERING SERVICE MAY HAVE AN ADVERSE EFFECT ON OUR REVENUES

     To date, a significant portion of our revenues has been attributable to a limited number of customers. In addition, in the coming year we expect that revenues associated with the Corporate Question Answering Service will be heavily dependent on a limited number of customers, comprised primarily of corporations with large, difficult-to-navigate Web sites. As a result, if we do not complete sales to a sufficient number of customers, our future revenues will be adversely affected.

THE OPERATING PERFORMANCE OF OUR SYSTEMS AND SERVERS IS CRITICAL TO OUR BUSINESS AND REPUTATION

     Any system failure, including network, software or hardware failure, that causes an interruption in our service or a decrease in responsiveness of Ask Jeeves could result in reduced user traffic on Ask Jeeves and reduced revenues. Our network and server equipment is located at Frontier Global Center in Palo Alto, California. Although we believe that our current back-up methods are adequate, we cannot assure you that the back-up servers will not fail or cause an interruption in our service.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk for interest rate changes relates primarily to its investment portfolio. The Company had no derivative financial instruments as of June 30, 1999 or December 31, 1998. The Company places its investment portfolio in high credit quality instruments and the amount of credit exposure to any one issue, issuer and type of instrument is limited. The Company does not expect any material loss with respect to its investment portfolio.

     The Company's investments are principally confined to our cash and cash equivalents and available-for-sale securities, which have short maturities and, therefore, minimal and immaterial market risk.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 8, 1999, IP Learn, LLC filed a lawsuit in the United States District Court for the Northern District of California (Case No. 99-3352) against Ask Jeeves, Inc., alleging that Ask Jeeves infringes a patent that generally relates to natural language database query systems. IP Learn is seeking unspecified damages, including attorney's fees, as well as an injunction. Ask Jeeves' answer to the complaint is due August 26, 1999. Ask Jeeves believes that allegations of the complaint are without merit and intends to contest them vigorously. We believe the amount of the ultimate liability with respect to this action will not materially affect the financial position, results of operations or cash flows of Ask Jeeves, Inc.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 15, 1999, we issued a warrant to purchase 11,250 shares of common stock to Comdisco, Inc. as consideration for improved lease terms under its leasing agreement with Comdisco. The exercise price of this warrant is $14.00 per share and the term of this warrant is five years.

     On June 30, 1999, the registration statement for our initial public offering (IPO) of 3,450,000 shares (including the underwriter's over-allotment of 450,000 shares) of common stock was declared effective by the Securities and Exchange Commission. The purchase price was $14.00 per share. Net proceeds to the Company aggregated approximately $45,000,000 (net of underwriters' commission and offering expenses of $3,300,000). As of the effective date of the offering, all of the convertible preferred stock outstanding was converted into 9,485,690 shares of common stock. Proceeds from the IPO were received in July 1999.

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBIT

     27.1 Financial Data Schedule

b) REPORTS ON FORM 8-K.

     The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto dully authorized.

                                          ASK JEEVES, INC.

August 13, 1999                           By:     /s/ ROBERT W. WRUBEL

                                            ------------------------------------
                                            Robert W. Wrubel
                                            President and Chief Executive
                                              Officer
                                            (Principal Executive Officer)

August 13, 1999                           By:      /s/ M. BRUCE NAKAO

                                            ------------------------------------
                                            M. Bruce Nakao
                                            Chief Financial Officer
                                            (Principal Financial Officer)

August 13, 1999                           By:    /s/ CHRISTINE M. DAVIS

                                            ------------------------------------
                                            Christine M. Davis
                                            Corporate Controller
                                            (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                         DOCUMENT DESCRIPTION
-------                        --------------------
 27.1      Financial Data Schedule