Form 10-Q
period 1999-09-30
ASK JEEVES INC
filed 1999-11-12
CIK 1054298

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                            COMMISSION FILE NUMBER 000-26521

                            --------------------------------

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              [X]  Yes     [ ]  No

     The number of shares outstanding of the registrant's Common Stock as of October 31, 1999 was 26,805,404.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                ASK JEEVES, INC.

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Financial Statements:
         Condensed Balance Sheets September 30, 1999 and December 31,
         1998........................................................    3
         Condensed Statements of Operations three and nine months
         ended September 30, 1999 and 1998...........................    4
         Condensed Statements of Cash Flows nine months ended
         September 30, 1999 and 1998.................................    5
         Notes to Condensed Financial Statements.....................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    8
Item 3.  Quantitative and Qualitative Disclosure About Market Risk...   16

                        PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   17
Item 2.  Change in Securities........................................   17
Item 3.  Defaults Upon Senior Securities.............................   17
Item 4.  Submission of Matters to a Vote of Securities Holders.......   17
Item 5.  Other Information...........................................   17
Item 6.  Exhibits and Reports on Form 8-K............................   17

Signature............................................................   18

                         PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                ASK JEEVES, INC.

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                               (UNAUDITED)      (SEE NOTE)
Current assets:
  Cash and cash equivalents.................................  $ 32,516,473     $ 5,587,883
  Short-term investments....................................    22,279,913              --
  Accounts receivable, net..................................     6,748,847         236,258
  Prepaid expenses and other current assets.................     2,198,559         148,545
                                                              ------------     -----------
          Total current assets..............................    63,743,792       5,972,686
Property and equipment, net.................................     5,395,390         835,486
Intangibles, net and other long-term assets.................     1,260,457              --
Long-term investments.......................................     1,997,913              --
                                                              ------------     -----------
          Total assets......................................  $ 72,397,552     $ 6,808,172
                                                              ============     ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $  2,054,989     $   605,283
  Accrued compensation and related expenses.................     3,571,741         253,062
  Other accrued liabilities.................................     3,403,098         160,000
  Deferred revenue..........................................     2,647,823         149,842
  Current portion of long-term liabilities..................       660,609          28,220
                                                              ------------     -----------
          Total current liabilities.........................    12,338,260       1,196,407
Long-term liabilities.......................................     2,196,462          45,945
                                                              ------------     -----------
          Total liabilities.................................    14,534,722       1,242,352

Commitments
Stockholders' equity:
  Convertible preferred stock, no par value; (5,000,000
     shares authorized).....................................            --       6,088,222
  Common Stock, no par value; 150,000,000 shares authorized;
     26,805,404 and 11,358,077 shares issued and outstanding
     at September 30, 1999 and December 31, 1998,
     respectively...........................................    88,596,152       4,771,781
Deferred stock compensation.................................    (1,737,376)       (476,984)
Accumulated deficit.........................................   (28,995,946)     (4,817,199)
                                                              ------------     -----------
          Total stockholders' equity........................    57,862,830       5,565,820
                                                              ------------     -----------
          Total liabilities and stockholders' equity........  $ 72,397,552     $ 6,808,172
                                                              ============     ===========

Note: The December 31, 1998 balance sheet data is derived from the December 31, 1998 audited financial statements.

                See accompanying notes to financial statements.

                                ASK JEEVES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                        ------------------------    ---------------------------
                                           1999          1998           1999           1998
                                        -----------    ---------    ------------    -----------
Revenue
Consumer..............................  $ 4,243,231    $ 105,265    $  7,201,116    $   155,386
  Corporate...........................    2,209,098        7,500       3,100,329          7,500
                                        -----------    ---------    ------------    -----------
          Total revenues..............    6,452,329      112,765      10,301,445        162,886
Cost of revenues:
  Consumer............................    1,803,526      169,144       3,664,856        285,249
  Corporate...........................    1,742,582       60,878       3,695,118        111,585
                                        -----------    ---------    ------------    -----------
          Total cost of revenues......    3,546,108      230,022       7,359,974        396,834
Gross profit/(loss)...................    2,906,221     (117,257)      2,941,471       (233,948)
Operating expenses:
     Product development..............    1,572,745      226,188       3,460,618        524,423
     Sales and marketing..............    9,107,473      323,828      19,269,005        588,043
     General and administrative.......    1,646,133      260,565       3,678,456        495,524
     Amortization of deferred stock
       compensation...................      561,316           --       1,470,558             --
     Write-off of in-process
       technology acquired............           --           --         360,697             --
                                        -----------    ---------    ------------    -----------
          Total operating expenses....   12,887,667      810,581      28,239,334      1,607,990
                                        -----------    ---------    ------------    -----------
Operating loss........................   (9,981,446)    (927,838)    (25,297,863)    (1,841,938)
Interest income, net..................      692,781        9,643       1,119,116         14,733
                                        -----------    ---------    ------------    -----------
Net loss..............................  $(9,288,665)   $(918,195)   $(24,178,747)   $(1,827,205)
                                        ===========    =========    ============    ===========
Basic and diluted net loss per
  share...............................  $     (0.37)   $   (0.09)   $      (1.49)   $     (0.24)
                                        ===========    =========    ============    ===========
Weighted average shares outstanding
  used in computing basic and diluted
  net loss per share..................   25,268,421    9,933,461      16,244,563      7,468,860
                                        ===========    =========    ============    ===========

                See accompanying notes to financial statements.

                                ASK JEEVES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                  1999          1998
                                                              ------------   -----------
OPERATING ACTIVITIES
Net loss....................................................  $(24,178,747)  $(1,827,205)
Adjustment to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................       663,695        49,221
  Loss on disposal of assets................................        10,608            --
  Issuance of stock options to consultants..................        28,500            --
  Issuance of common stock to consultants...................            --         7,521
  Issuance of common stock warrants to consultants..........         8,750        11,210
  Contribution of assets and services by stockholders.......            --       225,000
  Compensation charge related to grants of stock options....       174,500        38,312
  Amortization of deferred stock compensation...............     1,470,558            --
  Amortization of intangibles...............................       199,150            --
  Write-off of in-process technology........................       360,697            --
  Changes in operating assets and liabilities:
     Accounts receivable....................................    (6,512,589)     (164,142)
     Prepaids and other current assets......................    (1,892,514)      (48,569)
     Accounts payable.......................................     1,449,706       119,676
     Accrued compensation and related expenses..............     3,318,679       (16,934)
     Accrued marketing expenses.............................       854,825            --
     Other accrued liabilities..............................     2,618,274       188,064
     Deferred revenue.......................................     2,497,981       109,499
                                                              ------------   -----------
Net cash used in operating activities.......................   (18,927,927)   (1,308,347)
INVESTING ACTIVITIES
Purchases of property and equipment.........................    (4,306,165)     (290,266)
Purchases of investments....................................   (24,277,826)           --
Purchase of intangibles.....................................      (750,000)           --
Purchase of long-term assets................................      (282,804)           --
                                                              ------------   -----------
Net cash used in investing activities.......................   (29,616,795)     (290,266)
FINANCING ACTIVITIES
Issuance of common stock for cash, net of issuance costs....    42,980,188     2,747,500
Issuance of common stock upon exercise of stock options.....     4,413,094         6,761
Issuance of preferred stock for cash, net of issuance
  costs.....................................................    26,455,166            --
Proceeds from capital lease financing.......................     1,808,810            --
Repayment of capital lease obligations......................      (183,946)       (8,799)
                                                              ------------   -----------
Net cash provided by financing activities...................    75,473,312     2,745,462
                                                              ------------   -----------
Increase in cash and cash equivalents.......................    26,928,590     1,146,849
Cash and cash equivalents at beginning of period............     5,587,883       521,247
                                                              ------------   -----------
Cash and cash equivalents at end of period..................  $ 32,516,473   $ 1,668,096
                                                              ============   ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES
  Capital lease obligations incurred........................  $    928,042   $    89,176
                                                              ============   ===========
  Common stock issued in payment of intangibles.............  $    787,500   $        --
                                                              ============   ===========
  Preferred stock converted to common stock.................  $ 32,535,201   $        --
                                                              ============   ===========
  Common stock warrants issued..............................  $    157,500   $        --
                                                              ============   ===========

                See accompanying notes to financial statements.

                                ASK JEEVES, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The Company

     Ask Jeeves ("Ask Jeeves" or "the Company") is a provider of natural-language question and answering service on the Internet for consumers and companies. The Company's services provide users a fast, easy and intuitive way to find information, products and services on the Internet. The Company combines proprietary tools and technologies with editorial judgment to let users ask questions in plain English and to direct them to a small selection of relevant destinations on the Internet. The Company was incorporated in California in June 1996 and reincorporated in Delaware in June 1999.

  Public Offering of Common Stock

     On June 30, 1999, the Company completed its initial public offering (IPO) of 3,450,000 shares of common stock at a purchase price per share of $14.00. Net proceeds to the Company aggregated approximately $45 million (net of underwriters' commission and offering expenses of $3.3 million). As of the effective date of the offering, all of the convertible preferred stock outstanding was converted into 9,485,690 shares of common stock.

  Unaudited Interim Financial Information

     The accompanying financial statements at September 30, 1999 and for the three and nine months ended September 30, 1999 and September 30, 1998 are unaudited but include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the financial position and the operating results and cash flows for the interim date and periods presented. Results for the interim periods ended September 30, 1999 and September 30, 1998 are not necessarily indicative of results for the entire fiscal year or future periods.

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

  Computation of Net Loss Per Share

     Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Dilutive earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The shares outstanding exclude those shares that are subject to repurchase as a result of unvested early exercises. Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

                                ASK JEEVES, INC.

                                  (UNAUDITED)

     The following table sets forth the computation of net loss per share:

                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                              ------------------------   --------------------------
                                                 1999          1998          1999          1998
                                              -----------   ----------   ------------   -----------
Net loss....................................  $(9,288,665)  $ (918,195)  $(24,178,747)  $(1,827,205)
Weighted-average shares outstanding basic
and diluted.................................   25,268,421    9,933,461     16,244,563     7,468,860
Basic and diluted net loss per share........  $     (0.37)  $    (0.09)  $      (1.49)  $     (0.24)

  Commitments and Contingencies

     On April 30, 1999 the Company entered into a five-year lease for its headquarters in Emeryville, California. The lease was amended on September 10, 1999 to accommodate future growth needs. The Company's total obligation under the lease $11.9 million.

     Capital lease obligations for equipment represent the present value of future lease payments under the lease agreements with COMDISCO, Inc. The Company has options to purchase the leased assets at the end of the lease terms.

     The Company is a party to a legal proceeding and claim. In the opinion of management, the amount of the ultimate liability with respect to this action will not materially affect the financial position, results of operations or cash flows of the Company.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, this overview and the following discussion contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Company's Registration Statement on Form S-1 filed April 30, 1999, as amended and effective June 30, 1999.

OVERVIEW

     We have two principal businesses based on the same underlying technology. The Consumer Question Answering Service, or Consumer Service, allows users to obtain answers to frequently asked questions on the Internet. The Corporate Question Answering Service, or Corporate Service, helps companies provide a human-like online interface for their customers. The demand for our Corporate Service is greater than previously anticipated and we believe we must be more aggressive in capturing significant market share in the near-term. As a result, we plan to increase our investments in sales, marketing, infrastructure, and product development in an effort to capture market share faster and create greater long-term value for our shareholders.

     Revenues from the Consumer Service consist primarily of two components:

     - advertising revenues; and

     - knowledge base licensing fees.

     We earn advertising revenues from short-term advertising contracts by delivering impressions to users over a specified period of time. Advertising rates, measured on a cost per thousand impressions (CPM) basis, are dependent on whether the impressions are displayed in general rotation throughout our Web site or are directed to targeted audiences or channels within Ask Jeeves, such as the computer, entertainment, family, health, money, shopping and travel channels. Revenues are based upon actual impressions delivered as measured by our third party advertising delivery provider, Doubleclick, Inc. We currently license the Ask Jeeves knowledge base to three companies that provide Internet-wide navigation services. These companies are AltaVista Company, Netscape Communications, Inc., and Infonautics Corporation. Knowledge base licensing fees consist of a fixed fee that is recognized ratably over the contract term, generally a twelve month period. In the future, we expect that licensing of the knowledge base will not be a significant part of our business model. We also expect to generate a portion of our revenues from a third component, the facilitation of electronic commerce. We are currently in a pilot phase of our electronic commerce program and revenues from the facilitation of electronic commerce from inception through September 30, 1999 have not been significant. We expect to generate revenues from electronic commerce transactions through arrangements with our electronic commerce merchants. Typically, we receive payment only if the user clicks on the answer that links to such electronic commerce merchant's Web site a cost per click (CPC) basis.

     Revenues from the Corporate Service consist of three components:

     - knowledge base customization;

     - maintenance and information service fees; and

     - per-answer fees.

     We recognize knowledge base customization and maintenance and information service fees ratably over the contract term, generally twelve months. We recognize per-answer fees based on answers delivered at contractual per-answer rates. Payments received prior to delivering the knowledge base or providing maintenance and information services are recorded as deferred revenues and are recognized ratably over the contract term.

     Cost of revenues for our Consumer Service consists primarily of salaries and personnel costs associated with the content development and maintenance of Ask Jeeves and providing data analysis and testing. Cost of revenues for our Corporate Service consists primarily of salaries and related personnel costs and other direct costs to provide knowledge base information and maintenance services to corporate customers. Cost of revenues also includes amortization charges from the acquisition of assets from Lumina Design Systems, Inc. We believe that ongoing content development is required to remain competitive, and we expect that our production and content expenses will continue to increase in absolute dollars in the future.

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

     General and administrative expenses consist primarily of salaries and related personnel costs and other related costs for general corporate functions, including executive management, business development, finance, facilities administration, legal, recruiting and fees for other professional services. We expect general and administrative expenses to increase in absolute dollars in the future as we add personnel and incur additional costs related to the growth of our business and our operation as a public company.

     Interest income and expense includes income on our cash and short-term investments net of expenses related to the Company's financing obligations. Proceeds from our initial public offering are expected to increase the interest income generated in the near term, partially offset by an expected increase in interest expense.

     For the nine months ended September 30, 1999, in connection with the grant of certain stock options to employees, we recorded deferred stock compensation totaling $2.2 million representing the difference between the deemed fair value of our common stock on the date such options were granted and the exercise price. Such amount is included as a reduction of stockholders' equity and is being amortized by charges to operations on a graded vesting method. We recorded amortization of deferred stock compensation expense of $1.1 million for the nine months ended September 30, 1999. At September 30, 1999, we had a total of $1.6 million remaining to be amortized over the corresponding vesting periods of the options, generally four years. Due to the graded vesting method of amortization, most of the deferred compensation charge will be incurred over the first two years of the vesting of the options.

     Additionally, for the nine months ended September 30, 1999, in connection with the grant of stock options to Roger A. Strauch and Daniel H. Miller, who served as our consultants, we recorded deferred stock compensation of $511,000. This amount represents the difference between the deemed fair value of our common stock on the date such options were granted and the exercise price and is being amortized by charges to operations over the service period which concludes in December 1999. We recorded amortization of deferred stock compensation expense of $351,000 in the nine months ended September 30, 1999.

     We have incurred significant net losses and negative cash flows from operations since our inception, and at September 30, 1999, we had an accumulated deficit of approximately $29.0 million. These losses have been funded primarily through the issuance of preferred and common equity securities. We believe that we will continue to incur operating and net losses and negative cash flows from operations for the foreseeable future and that the rate at which we will incur such losses may increase from current levels.

RESULTS OF OPERATIONS

  Revenues

     Total revenues were $6.5 million for the three months ended September 30, 1999. Of this total, revenues from the Consumer Service were $4.2 million for the three months ended September 30, 1999 and were primarily generated from banner advertisement revenues. Revenues from the Corporate Service were $2.2 million for the three months ended September 30, 1999, of which $1.1 million was generated from knowledge base creation fees and $1.1 million from ongoing services. Revenues from Consumer and Corporate Services for the three months ended September 30, 1998 were $105,000 and $8,000, respectively.

     For the nine months ended September 30, 1999 total revenues were $10.3 million. Of this total, revenues from the Consumer and Corporate Services were $7.2 million and $3.1 million, respectively, compared to $155,000 and $8,000 for the nine months ended September 30, 1998, respectively. The revenue growth over the respective prior year periods is primarily attributable to increased advertising revenue due to increased use of the Internet by consumers and acceptance of the Internet as an advertising and commerce medium, increased viewer traffic on our web-sites (ASK.com and AJKids.com), and the launching of our Corporate Service. For the three months ended September 30, 1999, Ask.com received 134 million questions, representing an increase of 46 percent from 92 million questions in the three months ended June 30, 1999. Revenue per thousand page views, or RPMs, increased to $10.07, representing a 34 percent increase over the three months ended June 30, 1999. The increases reflect our performance in connecting advertisers with targeted customers. The network of companies that subscribe to our Corporate Service increased from fourteen to twenty-five during the three months ended September 30, 1999 as Ask Jeeves signed new business in targeted technology, financial services and e-tail vertical markets. The questions Ask Jeeves' handled for its Corporate Service customers during the three months ended September 30, 1999 grew to 2.5 million, representing a 59 percent increase from the three months ended June 30, 1999 of 1.6 million questions.

  Cost of Revenues

     Cost of revenues for our Consumer Service were $1.8 million for the three months ended September 30, 1999 compared to $169,000 for the three months ended September 30, 1998. Cost of revenues for our Corporate Service were $1.7 million for the three months ended September 30, 1999 compared to $61,000 for the same period a year ago. The increase in cost of revenues during these periods is related to increased third party advertising management fees, hosting costs, and additional personnel and related personnel costs associated with development of our public site to support the increase in revenues, specifically in the areas of content development, maintenance, data analysis, and testing. We also incurred higher costs associated with personnel and related personnel costs required to provide knowledge base information and maintenance services to our Corporate Services customers. Cost of revenues for the three months ended September 30, 1999 includes $109,000 of amortization charges related to the acquisition of assets from Lumina Design Systems, Inc. We expect our hosting, third party advertising management fees, content development and web site costs will continue to increase to meet the demands for web services and to provide additional services to users of our Consumer Service and our Corporate Service customers.

  Product Development Expenses

     Product development expenses increased to $1.6 million for the three months ended September 30, 1999, from $226,000 for the same period a year ago and increased to $3.5 million for the nine months ended September 30, 1999, from $524,000 for the same period a year ago. The primary reasons for the increases were the hiring of additional personnel and related personnel costs and consultant fees and expenses related to the design, development, testing and enhancement of our technology and services. We believe the development of additional features and tools are vital for us to remain competitive in our industry. We anticipate that we will continue to devote substantial resources to product development. These costs are expected to continue to increase in dollar amount in future periods.

  Sales and Marketing Expenses

     Sales and marketing expenses increased to $9.1 million and $19.3 million for the three and nine months ended September 30, 1999, respectively, from $324,000 and $588,000 for the same periods a year ago. The increase was primarily due to increases in advertising expenses related to our branding campaign, the hiring of additional sales and marketing personnel and commissions paid to support the increase in revenues. We intend to continue pursuing an aggressive brand-enhancement strategy, which will include mass market and multimedia advertising, promotional programs and public relations activities. Consequently, these costs are expected to continue to increase in dollar amount in future periods.

  General and Administrative Expenses

     General and administrative expenses increased to $1.6 million and $3.7 million for the three and nine months ended September 30, 1999, respectively, from $261,000 and $495,000 for the same periods a year ago. The increase in general and administrative expenses was primarily due to increased depreciation on our property and equipment and an increase in the number of finance, legal, business development, and information systems personnel to support the growth of our business, and recruiting costs related to filling key executive positions.

  Interest Income, Net

     Net interest income totaled $693,000 and $1.1 million for the three and nine months ended September 30, 1999, respectively, compared to net interest income of $10,000 and $15,000 in the comparable periods in 1998. This increase was primarily generated from interest income on proceeds from our equity financings, partially offset by increased interest charges on capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations primarily through the private placement of equity securities and our initial public offering. As of September 30, 1999, we had $56.8 million in cash, cash equivalents and investments. Net cash used in operating activities was $19.1 million for the nine months ended September 30, 1999. The net cash used in operating activities resulted primarily from net operating losses and increases in accounts receivable and prepaid expenses, partially offset by the timing of accounts payable settlements, accrued compensation, deferred revenue, and accrued expenses. Net cash used in investing activities was $29.6 million for the nine months ended September 30, 1999. Net cash used in investing activities related to purchases of $4.3 million of property and equipment and $24.3 million of short-term and long-term investments for the nine months ended September 30, 1999. Net cash provided by financing activities was $75.6 million for the nine months ended September 30, 1999 and related primarily to net proceeds from the sale of preferred equity securities of $26.5 million, net proceeds from our initial public offering of $43.0 million, proceeds from the exercise of stock options under the Company's stock incentive plans of $4.4 million, and proceeds from a sale leaseback transaction of $1.8 million.

     We have no material commitments or obligations other than those under capital and operating leases. In June 1999, we entered into a leasing agreement with Comdisco, Inc. to finance equipment and software purchases up to a maximum amount of $3.5 million. As of October 31, 1999, we have utilized approximately $3 million of the total credit line. Our capital requirements depend on numerous factors, including market acceptance of our services and the amount of resources we invest in site and content development, marketing and selling our services, and our brand promotions. We have experienced a substantial increase in our expenditures since our inception consistent with growth in our operations and staffing, and we anticipate that this will continue for the foreseeable future. Additionally, we will continue to evaluate possible investments in businesses and technologies, and we plan to expand our sales and marketing programs and conduct more aggressive brand promotions.

     We currently anticipate that our available cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next nine months. At the end of such period, we will need to generate sufficient cash flow from operations to meet our anticipated needs for working capital and capital expenditures, or we will need to raise additional capital. However, if during that nine month period or thereafter, we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, these failures could have a material adverse effect on our business, results of operations and financial condition. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced.

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

     All of our third party software and hardware vendors have provided written statements, which were obtained at our request or from their public Web sites, indicating that they are Year 2000 compliant. We performed a Year 2000 simulation on our material IT and non-IT systems during the first half of 1999 to test system readiness. Simulation tests have been performed on all but the router system provided by Cisco Systems, Inc. Our business would experience an interruption of service if simulation tests were conducted on this router system and therefore we are relying on Cisco's Year 2000 Compliance Statement, which is on its Web site. We had three hardware and software non-compliant systems which were retired this quarter. All of our material third party service providers have represented in writing that they are expected to be Year 2000 compliant in the fourth quarter of 1999.

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

COSTS TO DATE

     Costs associated with Year 2000 compliance matters have been approximately $150,000 to date and the Company anticipates additional costs of $50,000. Most of our expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation and testing process and Year 2000 compliance matters generally. Such costs, if higher than anticipated, could have a material adverse effect on our business, results of operations and financial condition.

                                 BUSINESS RISKS

OUR BUSINESS IS EXTREMELY DIFFICULT TO EVALUATE BECAUSE OUR OPERATING HISTORY IS LIMITED

     Because of our limited operating history, it is extremely difficult to evaluate our business and prospects. Our revenue and income potential is unproven and our business model is constantly evolving. Because the Internet is constantly changing, we may need to change our business model and organizational structure again to adapt to those changes. Frequent changes in organizational structure could impose significant burdens on our management and our employees and could result in loss of productivity or even increased employee attrition.

WE HAVE A HISTORY OF NET LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES

     We expect to have increasing net losses and negative cash flows for the foreseeable future. The size of these net losses will depend, in part, on the rate of growth of our revenues from our advertisers, corporate customers and electronic commerce merchants and on our expenses. It is critical to our success that we continue to expend financial and management resources to develop our brand loyalty through marketing and promotion, enhancement of our services and expansion of our other services. As a result, we expect that our operating expenses will increase significantly for the foreseeable future. With increased expenses, we will need to generate significant additional revenues to achieve profitability. Consequently, it is possible that we may never achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve or sustain profitability in the future, then we will be unable to continue our operations.

OUR QUESTION ANSWERING SERVICES ARE NOVEL AND UNPROVEN

     Our question answering services are novel and unproven. We will be successful only if Internet users adopt our natural-language services on Ask Jeeves and on the Web sites of our corporate customers. It is difficult to predict the extent and rate of user adoption of our services. We cannot assure you that widespread acceptance of our question and answering services will occur. Visitors to our service may use it once or twice and then revert to traditional search techniques to navigate the Internet.

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

     Furthermore, we expect sales to corporate customers to constitute a growing percentage of our revenues. Our service has only been recently implemented onto corporate Web sites. As such, we cannot yet determine the effectiveness of our Corporate Service compared to traditional methods of customer relationship management, such as e-mail, call centers and other traditional Web solutions. If we cannot demonstrate to corporate customers that our Corporate Service increases the rate at which browsers become purchasers, improves customer satisfaction on their Web sites and reduces expensive support costs, such as those associated with call centers, our ability to attract and retain corporate customers may be impaired.

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

TO MANAGE OUR GROWTH, WE NEED TO IMPROVE OUR SYSTEMS, CONTROLS AND PROCEDURES AND COORDINATE OUR QUESTION ANSWERING SERVICES

     We have experienced and may continue to experience rapid growth, which has placed, and could continue to place, a significant strain on our managerial, financial and operational resources. This growth will place a significant strain on our personnel, management systems and resources. We expect that the number of our employees, including management-level employees, will continue to increase for the foreseeable future. We must continue to improve our operational and financial systems and managerial controls and procedures, and we will need to continue to expand, train and manage our workforce. We must also maintain close coordination between our Consumer Service and Corporate Service, as well as our technical, accounting, finance, marketing, sales and editorial organizations. We cannot assure you that our systems, procedures or controls will be adequate to support our operations or that we will be able to manage any growth effectively.

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

FAILURE TO RETAIN CUSTOMERS OR ADD NEW CUSTOMERS TO OUR CORPORATE SERVICE MAY HAVE AN ADVERSE EFFECT ON OUR REVENUES

     To date, a significant portion of our revenues has been attributable to a limited number of customers. If we are unable to offer value to our customers during the term of these contracts, or if our customers choose a competitor's service over our service, or if such customers decide to use their own proprietary technology to develop services to ours, such customers may not renew their contracts. In addition, in the coming year we expect that our expenses associated with the sales, marketing, and development of the Corporate Service will increase and revenues associated with the Corporate Service will be heavily dependent on a limited number of customers, comprised primarily of corporations with large, difficult-to-navigate Web sites. As a result of our additional expenses, if we do not complete sales to a sufficient number of customers, our future revenues will be adversely affected.

THE OPERATING PERFORMANCE OF OUR SYSTEMS AND SERVERS IS CRITICAL TO OUR BUSINESS AND REPUTATION

     Any system failure, including network, software or hardware failure, that causes an interruption in our service or a decrease in responsiveness of Ask Jeeves could result in reduced user traffic on Ask Jeeves and reduced revenues. Our network and server equipment is located at Frontier Global Center in Palo Alto, California and Exodus in Santa Clara, California. Although we believe that our current back-up methods are adequate, we cannot assure you that the back-up servers will not fail or cause an interruption in our service.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS AND WE MAY BE LIABLE FOR INFRINGING THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS

     Third parties may infringe or misappropriate our patents, trademarks or other proprietary rights, which could have a material adverse effect on our business. In addition, we do not know whether we will be able to defend our proprietary rights since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries is uncertain and still evolving. Because we are devoting significant resources to building our brands through media advertising campaigns, if we are unable to register the trade and service marks for which we have applied, or if we are unable to defend our intellectual property rights, our business may be materially and adversely affected.

     Third parties may assert infringement claims against us. From time to time in the ordinary course of business we have been, and we expect to continue to be, subject to claims of alleged infringement of the trademarks and other intellectual property rights of third parties. These claims and any resultant litigation, should it occur, could subject us to significant liability for damages. In addition, even if we prevail, litigation could be time-consuming and expensive to defend, and could result in the diversion of our time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into agreements with the third parties making these claims.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk for interest rate changes relates primarily to its investment portfolio. The Company had no derivative financial instruments as of September 30, 1999 or December 31, 1998. The Company places its investment portfolio in high credit quality instruments and the amount of credit exposure to any one issue, issuer and type of instrument is limited. The Company does not expect any material loss with respect to its investment portfolio.

     The Company's investments are principally confined to our cash and cash equivalents and available-for-sale securities, which have short maturities and, therefore, minimal market risk.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 8, 1999, IP Learn, LLC filed a lawsuit in the United States District Court for the Northern District of California (Case No. 99-3352) against Ask Jeeves alleging that Ask Jeeves infringes a patent that generally relates to natural language database query systems. IP Learn is seeking unspecified damages, including attorney's fees, as well as an injunction. Ask Jeeves answered the complaint on August 30, 1999 and the parties have begun discovery. Ask Jeeves believes that allegations of the complaint are without merit and intends to contest them vigorously. We believe the amount of the ultimate liability with respect to this action will not materially affect the financial position, results of operations or cash flows of Ask Jeeves.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBIT

     10.1 First Amendment to Office Lease Between Emery Station Associates LLC (Landlord) and Ask Jeeves, Inc. (Tenant)

     27.1 Financial Data Schedule

(b) REPORTS ON FORM 8-K.

     The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto dully authorized.

                                          ASK JEEVES, INC.

November 12, 1999                         By: /s/ Robert W. Wrubel
                                          --------------------------------------
                                             Robert W. Wrubel
                                            President and Chief
                                            Executive Officer
                                            (Principal Executive Officer)

November 12, 1999                         By: /s/ M. Bruce Nakao
                                          --------------------------------------
                                             M. Bruce Nakao
                                            Chief Financial Officer
                                            (Principal Financial Officer)

November 12, 1999                         By: /s/ Christine M. Davis
                                          --------------------------------------
                                             Christine M. Davis
                                            Corporate Controller
                                            (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                         DOCUMENT DESCRIPTION
-------                        --------------------
10.1       First Amendment to Office Lease Between Emery Station
           Associates LLC (Landlord) and Ask Jeeves, Inc. (Tenant)
27.1       Financial Data Schedule