Form 10-K
period 1999-12-31
ASK JEEVES INC
filed 2000-03-30
CIK 1054298

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER
           31, 1999 OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

                         COMMISSION FILE NO. 000-26521

                            ------------------------

                                ASK JEEVES, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     94-3334199
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

              5858 HORTON STREET, SUITE 350, EMERYVILLE, CA 94608
             (Address of principal executive offices and zip code)

                                 (510) 985-7400
              (Registrant's telephone number, including area code)

                            ------------------------

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.001 PAR VALUE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The approximate aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock on March 1, 2000 as reported by Nasdaq National Market was approximately $1,860,035,885. Shares of Common Stock held by each officer and director and by each person who owns 5% or more outstanding Common Stock of the Registrant have been excluded from this computation in that such persons may be deemed to be affiliates. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

    As of January 31, 2000, the Registrant had 28,793,899 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Ask Jeeves' Definitive Proxy Statement filed with the Security and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the 2000 Annual Meeting are incorporated herein by reference into Part III of this report.

    Certain Exhibits filed with Ask Jeeves' Registration Statement on Form S-1, No. 333-77539; Current Report on Form 8-K, filed with the Commission on November 18, 1999; Registration Statement on Form S-1, No. 333-95691; Current Report on Form 8-K, filed with the Commission on February 14, 2000 and Registration Statement on Form S-1, No. 333-30494, are incorporated by reference into Part IV of this report.

                                ASK JEEVES, INC.
                        1999 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART I
  Item 1. Business..........................................      1
  Item 2. Properties........................................     27
  Item 3. Legal Proceedings.................................     28
  Item 4. Submission of Matters to a Vote of Security
    Holders.................................................     28
PART II
  Item 5. Market for Registrant's Common Equity and Related
    Shareholder Matters.....................................     29
  Item 6. Selected Financial Data...........................     29
  Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............     31
  Item 7A. Quantitative and Qualitative Disclosures about
    Market Risk.............................................     40
  Item 8. Financial Statements and Supplementary Data.......     40
  Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure...............     40
PART III
  Item 10. Directors and Executive Officers of the
    Registrant..............................................     41
  Item 11. Executive Compensation...........................     45
  Item 12. Security Ownership of Certain Beneficial Owners
    and Management..........................................     49
  Item 13. Certain Relationships and Related Transactions...     51
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and
    Reports on Form 8-K.....................................     54
SIGNATURES..................................................     57

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    Ask Jeeves, Inc. ("Ask Jeeves" or the "Company") has developed and deployed an online personal service infrastructure to provide real-time access to information, products and services. Our online personal service infrastructure allows companies to create an intuitive interaction with their customers. We accomplish this by connecting consumers to answers through easy-to-use services that include automated search, natural language question answering, intelligent advisor technology and live help. We believe that by providing consumers with a more intuitive, relevant and flexible way to access information online, companies will be able to maximize the returns on their Web-based strategies through better consumer targeting and acquisition, increased conversion and retention rates, lowered support costs and access to customer data. Key elements of our strategy are to extend our reach in corporate markets, introduce new technologies and services, provide customer insight, increase awareness of the Ask Jeeves brand, expand our syndication business, and expand our international presence.

    Our online personal service infrastructure is built on proprietary technology combined with human intelligence to create an interaction centered on understanding users' specific needs and interests and connecting them to the most relevant information, products and services. We introduced Jeeves Answers, our natural language question answering service, on Ask Jeeves at Ask.com in 1997 to provide users with a more satisfying and productive experience and to help companies better target and acquire customers. In 1998, we launched a customized service to develop and implement Jeeves Answers on corporate Web sites to help companies better convert and retain consumers. In 1999, we expanded our suite of services to include Jeeves Advisor and Jeeves Live, which permit our corporate customers to offer a decision advisory process and real-time interaction with a live representative. In February 2000, we added Jeeves Search, a popularity-based automated search technology that uses the collective queries and Web site selections of users to deliver relevant results across the Internet or on a corporate Web site. Our services are built on a flexible, scalable architecture with an information gathering system that collects users' questions and selections across Ask Jeeves-enabled Web sites. We store and analyze the information we collect to improve the performance of our services and to deliver user insight to our corporate customers.

    We deliver our online personal service infrastructure through our Web Properties and Syndication Group and our Corporate Services Group. Our Web Properties and Syndication Group delivers potential consumers to companies' Web sites through a combination of advertising, sponsorships, listing and shopping services available on Ask.com and DirectHit.com. We have recently added a syndication service, whereby we syndicate our services to generate traffic to our Web sites. This service also includes our existing licensing arrangements with portals, such as AltaVista and Netscape. Currently, we reach millions of Web users through our Web Properties and Syndication Group enabling, companies to reach a broad set of potential customers. Our Corporate Services Group develops and maintains customized automated search, natural language question answering, intelligent advisor and live help services on corporate Web sites. We believe our corporate services help companies convert shoppers to buyers, reduce support costs, gain consumer insight and improve consumer retention. The Corporate Services Group provides these services on an outsourced basis with little involvement from our corporate customers' technical personnel.

    Our goal is to become the standard for online personal service and Web interaction. We believe we can accomplish this by building a global brand that represents superior online personal service. We further believe that as we expand our services, capture more consumer data and extend our reach into the corporate market, we will create a superior platform for consumer targeting and conversion that will become an important part of companies' Web strategies.

INDUSTRY BACKGROUND

    The Internet has emerged as a mass-market communications medium, enabling millions of users to obtain and share information and interact and conduct business electronically. International Data Corporation, or IDC, estimates that the number of Internet users will increase from approximately 196 million at the end of 1999 to approximately 500 million by the end of 2003. In addition to its benefits for individuals, the ubiquity of the Internet as a global communications tool provides businesses with an attractive vehicle to target and acquire customers, deliver product information, market and sell products and services and provide pre-sales and post-sales support. According to IDC, worldwide electronic commerce revenue is expected to increase from approximately $111 billion in 1999 to more than $1.3 trillion in 2003. Additionally, Forrester Research estimates that the dollar value of advertising on the web is expected to increase from approximately $12.8 billion in 1999 to approximately $22.2 billion in 2004.

    ONLINE CUSTOMER SERVICE IS CRITICAL

    While the importance of the Internet for individuals and businesses has drawn users at an unprecedented pace, this growth has increased competitive pressures in online markets. The abundance of information available on the Internet and the difficulty in accessing this information means that consumers are often frustrated in their attempts to locate the information, products and services they need. Companies therefore have a difficult time identifying qualified prospects and introducing them to their products and services. Once users arrive at a corporate Web site, companies often face difficulties in providing a level of service that effectively answers questions, provides education about relevant products and services and provides a high level of support. Thus, to maintain or increase market share, many businesses are focusing on the quality of Web-based service as a key competitive differentiator. Whether asking about product features, checking the status of an order or receiving help with a loan application, online customers have traditional service needs, and they want to be assured that these needs will be met before conducting a transaction. In the increasingly competitive electronic commerce environment, companies that fail to address these consumer service needs may lose sales to competitors located a mouse click away.

    TRADITIONAL APPROACHES ARE INEFFICIENT

    Online businesses have attempted to target, convert and retain online users by employing a variety of customer acquisition and support tools including search engines, e-mail response systems, and call-centers. However, standard search engines and directory services often provide an overabundance of irrelevant results making it difficult to provide personal interaction and tailored answers to specific questions; e-mail responses tend to address users' concerns too slowly and inefficiently; and call-centers are difficult to manage and costly. As a result, users often abandon their searches causing online businesses to lose opportunities for sales. Currently, the online conversion rate, the percentage of visitors who complete a purchase, is approximately 2.0%, according to Forrester Research, similar to that of unsolicited direct mailings through conventional mail.

    NEED FOR REAL-TIME PERSONAL SERVICE

    Companies are searching for new methods of conducting business online. They are focusing on increasing online conversion rates by providing timely, personalized service to guide users through the process of finding answers and receiving help. In addition, companies are looking for methods to increase customer satisfaction with their products and services in order to create repeat buyers. Also, the emergence of online vertical markets and more informed consumers has required businesses to adopt solutions that are focused on the particular needs of their industry. We believe that the competitive nature of online business is leading companies to develop Web sites that fulfill a variety of needs, including:

    - attracting or delivering users;

    - providing users with easy access to requested information;

    - retaining user's attention by expanding the scope of the interaction;

    - enabling user's transactions;

    - dealing with pre-sales and post-sales questions; and

    - improving management of customer relationships by collecting and analyzing consumer data.

    We believe that companies can better target and acquire customer, achieve higher conversion rates, lower customer service costs and increase customer retention through:

    - the combination of automated self-service systems with human intelligence that provides a more personal experience and offers relevant answers to specific questions;

    - the efficient delivery of relevant answers by educating customer through automated self-service with a path to real-time interaction with a live representative; and

    - cost-effective and relevant solutions that can provide varying levels of service depending on the potential profitability of the transaction.

    To rapidly adopt such services, we believe many companies will outsource the resources and expertise necessary to quickly create and skillfully manage the solution. We believe that the delivery of intuitive and intelligent customer service tools designed to manage a company's real-time interactions with its customers that can be implemented on an outsourced basis is an emerging market opportunity.

THE ASK JEEVES SOLUTION

    Ask Jeeves has developed and deployed an online personal service infrastructure to provide real-time access to information, products and services. Our online personal service infrastructure allows companies to create an intuitive interaction with their customers. We accomplish this by connecting users to answers through a suite of easy-to-use services that include automated search, natural language question answering, intelligent advisor technology and live help. We believe that by providing a more intuitive, relevant and flexible way to access online information, companies will be able to maximize the returns on their Web-based strategies through better targeting and acquisition of users, increased conversion and retention rates, lowered support costs and access to customer data. Our online personal service infrastructure includes Jeeves Search, Jeeves Answers, Jeeves Advisor, Jeeves Live and Jeeves Insight, which we deliver through our Web Properties and Syndication Group and our Corporate Services Group.

    Through our Web Properties and Syndication Group, we provide targeting services designed to drive qualified prospects to corporate Web sites. We accomplish this through a combination of advertising, sponsorship, listing and shopping services available through Ask.com, DirectHit.com and our syndication services. The benefits to companies that use our targeting services are:

    - ACCESS TO USERS. We provide access to a large number of Web users. This access offers companies the ability to target a broad set of potential customers.

    - IMPROVED TARGETING. Through our popularity-based automated search and natural language question answering services, we are able to capture the questions users ask and the Web sites they select to identify their needs and preferences. We believe that this enables us to deliver highly qualified prospects to corporate Web sites.

    - DIVERSE DELIVERY SYSTEMS. Companies can use multiple channels to reach targeted prospects, including banner advertising, sponsorship, key word listings, directories and merchant listings.

    Through our Corporate Services Group we provide customized conversion services for corporate Web sites to manage a broad range of customer interactions, from pre-sales to post-sales support. Our customer conversion services include automated search, natural language question answering, intelligent advisor, live help and consumer information analysis. These services are designed to convert shoppers to buyers, reduce support costs, understand customer preferences and improve customer retention. The benefits to companies that use our conversion services are:

    - INCREASED CONVERSION RATES. Our services are designed to facilitate access to relevant information, products and services on corporate Web sites, thereby reducing a user's frustration level. Our services also provide multi-level access to information with an escalation path to assist users with complex decision-making. For high value interactions, companies can offer a decision advisory process and real-time access to a live representative to supplement our automated self service products. As a result, we believe that Ask Jeeves-enabled Web sites will result in a higher conversion of shoppers to buyers and increase repeat purchase rates.

    - REDUCED SUPPORT COSTS. By connecting users to relevant information, we believe our online personal service infrastructure facilitates access to information on a self-service basis, thereby reducing the costs of customer support, including phone and e-mail interactions.

    - VALUABLE CONSUMER INSIGHT. Ask Jeeves collects information about each users' interaction to provide comprehensive reports on users' needs and interests that our corporate customers can use to direct product development, marketing and Web site strategies.

    - FLEXIBLE SERVICES. Companies can implement the full array of our customer conversion services or deploy them separately. Our scalable and customizable services combine proprietary technology with human input to varying degrees, allowing our corporate customers to tailor the level and cost of the services offered to the value of the interaction. As our corporate customers' needs progress, we are able to provide additional services to manage our entire range of real-time customer interactions.

    - OUTSOURCED DEVELOPMENT. By providing a stand-alone, fully outsourced service, our customized online personal service infrastructure can be easily developed using existing company Web content and can be maintained with minimal impact on internal resources and without interference with the company's other information systems.

THE ASK JEEVES STRATEGY

    Our objective is to establish Ask Jeeves as the standard for online personal service by providing companies with the services they need to improve customer targeting, acquisition, conversion and retention. Key elements of our strategy include the following:

    EXTEND REACH IN CORPORATE MARKETS. To increase the number of companies that use our online personal service infrastructure, we intend to expand our sales and marketing efforts in targeted vertical markets. We believe each deployment of our online personal service infrastructure in a particular market improves the quality of our service and allows us to become more efficient as we extend the service to additional companies within those markets. We intend to complement our direct sales force by expanding existing, and entering into new, strategic relationships with sales and implementation companies, outsourced call centers and systems integrators. We believe these relationships will increase our sales coverage and give us access to additional corporate customers. We believe that as our corporate customers benefit from the implementation of our services, they will want to obtain more services from us to provide an effective escalation path for customer interaction on their Web sites.

    INTRODUCE NEW TECHNOLOGIES AND SERVICES. We recently added popularity-based automated search, intelligent advisor and live help technologies to our core natural language question answering technology. We intend to continue to expand our services and capabilities through new and existing technologies to improve the ease, relevance and performance of our service to users and to provide a more intuitive interaction between a company and its customers. We plan to add technology that delivers improved personalization, deeper integration into enterprise systems and improved access to information, products and services. We also plan to add richer analysis and tracking tools to capture customer data and to improve the networking capabilities of our knowledge bases to enable answers anywhere on the Web. We believe that the scalability and flexibility of our technologies will allow us to facilitate the development of additional applications and promote rapid response to marketplace changes. In addition, we believe that our expanding range of services coupled with our ability to provide insight into the specific needs and interests of a company's customers, will allow us to cross-sell and up-sell our services within existing accounts.

    PROVIDE CUSTOMER INSIGHT. We plan to continue to collect Internet-wide and Web site specific information about user questions, language and selections to gain insight into customer needs and interests. We believe that our data related to customer needs and interests is one of our most important assets. We plan to improve our ability to collect, analyze and integrate this data to increase the relevance of our services to corporate customers, including networking our information to connect customers to the most relevant information, regardless of where the customer or the information is on the Internet. We believe this will enable us to increase the efficacy of our services through more focused consumer targeting and better customer service, resulting in higher customer acquisition, conversion and retention for our corporate customers and increased monetization of our technology.

    INCREASE AWARENESS OF THE ASK JEEVES BRAND. We will continue to pursue an aggressive brand development strategy with the goal of making the Ask Jeeves brand synonymous with superior online personal service. Our branding strategy will remain centered on the Jeeves character, a friendly assistant who provides an intuitive, relevant experience on the Web. We believe our branding strategy will create consumer and corporate demand for the ease and relevance of the Ask Jeeves experience, driving users to our Web properties and extending our reach into the corporate marketplace. To drive awareness of our brand, we will continue to employ a mix of traditional and innovative programs including print, radio and television advertising.

    EXPAND THE ASK JEEVES SYNDICATION BUSINESS. We plan to grow our syndication business by increasing the number of companies syndicating our services and expanding the services offered. To enable us to expand the reach of our online personal service infrastructure, we intend to expand our syndication sales force. We believe that additional syndication will allow us to extend the reach of our services to a larger number of users without incurring substantial marketing costs. We believe that we will also be able to further monetize our online personal service infrastructure through syndication fees and increased traffic.

    EXPAND INTERNATIONAL PRESENCE. We believe there is a significant market opportunity for the international expansion of our online personal service infrastructure. We intend to achieve this through joint venture arrangements with local partners, the use of local management and employees and the implementation of language and country specific deployments of our services. To accomplish this, we have recently formed Ask Jeeves International, Inc., a wholly owned subsidiary of Ask Jeeves. We believe that the scalable and flexible nature of our services will facilitate our global expansion into fast growing international markets.

PRODUCTS AND SERVICES

    Our online personal service infrastructure is designed to help companies improve customer acquisition, increase conversion of browsers to purchasers and reduce expensive support costs such as phone calls to call centers. We believe that our services make interaction with the Internet more intuitive, less frustrating and significantly more productive and help companies provide a high quality, human-like online experience for their customers.

    PERSONAL SERVICE INFRASTRUCTURE

    The Ask Jeeves' online personal service infrastructure includes the following services:

    - JEEVES ANSWERS, our question answering service, combines natural language technology with human editorial judgment to allow Web users to ask questions in plain English and be directed to online content containing relevant answers. Ask Jeeves interacts with the user by presenting a selection of dialogue questions based on the word meaning and grammar of the original query. When the user clicks on the appropriate dialogue question, Ask Jeeves provides a direct link to the Web page or site that contains the answer. Companies use Jeeves Answers to help their customers easily navigate their Web sites to find information, products and services, and cross-sell and up-sell based on customers' queries.

    - JEEVES SEARCH, automated technology recently acquired from Direct Hit, uses popularity-based search methodology to enable a customer-driven approach to provide relevant responses within a company's Web site or Internet-wide. Jeeves Search aggregates and organizes online content by tracking the information, products and services people seek, the amount of time they spend at various Web sites, and how frequently they return. The core of Jeeves Search is its popularity engine, which leverages a database of more than one billion search records and employs proprietary algorithms that dynamically rank the site selections of Internet users. Jeeves Search assimilates this data into popularity rankings, reflecting consumer preferences for online information. Companies can use Jeeves Search to supplement their existing search capabilities or integrate the Jeeves Search line of popularity, shopping, and directory products as a complete solution. Companies use Jeeves Search to provide a broader and more relevant set of answers to users' queries and help users quickly find information about a company's products and services.

    - JEEVES ADVISOR, our decision support service, leads the user through a question and answer dialogue to guide real-time purchase decisions. Jeeves Advisor asks customers questions to establish their needs and preferences and provides them with a personalized list of recommendations, selected product features and side-by-side comparisons. Companies can implement Jeeves Advisor to dynamically tailor the shopping experience to the individual needs of their customers.

    - JEEVES LIVE, technology recently acquired from Net Effect, provides real-time, text-based communication between live representatives and users. Companies use Jeeves Live to provide real-time assistance at selected points in the electronic commerce and electronic support cycle, reducing frustration levels and barriers to purchase. Call centers and other Web-based customer support companies integrate Jeeves Live with e-mail, telecommunications, call tracking and customer management systems, to provide businesses with a combination of technology and live representatives. Upon selecting the live help button on a Jeeves Live-enabled Web site, users enter into a text-based dialogue with a service representative of our corporate customers.

    - JEEVES INSIGHT captures Internet-wide and site specific information about users' questions, language and selections to gain insight into their needs and interests. This insight can be used for more focused targeting, better customer service, and improved customer acquisition, conversion and retention. Companies can use this information to tailor Web site content, direct product development and refine marketing and sales efforts.

    We deliver our online personal service infrastructure to companies through our Corporate Services Group and Web Properties and Syndication Group.

    CORPORATE SERVICES GROUP

    We customize our online personal service infrastructure for corporate Web sites to enable intuitive access to information and personalized interaction between a company and its customers. We believe visitors to an Ask Jeeves-enabled Web site can more readily find desired information, products and services, which provide more effective online interaction, help companies increase electronic commerce, reduce support costs, build loyalty and learn about their customers.

    Companies use our services to address a broad range of interactions from pre-sales support to electronic commerce to post-sales support. Companies can implement our services across their entire Web site or limit the implementation to a specific section. Companies can implement our Corporate Services separately or deploy them together to provide an escalation path from self-service to interaction with a live representative. We provide our services on an outsourced basis with little involvement from our corporate customers' technical personnel.

    When we begin working with a company, our professional services group develops and implements our services on a company's Web site. As of December 31, 1999, we had 128 professionals dedicated to providing a wide range of professional services including application management, solution development and installation. Our professional services teams work with our customers to understand their specific requirements, analyze their business needs and implement an integrated solution. We provide these services ourselves or together with system integrators who have built consulting expertise on our online personal service infrastructure and can implement complete solutions for our customers.

    WEB PROPERTIES AND SYNDICATION GROUP

    Companies can use our online personal service infrastructure to drive targeted users to their Web sites through advertising, sponsorship listing and shopping services on our Web sites, including Ask.com and DirectHit.com. We also syndicate the services on our Web sites to extend the reach of our online personal service infrastructure.

    - ASK.COM. Ask Jeeves at Ask.com, provides consumers with an easy-to-use, human-like interface to the Web to assist them with finding relevant answers to their questions. Ask Jeeves at Ask.com processed approximately
      2.6 million questions a day in January 2000, compared to approximately 431,000 questions in January 1999. The number of users has grown from 425,000 users in September 1998 to more than 5 million in December 1999. We have used the questions asked on Ask.com to increase our knowledge base and enable consumers to get answers to the most frequently asked questions on the Internet, including "Is it raining in Paris?" and "Where can I comparison shop for cameras?" to "How do I install a modem?" and "How can I fix a leaky faucet?" The Jeeves character featured on Ask.com serves as a trusted assistant for our users, providing help and guidance when they visit the Web site.

    - DIRECTHIT.COM: DirectHit.com, is powered by our popularity engine which determines the relevancy ranking of online content by anonymously compiling information collected from the searching activity of millions of Internet users to deliver more relevant results in response to user queries.

    - SYNDICATION: We syndicate our proprietary Jeeves Answers and Jeeves Search services to companies seeking to provide consumers with a broad and relevant set of answers across the Internet. The syndication of Jeeves Answers and Jeeves Search enables us to extend the reach of our online personal service infrastructure. Companies that syndicate our services pay us a revenue share or licensing fee.

    We believe our online personal service infrastructure provides a non-intrusive way for companies to target and acquire customers. Companies can target visitors to Ask.com and DirectHit.com through banner advertising, text links, sponsorships and electronic commerce referrals.

ASK JEEVES INTERNATIONAL

    We recently formed Ask Jeeves International, Inc., a wholly-owned subsidiary of Ask Jeeves. Ask Jeeves International intends to expand through joint venture arrangements with local partners, the use of local management and employees, and by implementing language and country specific deployments of our services. Ask Jeeves International also recently formed its first country specific joint venture, joining with Carlton Communications Plc and Granada Media Group, the two largest commercial television companies in the United Kingdom, to create Ask Jeeves UK. Ask Jeeves UK recently launched a service designed to meet the specific needs and interests of users in Britain and the Republic of Ireland. In addition, as a result of our merger with Direct Hit, we have existing customer relationships with the following international Internet portals: Catcha.com (Asia), UKMax.com (UK), Punto (Italy) and Scandinavia Online (Denmark, Norway and Sweden). We intend to expand the range of services we offer to these portals.

SALES AND MARKETING

    SALES STRATEGY

    Our Corporate Services Group sells our services, including Jeeves Search, Jeeves Answers, Jeeves Advisor, Jeeves Live and Jeeves Insight, for deployment on corporate Web sites. We target companies seeking to increase conversion and retention rates through a direct sales force that is complemented by our account management team. Our account management team maintains close relationships with our corporate customers to identify and serve their ongoing needs, enabling our sales professionals to focus on new business opportunities. We believe this approach leads to a higher level of satisfaction for our corporate customers and increased cross-selling and up-selling opportunities. We also sell our services through strategic relationships with sales and implementation companies that include PeopleSupport, Inc. and USWeb/CKS. These relationships provide us opportunities to extend our reach by marketing and selling our services to their existing network of customers.

    Our Web Properties and Syndication Group sells advertising, sponsorship, key word and shopping listings and syndication services. We sell primarily through a direct sales organization and target our sales to companies seeking to efficiently target and acquire customers online. Our direct sales force consists of 16 people with offices in California and New York. We plan to expand our direct sales force to increase the syndication of our Internet-wide services. This sales team will target highly trafficked Web sites, including portals and destination sites.

    MARKETING

    Our marketing program is designed to acquire new corporate customers and drive traffic to our Web properties. We engage in a number of marketing programs to build our brand and reach consumers and companies. These programs include online and offline advertising, public relations, direct mail, trade shows and ongoing customer communications programs. Our marketing group assists our sales team by providing them with product collateral materials, customer case studies, market surveys and customer profiles. In addition, our marketing group helps identify and develop strategic relationship opportunities and channel distribution relationships.

CUSTOMERS

    Our Corporate Services Group had 60 total customers for the year ended December 31, 1999, including customers in our targeted vertical markets of technology, financial services, telecommunications, e-tailing and healthcare. The following is a complete, alphabetical list of our customers as of December 31, 1999.

                          CORPORATE SERVICES CUSTOMERS

3D Systems, Inc.
adam.com Inc.
Airtouch Communications, Inc.
Alcatel Alsthom S.A.
American Express Company
Arthur Andersen LLP
AT Int'l. TV
Babbage's Etc. LLC
BEA Systems, Inc. (WebLogic)

Bell South Corporation
Cincinatti Bell Inc.
Collaborative Media, Inc.
  (etown.com)
Compaq Computer Corporation
Convergsys
CSL (Fujitsu)
Datek Online Brokerage Services,
  LLC
Dell Computer Corporation
E-MD.net
E*Trade Group, Inc.

F5 Networks, Inc.
Fidelity Brokerage Services, Inc.
Hewlett-Packard Company
IDG Books Worldwide, Inc.
Intel Corporation
Iomega Corporation
Martha Stewart Living Omnimedia,
  Inc.
Micron Technology, Inc.
Microsoft Corporation
MyPoints.com, Inc.
Network Solutions, Inc.
NIKE, Inc.
The Northpoint Group
Office Depot, Inc.
OneNetNow
Oxygen Media, Inc.
PCY2000 Alliance
PeopleSupport, Inc.
PricewaterhouseCoopers LLP
Quaartz, Inc. (Timeweaver)

The Right Start, Inc.
SBC Communications Inc.
Service911.com, Inc.
Smart Harbor/KikoNet
SportsHabitat.com, Inc.
Stream International, Inc.
TD Waterhouse Investor Services,
  Inc.
TELLIS Communications, Inc.
Toshiba America, Inc.
Trillium Corporation
University of Calgary
uBid, Inc.
Urban Cool Network, Inc.
US West Inc.
USWeb Corp./CKS
VerticalNet, Inc.
The Walt Disney Company/ESPN
WebTV Networks, Inc.
Williams-Sonoma, Inc.
Yahoo! Inc. (Geocities)

    Our Web Properties and Syndication Group had 520 customers for the year ended December 31, 1999. The following alphabetical list includes our ten largest advertising and sponsorship, e-commerce and syndication customers, based on revenues, for the fourth quarter ended December 31, 1999:

          ADVERTISING                        E-COMMERCE                       SYNDICATION
--------------------------------  --------------------------------  --------------------------------
ArtistDirect, Inc.                Amazon.com, Inc.                  About.com, Inc.
drKoop.com, Inc.                  ArtistDirect, Inc.                AltaVista Company
Finet Holdings Corp               eToys, Inc.                       Infonautics Corporation
Intelligent Life Corporation      KB Holdings (KB Kids)
  (Bank Rate Monitor)             mySimon, Inc.
Lifeminders Com Inc.              Nifty Cool, Inc.
OnHealth Network Company          Office Depot.com
Providian Financial Corporation   Reel.com, Inc.
  (Aria.com)                      Value America, Inc.
theglobe.com                      WorldRes, Inc.
uBid Inc.
Web Power

    AltaVista Company and theglobe.com each accounted for approximately 10% of total revenues, for the year ended December 31, 1998. For the year ended December 31, 1999, no customer accounted for more than 10% of our total revenues. In addition, in 2000 we expect that revenues associated with the Corporate Services Group will be heavily dependent on a limited number of customers.

TECHNOLOGY AND OPERATIONS

    Ask Jeeves has developed and acquired proprietary technology to create an online personal service infrastructure aimed at creating a unique user experience that emphasizes ease of use, relevance, precision and ability to learn. The goal of the Ask Jeeves' services is to combine the strengths of automated natural language parsing software and popularity-based search technology with editorially selected online content and text-based live-help to give Web users easy access to the information they seek. Our infrastructure also provides companies an efficient and effective means to target prospective customers, convert browsers into shoppers, retain existing customers and provide customer data. Our core technology was developed by Ask Jeeves and forms the basis for our natural language question answering services. We also acquired technology from Direct Hit and Net Effect.

    JEEVES ANSWERS

    Jeeves Answers, our question answering technology, matches a user's question to a short list of dialogue questions and directs the user to corresponding answers on the Internet. To do this, we focus on four main areas: the question processing engine, the knowledge base creation and maintenance process, data tracking and analysis, and the editorial process.

    The Question Processing Engine, or QPE, is the engine that drives our question answering service. The QPE uses our natural-language processing software to parse, or identify the linguistically significant terms in, each user question. The QPE analyzes a user's question syntactically and semantically and reorganizes it into a structure that can be matched to our "question templates." For example, if a user asks "Who is the king of Siam?" the service can correctly tell that this is equivalent to "Who is the head of state of Thailand?" a question template that is stored in the knowledge base. The matching question templates are then displayed for the user as dialogue questions. When the user picks a dialogue question, the QPE then extracts an "answer template" from the knowledge base that contains the information necessary to link the user directly to a destination on the Internet or a page on a corporate Web site. The answer links have been editorially selected for relevance, accuracy and credibility. A meta-search function, which generates links to answers from several leading search engines, is included with every response to supplement answer templates available or to provide answers when there are no matching question templates.

    Our knowledge base is a collection of question templates and answer templates. The knowledge base is created and maintained using a set of internally-developed proprietary tools that allow human content editors to make editorial judgments about what questions should be included and which Web pages, databases or other sources of information on the Internet provide the best answer to a particular question. In addition, these tools enable editors to automatically map sites for answers and content, making the integration of new content into a knowledge base more efficient. The tools also help content editors maintain the knowledge base for accuracy and quality by frequently checking links from the knowledge base to the Web to ensure that the links are functioning and that the content is still relevant to the question.

    Our tracking and analysis store, analyze and report on all queries asked of our online personal service infrastructure, whether from the Web Properties and Syndication Group or the Corporate Services Group. In the process of responding to user questions, the QPE logs all questions and the selected dialogue questions to a "user log." We analyze this information to determine patterns in the usage of our Web Properties and Syndication Services and our Corporate Services. This data helps editors determine what questions should be answered and also enables our corporate customers to identify content gaps on their Web sites.

    Our editorial process is designed to take advantage of the cognitive ability of individuals to understand the questions people ask and to determine the quality of the Web sites containing the answers. Our editors focus on conforming the knowledge base to the questions most frequently asked by our users or our corporate customers. As editors build up a base of questions, answers, terms and phrases in a specific area of knowledge and interest, the human effort required to add to the knowledge base diminishes.

    JEEVES SEARCH

    Jeeves Search, our popularity-based search technology and proprietary software which we recently acquired from Direct Hit, has been designed to serve as the foundation for a variety of scalable information organization and aggregation applications. The core of Jeeves Search is its Popularity Engine, which leverages a database of more than one billion search records and employs proprietary algorithms that rank the site selections of internet users. The Popularity Engine can be readily deployed to work with various data, such as multi-media content and corporate Web site-specific data. It anonymously monitors the activity of millions of Internet users on a daily basis to systematically organize large volumes of information according to user demand. The technology operates to create a data file of relevancy records identifying the information, products or services that users found useful in satisfying their requests for information. Our systems process these relevancy records and use our proprietary mathematical algorithms to rank the information, products or services according to user demand. These rankings are then incorporated into the Popularity Engine and utilized in responding to the requests of subsequent users. The Popularity Engine's modularity simplifies deployment as either a stand-alone solution or as a complement to existing technology.

    JEEVES ADVISOR

    Jeeves Advisor, our decision support service, asks users questions to establish their needs and preferences and provides them with a personalized list of recommendations, selected product features and side-by-side comparisons. It employs advice logic to interpret user answers in terms of importance, which it uses in rating products to create a short list of recommendations. It also uses this information to generate personalized lists of pros and cons for each alternative, identifying concisely the information most useful in helping the user choose among the alternatives. The Jeeves Advisor technology is based on a unique synthesis of multi-attribute decision analysis and knowledge based expert systems.

    JEEVES LIVE

    Jeeves Live, our Live Help service which we acquired from Net Effect, provides real-time, text-based communication between users and live representatives. The Live Help technology features skills-based routing, multi-session management, real-time session escalation, transcript capture, knowledge base integration, remote browser control and solution development tools. The Live Help Technology is implemented as a Java-based software suite that brings real-time interpersonal communications to online customer support agents through a set of applications, including a client console which is delivered to consumers through their browsers.

    SCALABILITY AND OPERATIONS

    Our question answering technology runs on arrays of Intel-based server systems running Microsoft Windows NT and Internet Information Server Software. The QPE is written in the C++ computer language and is optimized to handle high traffic volumes. The Ask Jeeves knowledge bases are deployed on these servers as read-only, memory mapped files. To scale our service as traffic increases, we only need to install our QPE and knowledge base on additional servers.

    Our Popularity Engine distribution servers are arrays of Intel-based server systems running the FreeBSD operating system and Apache Web Server Software. The software is written as C++ FastCGI modules for highest scalability and realtime performance. The Popularity Engine Processing Servers are also Intel systems running Windows NT as well as Sun Sparc Systems running Solaris, utilizing Oracle back-end software. To scale as user traffic increases, we need only install additional distribution servers. To scale as we add more data sources such as international search or corporate databases, we add more capacity to the Oracle systems or increase the number of systems.

    The servers hosting Ask Jeeves and some of our customers' Web sites are located at Frontier GlobalCenter in Palo Alto, California and AboveNet Communications in San Jose, California. The servers hosting our popularity engine technology are located at Exodus Communications in Waltham, Massachusetts, Santa Clara, California, and London, England. Additionally, some of our corporate customer Web sites are co-located with our customers' servers at other facilities. The hosting centers provide routing and communication lines with a variety of major Internet backbone providers, as well as continuous monitoring and communications support. They also provide their own power generators and multiple, redundant backup systems. We maintain significant server over-capacity at each site so that if one hosting facility fails, the other site can service our entire user traffic.

COMPETITION

    CORPORATE SERVICES GROUP

    Our Corporate Services Group competes with a number of companies that are addressing the same need to improve automated or online customer service for corporate clients. While various companies are addressing this problem through a range of solutions, none competes directly with our approach of combining automated technology with human intelligence to deliver customer service for company Web sites. The companies that provide automated online customer products and services against which we compete can be categorized as follows:

CATEGORY                                       FOCUS                          COMPETITORS
--------                          --------------------------------  --------------------------------
Commerce & Content                Shopping Advisors, Comparative    Active Research Inc.,
                                  Price Shopping Engines, Shopping  Frictionless Commerce
                                  Carts                             Incorporated, Interactive
                                                                    Desktop Video, LLC (Vignette),
                                                                    Art Technology Group, Inc.,
                                                                    Interwoven, Inc., mySimon inc.,
                                                                    BroadVision Inc., Interworld
                                                                    Corporation

Communications                    Automated E-mail Response,        Kana Communications, Inc., eGain
                                  Automated E-mail Routing,         Communications Corp.,
                                  Instant Messaging and Live        Brightware, Inc., Mustang.com,
                                  Interaction                       Inc., Webline Communications
                                                                    Corp., FaceTime Communications,
                                                                    Inc., LivePerson, Inc., Aptex
                                                                    Software, Inc.

Search                            Search, Advanced Search,          Inktomi Corporation, Google
                                  Chatterbots                       Inc., AltaVista Company, Verity,
                                                                    Inc., Infoseek Corporation,
                                                                    Autonomy, Inc., eHNC (a division
                                                                    of HNC Software, Inc.), Big
                                                                    Science Company, Neuromedia,
                                                                    Inc., Artificial Life, Inc.

Customer Relationship Management  Customer Service, Call Center     Siebel Systems, Inc., Remedy
                                  Applications, Customer Service    Corporation, PeopleSoft, Inc.,
                                  Knowledge Management              Silknet Software Inc., Octane
                                                                    Software, Inc., ServiceWare,
                                                                    Inc., Servicesoft Technologies,
                                                                    Inc., Answers.com, Primus
                                                                    Knowledge Solutions, Inc.,
                                                                    Advantagekbs, Inc., Nortel
                                                                    Networks Corporation

    Our ability to compete depends on many factors, many of which are outside of our control. These factors include: the quality of content, the ease of use of online services and the timing and market acceptance of new and enhanced online services. We believe we compete favorably with respect to each of these factors.

    Many of our existing competitors, as well as potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources than we can to the development and promotion of their services. Many of these competitors offer a wider range of services than we do. These services may attract users to our competitors' sites and, consequently, result in a decrease of traffic to our site. These competitors may also engage in more extensive research and development, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, partners, advertisers and electronic commerce partners. Our competitors may develop products and services that are equal or superior to ours or that achieve greater market acceptance. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to better address the needs of advertisers and businesses engaged in electronic commerce. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share.

    WEB PROPERTIES AND SYNDICATION GROUP

    We face direct competition from companies that provide Internet-wide search and directory services. For example, we compete with search engines, including Excite@Home Corporation, Inktomi Corporation, Google Inc. and AltaVista Company, for the traffic generated by Internet users seeking links to third-party content to address their online information needs. We also compete with directory services, such as Yahoo! Inc., Goto.com, Inc. and LookSmart, Ltd. because they provide alternative ways for users to obtain the desired information. An increasing number of these search and directory companies are syndicating services to corporations, presenting additional competition for the syndication service we recently acquired from Direct Hit.

INTELLECTUAL PROPERTY

    We seek to protect our proprietary rights, but our actions may be inadequate to protect our patents, trademarks or other proprietary rights or prevent others from claiming violations of their proprietary rights. We have one patent application on file with the United States Patent and Trademark Office for our "Grammar Template Query System." We have obtained registered trademark status for "Ask Jeeves" and have applied for registered trademark status for "Ask.com", "Ask Jeeves for Kids", and the Ask Jeeves logo and service marks in the United States and various foreign countries. In connection with our acquisition of Net Effect, we acquired two pending patent applications covering aspects of the Net Effect technology and in connection with our purchase of certain assets from Excellerate LLC, we acquired one pending patent application covering certain Excellerate technology. In addition, in connection with our acquisition of Direct Hit, we received assignments of two United States patents issued to Gary Culiss, Direct Hit's co-founder, Chief Technology Officer and Chairman, covering certain Direct Hit technology, and two U.S. patent applications, one of which has been allowed, covering other aspects of Direct Hit's technology. We entered into confidentiality agreements with our employees, consultants and strategic partners, and generally control access to and distribution of our proprietary information. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use our proprietary information. The steps we have taken may not prevent misappropriation of our proprietary information. Third parties may infringe or misappropriate our proprietary rights, which could seriously harm our business. The validity, enforceability and scope of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

    Furthermore, third parties may assert infringement claims against us. Claims relating to infringement of the patents, trademarks and other intellectual property rights of third parties and any resulting litigation, should it occur, could subject us to significant liability for damages and could result in the invalidation of our proprietary rights. In addition, even if we prevail, any litigation could be time-consuming and expensive to defend, and could result in the diversion of management's time and attention, any of which could seriously harm our business. Any claims from third parties may also result in limitations on our ability to use the trademarks and other intellectual property subject to those claims unless we enter into agreements with the third parties responsible for those claims, which may be unavailable on commercially reasonable terms.

    In July 1999, IP Learn LLC filed a complaint against us in the United States District Court for the Northern District of California, which was amended by the plaintiff, which alleges that aspects of the Ask Jeeves technology infringe one or more patents alleged to be held by the plaintiff. We have answered the complaint and discovery has begun. Additionally, in December 1999, Patrick H. Winston and Boris Katz filed a complaint against us in the United States District Court for the District of Massachusetts. The complaint alleges that our technology infringes two patents alleged to be held by the plaintiffs. We have answered the complaint, but discovery has not begun. We intend to vigorously defend against the allegations asserted in these complaints and we believe we have meritorious defenses to the claims.

    We seek to protect our copyrights, service marks, trademarks, trade dress and trade secrets through a combination of laws and contractual restrictions, such as confidentiality agreements. For example, we have attempted to register our trademarks and service marks in the United States and internationally. However, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online.

    We have registered a number of Internet domain names including Ask.com, Ask Jeeves.com, DirectHit.com and AJkids.com. Domain names generally are regulated by Internet regulatory bodies. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We, therefore, could be unable to prevent third parties from acquiring domain names that infringes or otherwise decreases the value of our trademarks and other proprietary rights.

NEW AND EXISTING REGULATION ON THE INTERNET

    We are subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain.

    Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has recently started a proceeding with one online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way we do business or could create uncertainty in the marketplace. This could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could otherwise harm our business. In addition, goods to users worldwide, foreign jurisdictions may claim that we are required to comply with their laws. In some jurisdictions, we will be required to collect value-added taxes on our fees. Our failure to comply with foreign laws could subject it to penalties ranging from fines to bans on our ability to offer our services.

EMPLOYEES

    As of December 31, 1999, we had approximately 416 employees. In addition we expect to retain approximately 65 employees as a result of our acquisitions of Evergreen and Direct Hit. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

                                  RISK FACTORS

    THE FOLLOWING RISK FACTORS SHOULD BE READ CAREFULLY IN CONNECTION WITH EVALUATING OUR BUSINESS. ANY OF THE FOLLOWING RISKS COULD SERIOUSLY HARM OUR BUSINESS AND OPERATING RESULTS OR FINANCIAL CONDITION.

OUR BUSINESS IS EXTREMELY DIFFICULT TO EVALUATE BECAUSE OUR OPERATING HISTORY IS
  LIMITED.

    We were incorporated in June 1996 and launched Ask Jeeves, at Ask.com, our public Web site, in April 1997. Because of our limited operating history, it is extremely difficult to evaluate our business and prospects. Our revenue and income potential is unproven and our business model is constantly evolving. Because the Internet is constantly changing, we may need to change our business model to adapt to those changes.

    In November 1999, we acquired Net Effect Systems, Inc., a provider of a live help service that enables real-time, text-based communication between a company and its online customers. In February 2000, we acquired Direct Hit
Technologies, Inc., a leading provider of technology that aggregates and organizes online content to enable users to quickly find relevant and accurate information, products and services. These acquisitions and future acquisitions and the resulting changes in organizational structure could impose significant burdens on our management and our employees and could result in loss of productivity or increase attrition.

    Any investment in our company must be considered in light of the problems frequently encountered by companies in an early stage of development in new and rapidly evolving markets. To address the risks we face, we must, among other things:

    - maintain and enhance our brand;

    - expand our product and service offerings;

    - increase the amount of traffic to Ask.com and DirectHit.com;

    - increase the number and types of businesses that use our online personal service infrastructure;

    - increase the value of our online personal service infrastructure to our users, customers, electronic commerce merchants and advertisers; and

    - attract, integrate, retain and motivate qualified personnel.

    We cannot be certain that our business strategy will be successful or that we will successfully address these risks.

WE HAVE A HISTORY OF NET LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES.

    We have incurred significant net losses in each fiscal quarter since our inception, including a net loss of approximately $52.9 million for the year ended December 31, 1999 and, as of December 31, 1999, we had an accumulated deficit of approximately $60.6 million. We expect to have increasing net losses and negative cash flows for the foreseeable future. The size of these net losses will depend, in part, on the revenue growth from our advertisers, corporate customers, syndication relationships, and electronic commerce merchants and on our expenses. It is critical to our success that we continue to expend financial and management resources to develop our brand loyalty through marketing and promotion, enhance of our online personal service infrastructure and expand our other services. As a result, we expect that our operating expenses will increase significantly for the foreseeable future. With increased expenses, we will need to generate significant additional revenues to achieve profitability. Consequently, it is possible that we may never achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve or sustain profitability in the future we will be unable to continue our operations.

OUR ONLINE PERSONAL SERVICE INFRASTRUCTURE IS NOVEL AND UNPROVEN.

    We will be successful only if Internet users adopt our natural-language services and popularity-based searches as their primary method of navigating the Internet. Internet users have a variety of search techniques, such as search engines, available to them to navigate the Internet. Users can also rely on methods, such as call centers, chat rooms and e-mail, rather than difficult-to-navigate corporate Web sites, to obtain information on products and services. It is difficult to predict the extent and rate of user adoption of our online personal service infrastructure. We cannot assure you that widespread acceptance of our services has occured or will occur. Visitors to our online personal service infrastructure may use it once or twice and then revert to traditional search techniques to navigate the Internet or choose new search techniques.

OUR METHODS OF GENERATING REVENUE ARE RELATIVELY NEW AND LARGELY UNTESTED.

    We generated approximately 57%, 34%, 5% and 4% of our revenues for the year ended December 31, 1999 through Internet advertising, licensing to corporate customers, electronic commerce transaction fees and syndication fees for providing Internet-wide navigation services, respectively. Revenues from Internet advertising will make up a significant amount of our revenues for the foreseeable future. Since the Internet advertising market is new and rapidly evolving, we cannot yet gauge its effectiveness as compared to traditional advertising media. Advertisers that have traditionally relied on other advertising media may be reluctant to advertise on the Internet believing that Internet advertising is less effective than traditional advertising media for promoting their products and services. Consequently, they may allocate only limited portions of their advertising budgets to Internet advertising. Our business could be seriously harmed if Internet advertising does not continue to grow or if we are unsuccessful in increasing our advertising revenues. Furthermore, we rely on a third-party advertising service, provided by DoubleClick, Inc., to deliver advertisements to our users. If DoubleClick fails to deliver the advertisements as contracted for, due to reliability or performance problems, or if advertisements cannot be targeted as promised to advertisers, our revenues will decrease.

    Furthermore, we expect sales to corporate customers to constitute a growing percentage of our revenues. As of December 31, 1999, we had provided customized solutions to approximately 60 companies. Our online personal service infrastructure has only been recently implemented onto these corporate Web sites. As such, we cannot yet determine the effectiveness of our services compared to traditional methods of customer relationship management. If we cannot demonstrate to corporate customers that our services increase the rate at which browsers become purchasers, improve customer satisfaction on their Web sites and reduce expensive support costs, such as those associated with call centers, our ability to attract and retain corporate customers may be impaired. Our business would be seriously harmed if we are unsuccessful in increasing the number of corporate customers.

    In addition, a portion of our revenues for the foreseeable future is expected to be derived from the facilitation of electronic commerce transactions. The market for products and services purchased online has only recently begun to develop and is rapidly changing. Therefore, the success of our business depends upon the adoption of the Internet as a medium for commerce by a broad base of customers. If this market fails to develop or develops more slowly than expected, or if our electronic commerce services do not achieve market acceptance, our business may suffer.

OUR ACQUISITIONS OF NET EFFECT SYSTEMS, INC., THE EVERGREEN PROJECT, INC. AND DIRECT HIT TECHNOLOGIES, INC. AND ANY FUTURE ACQUISITIONS MAY BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE OR DIVERT MANAGEMENT ATTENTION.

    We acquired Net Effect Systems, Inc. in November 1999, The Evergreen Project Inc. in January 2000 and Direct Hit Technologies, Inc. in February 2000. We are in the initial stages of integrating the products, services, technologies and personnel from each company into Ask Jeeves. We may encounter problems associated with the assimilation of Net Effect, Evergreen and Direct Hit including:

    - difficulties in assimilation of acquired personnel, operations, technologies or products;

    - unanticipated costs associated with the acquisitions;

    - diversion of management's attention from other business concerns;

    - adverse effects on our existing business relationships with our, Net Effect, Evergreen and Direct Hit customers; and

    - inability to retain employees of Net Effect, Evergreen and Direct Hit.

    If we are unable to successfully integrate Net Effect, Evergreen and Direct Hit or to create new or enhanced services, we may not achieve the anticipated benefits from our acquisitions of Net Effect, Evergreen and Direct Hit. If we fail to achieve the anticipated benefits from the acquisitions, we may incur increased expenses, experience a shortfall in our anticipated revenues and we may not obtain a satisfactory return on our investment. In addition, if any significant number of Net Effect, Evergreen or Direct Hit employees fail to remain employed with us, we may experience difficulties in achieving the expected benefits of the acquisitions.

    In addition, in the first quarter of 2000, we will incur a one-time charge related to in-process research and development acquired in connection with our recent acquisitions. Beginning in the first quarter of 2000, we will also begin to amortize charges from assets acquired, including goodwill, from Evergreen and Direct Hit. We expect these charges to be significant.

    As part of our business strategy, we may in the future seek to acquire or invest in additional businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. These future acquisitions could pose the same risks to our business posed by the acquisitions described above. In addition, with future acquisitions, we could use substantial portions of our available cash as all or a portion of the purchase price. We could also issue additional securities as consideration for these acquisitions, which could cause our stockholders to suffer significant dilution.

TO MANAGE OUR GROWTH, WE NEED TO IMPROVE OUR SYSTEMS, CONTROLS AND PROCEDURES.

    We have experienced and may continue to experience rapid growth, which has placed, and could continue to place, a significant strain on our managerial, financial and operational resources and personnel. We expect that the number of employees, including management-level employees, will continue to increase for the foreseeable future. We must continue to improve our operational and financial systems and managerial controls and procedures, and we will need to continue to expand, as well as, train and manage our workforce. We cannot be assured that our systems, procedures or controls will be adequate to support our operations or that we will be able to manage any growth effectively. If we do not manage growth effectively, our business would be seriously harmed.

OUR GROWTH WILL DEPEND ON OUR ABILITY TO DEVELOP OUR BRAND.

    We believe that broader brand recognition and a favorable public perception of the Ask Jeeves brand is essential to our future success. Accordingly, we intend to continue pursuing an aggressive brand-enhancement strategy, which will include mass market advertising, promotional programs and public relations activities. We intend to continue to incur significant expenditures, approximately $40 to $50 million in the year 2000, on these advertising and promotional programs and activities. These expenditures may not result in a sufficient increase in revenues to cover such advertising and promotional expenses. In addition, even if brand recognition increases, the number of new users and customers may not increase. Further, even if the number of new users increases, the amount of traffic on Ask.com and DirectHit.com and the number of our corporate customers may not increase sufficiently to justify the expenditures. If our brand enhancement strategy is unsuccessful, these expenses may never be recovered and we may be unable to increase future revenues.

WE MAY NOT BE ABLE TO EFFECTIVELY COMPETE AGAINST OUR CURRENT AND POTENTIAL
  COMPETITORS.

    We have a number of competitors for our online personal service infrastructure.

    CORPORATE SERVICES GROUP. We compete with a number of companies that are addressing the same need to improve automated or online customer service for corporate customers. For example, we compete with companies that provide shopping advisors, such as Active Research Inc.; automated e-mail response and live interaction, such as Kana Communications, Inc.; search technology, such as Inktomi Corporation; and customer relationship management, such as Siebel Systems, Inc.

    WEB PROPERTIES AND SYNDICATION GROUP. We face direct competition from companies that provide Internet-wide search and directory services. For example, we compete with search engines, including Excite@Home Corporation, Inktomi Corporation, Google Inc. and AltaVista Company, for the traffic generated by Internet users seeking links to third-party content to address their online information needs. We also compete with directory services, such as Yahoo! Inc., Goto.com, Inc. and LookSmart, Ltd. because they provide alternative ways for users to obtain the desired information.

    Our ability to compete depends on many factors, many of which are outside of our control. These factors include: the quality of content, the ease of use of online services, the timing and market acceptance of new and enhanced online services and sales and marketing efforts by our competitors and by us.

    Many of our existing competitors, as well as potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources than we can to the development and promotion of their services. Many of these competitors offer a wider range of services than we do. These services may attract users to our competitors' sites and, consequently, result in a decrease in traffic to our site. These competitors may also engage in more extensive research and development, adopt more aggressive pricing policies and make more attractive offers to existing and potential corporate customers, advertisers, syndicators and electronic commerce merchants. Our competitors may develop products and services that are equal to, or superior to, our products and services, or achieve greater market acceptance. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to better address the needs of advertisers and businesses engaged in electronic commerce. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share.

OUR RECENTLY FORMED INTERNATIONAL SUBSIDIARY MAY NOT BE SUCCESSFUL.

    In the fourth quarter of 1999, we formed a wholly-owned subsidiary, Ask Jeeves International, Inc., or AJI, for the purpose of marketing our online personal services infrastructure outside of the United States. AJI recently entered into a joint venture to provide our services in the United Kingdom. This expansion into international markets will require substantial management attention and financial resources. At this time, we have recorded no sales from our international operations. We cannot be certain that our investment in AJI and in establishing operations in other countries will produce the desired levels of revenue. In addition, AJI is subject to other inherent risks and problems, including:

    - the impact of recessions in economies outside the United States;

    - greater difficulty in accounts receivable collections;

    - unexpected changes in regulatory requirements;

    - difficulties and costs of staffing and managing foreign operations;

    - reduced protection for intellectual property rights in some countries;

    - political and economic instability;

    - the introduction of the euro;

    - fluctuations in currency exchange rates; and

    - difficulty in maintaining effective communications due to distance, language and cultural barriers.

Some or all of the above factors could seriously harm the results of our operations.

OUR OPERATING RESULTS ARE VOLATILE AND DIFFICULT TO PREDICT.

    You should not rely on our results of operations during any particular quarter as an indication of our future results for a full year or any other quarter. Our quarterly revenues and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including:

    - our ability to obtain new corporate customers, the length of time needed to customize our online personal services infrastructure for corporate customers and the timing of revenue recognition with respect to contracts with corporate customers;

    - our ability to obtain new advertising contracts, maintain existing ones and effectively manage our advertising inventory;

    - the number of users of Ask.com, DirectHit.com, Web sites syndicating our services and the Web sites of our corporate customers;

    - our ability to attract and retain advertisers and our ability to link our electronic commerce merchants to potential customers;

    - seasonal and other fluctuations in demand for our electronic commerce services and for advertising space on Ask.com and DirectHit.com;

    - our ability to develop and introduce new technology;

    - announcements and new technology introductions by our competitors;

    - our ability to attract and retain key personnel;

    - costs relating to possible acquisitions and integration of technologies or businesses;

    - rate changes for advertising on Ask.com and DirectHit.com;

    - marketing expenses and technology infrastructure costs as well as other costs that we may incur as we expand our operations; and

    - the timing of charges related to the acquisitions and any amortization of expenses related to the acquisitions.

    We have experienced lower traffic during the year-end holiday season and a slower rate of growth during the summer months. Given our limited operating history, user traffic on our Web site is extremely difficult to forecast accurately. Moreover, obtaining new corporate customers depends on many factors that we are not able to control, such as the allocation of budgetary resources by potential customers. The average sales cycle for obtaining new corporate customers has typically ranged from two to four months. Therefore, it is difficult to predict the number of corporate customers that we will have in the future. We may be unable to adjust spending to compensate for an unexpected shortfall in our revenues. In addition we expect our operating expenses to increase as we expand our engineering, sales and marketing operations, broaden our customer support capabilities, develop new strategic alliances, fund increased levels of research and development and build our operational infrastructure. As a result, if we experience an unexpected shortfall in revenues, or if our revenues do not grow faster than the increase in these expenses, we could experience significant variations in the operating results from quarter to quarter.

IF WE FAIL TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS, THE MARKET PRICE OF OUR COMMON STOCK MAY DECREASE SIGNIFICANTLY.

    Public market analysts and investors have not been able to develop consistent financial models for the Internet market because of the unpredictable rate of growth of Internet use, the rapidly changing models of doing business on the Internet and the Internet's relatively low barriers to entry. As a result, and because of the other risks discussed in this prospectus, it may be likely that our actual results will not meet the expectations of public market analysts and investors in future periods. If this occurs, the price of our common stock will likely fall.

FAILURE TO ADD CORPORATE CUSTOMERS OR RETAIN NEW CORPORATE CUSTOMERS MAY HAVE AN ADVERSE EFFECT ON OUR REVENUES.

    In the coming year, we expect that revenues associated with corporate customers will be dependent on a limited number of customers, comprised primarily of corporations with large, difficult-to-navigate Web sites. If we do not complete sales to a sufficient number of customers, our future revenues will be seriously harmed.

    Most of our corporate customer contracts have a term of one year following the implementation of our services. As a result, if we are unable to offer value to our customers during the term of these contracts, or if our customers choose a competitor's service over our service, or if such customers decide to use their own proprietary technology to develop services similar to ours, such customers may not renew their contracts. If we do not obtain a sufficient number of contract renewals or if such renewal contracts are obtained on terms less favorable than the original contract, our business could be seriously harmed.

CUSTOMIZING OUR SERVICES FOR OUR CORPORATE CUSTOMERS IS LABOR INTENSIVE.

    Because the customization of our services is labor intensive, it is difficult to predict the length of the development cycle. Factors that affect the length of the development cycle include the overall size and complexity of the Web site, the interaction with the customer and the dynamic nature of the content. Generally, it takes three to four months to launch a customized version of our services. The long development cycle makes it difficult to predict the delivery time to the customer, realize our revenue goals and manage our internal hiring needs to meet new projects. In addition, in order to meet increased demand by corporate customers, we may have to hire additional people and train them in advance of orders. When we outsource development of custom knowledge bases, we will have little control over the speed and quality of the development. Any decline in the speed or quality of the implementation of our custom services could seriously harm our business.

WE DEPEND ON THIRD-PARTY CONTENT.

    Ask.com is designed to directly link users to a page within a third-party Web site that contains the answer to a question asked. However, when Ask.com attempts to direct the user to a page within the Web site, some companies have automatically redirected users to their home page. If companies prevent us from directly linking our users to a page within a third-party Web site, and if there are no comparable alternative Web sites to which we can direct our users, the utility and attractiveness of our services to consumers may be reduced. If this occurs, traffic on Ask.com could significantly decrease, which would seriously harm our business.

    Visitors to Ask.com use it to obtain direct access to the information, products and services they need through the display of a third-party Web page containing the answer to the user's question. We have little control over the content contained on these third-party Web sites. If these third-party Web sites do not contain high-quality, up-to-date and useful information to the user, the utility of our service to the user will be reduced, which could seriously harm our business.

WE MAY BE LIABLE FOR OUR LINKS TO THIRD-PARTY WEB SITES.

    We could be exposed to liability with respect to the selection of third-party Web sites that may be accessible through Ask.com and DirectHit.com. These claims might include, among others, that by linking to Web sites operated by third parties, we may be liable for copyright or trademark infringement or other unauthorized actions by these third-party Web sites. Other claims may be based on errors or false or misleading information provided on Ask.com, including information deemed to constitute professional advice such as legal, medical, financial or investment advice. Other claims may be based on our links to sexually explicit Web sites and our provision of sexually explicit advertisements when this content is displayed. Our business could be seriously harmed due to the cost of investigating and defending these claims, even to the extent these claims do not result in liability. Implementing measures to reduce our exposure to this liability may require us to spend substantial resources and limit the attractiveness of our service to users.

WE FACE RISKS RELATED TO EXPANDING INTO RELATIVELY NEW SERVICES AND BUSINESS AREAS, IN PARTICULAR, ELECTRONIC COMMERCE.

    To increase our revenues, we will need to expand our operations by promoting new or complementary products and by expanding the breath and depth of our services. In particular, our future success will largely depend on our ability to substantially increase revenues through the facilitation of electronic commerce transactions. The market for electronic commerce services is extremely competitive. Because we only recently entered this market and we have little experience in it, we may have limited success in this market. In January 2000, we expanded our pilot electronic commerce program. The expansion of our electronic commerce services may strain our management, financial and operational resources. Our expansion into new product and service offerings may not be timely or may not generate sufficient revenues to offset their cost. If this occurs, our business, operating results and financial condition will be seriously harmed.

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO RETAIN OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER.

    Our future success depends, in part, on the continued service of Robert Wrubel, our Chief Executive Officer. Mr. Wrubel is not bound by an employment agreement for any specific term. Our relationship with Mr. Wrubel is at will. Although we are the beneficiaries of a key person life insurance policy on Mr. Wrubel's life, the loss of his services would seriously harm our business.

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT, RETAIN AND MOTIVATE HIGHLY SKILLED EMPLOYEES.

    Our future success also depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. Additionally, it is often more difficult to attract employees once a company's stock is publicly traded because the exercise price of equity awards such as stock options are based on the public market, which is highly volatile. We may be unable to attract, assimilate or retain other highly qualified employees in the future. We have experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

WE WILL ONLY BE ABLE TO EXECUTE OUR BUSINESS PLAN IF INTERNET USAGE GROWS.

    Our business would be adversely affected if Internet usage does not continue to grow or grows at significantly lower rates compared to current trends. The continued growth of the Internet depends on various factors, many of which are outside our control. These factors include:

    - the Internet infrastructure may not be able to support the demands placed on it;

    - performance and reliability of the Internet may decline as usage grows;

    - security and performance concerns due to hackers and authentication concerns with respect to the transmission over the Internet of confidential information, such as credit card numbers, and attempts by unauthorized computer users, so-called hackers, to penetrate online security systems; and

    - privacy concerns, including those related to the ability of Web sites to gather user information without the user's knowledge or consent.

THE OPERATING PERFORMANCE OF OUR SYSTEMS AND SERVERS IS CRITICAL TO OUR BUSINESS AND REPUTATION.

    Any system failure, including network, software or hardware failure, that causes an interruption in our service or a decrease in responsiveness of Ask.com or DirectHit.com could result in reduced user traffic and reduced revenues. Our network and server equipment for Ask.com is located at Frontier GlobalCenter in Palo Alto, California and AboveNet Communications in San Jose, California. The servers hosting our popularity engine technology are located at Exodus Communications in Waltham, Massachusetts, Santa Clara, California, and London, England. Additionally, some of our corporate customer Web sites are co-located with our customers' servers at other facilities. Although we believe that our current back-up methods are adequate, we cannot assure you that the back-up servers will not fail or cause an interruption in our service.

    We have experienced slower response times and interruptions in service due to malfunction at our hosting facilities and on the Internet backbone networks, major software upgrades at Ask Jeeves and undetected software defects. Ask.com and DirectHit.com have had partial interruptions for periods ranging from a few minutes to three hours. In addition, Ask.com and DirectHit.com could also be affected by computer viruses, electronic break-ins or other similar disruptions. If we experience outages, frequent or persistent system failures or degraded response times, our reputation and brand could be permanently harmed. In addition, we could lose advertising revenues during these interruptions and user satisfaction could be negatively impacted if the service is slow or unavailable.

    Our users and customers depend on Internet service providers, online service providers and other Web site operators for access to Ask.com and DirectHit.com. Each of these providers has experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems.

    The occurrence of an earthquake or other natural disaster or unanticipated problems at our principal facilities or at the servers that host or back-up our systems could cause interruptions or delays in our interactive network or a loss of data. Our systems are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. Our general liability insurance policies may not adequately compensate us for losses that may occur due to interruptions in our service.

WE MAY NOT BE ABLE TO ADAPT TO EVOLVING INTERNET TECHNOLOGIES AND CUSTOMER
  DEMANDS.

    To be successful, we must adapt to rapidly changing Internet technologies by continually enhancing our products and services and introducing new services to address our customers' changing needs. We could incur substantial development or acquisition costs if we need to modify our services or infrastructure to adapt to changes affecting providers of Internet services. Our business could be seriously harmed if we incur significant costs to adapt to these changes. If we cannot adapt to these changes, or do not sufficiently increase the features and functionality of our products and services, our customers may switch to the product and service offerings of our competitors. Furthermore, our competitors or potential competitors may develop a novel method of Internet navigation that is equal or superior to those we offer. As a result, demand for our online personal service infrastructure may decrease.

WE MAY FACE POTENTIAL LIABILITY FOR INVASION OF PRIVACY.

    We have a policy against using personally identifiable information obtained from users of our online personal service infrastructure without the user's permission. In the past, the Federal Trade Commission has investigated companies that have used personally identifiable information without permission or in violation of a stated privacy policy. If we use this information without permission or in violation of our policy, we may face potential liability for invasion of privacy for compiling and providing information to our corporate customers and electronic commerce merchants.

WE NEED TO EXPAND OUR SALES AND SUPPORT ORGANIZATIONS.

    We will continue to expand our advertising sales, syndication and corporate sales operations and marketing efforts to increase market awareness and sales of our products and services. We will need to increase our staff to support new customers and the expanding needs of our existing customers. Competition for highly-qualified sales personnel is intense, and we may not be able to hire the kind and number of sales personnel we are targeting. Hiring highly-qualified customer service and account management personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of the Internet.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD HARM OUR BUSINESS.

    Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could decrease the demand for our services, increase our cost of doing business or otherwise seriously harm our business. There is, and will likely continue to be, an increasing number of laws and regulations pertaining to the Internet. These laws or regulations may relate to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation and the quality of products and services. Furthermore, the growth and development of electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on electronic commerce companies as well as companies like us that provide electronic commerce services.

    We file tax returns in such states as required by law based on principles applicable to traditional businesses. However, one or more states could seek to impose additional income tax obligations or sales tax collection obligations on out-of-state companies, such as ours, which engage in or facilitate electronic commerce. A number of proposals have been made at state and local levels that could impose such taxes on the sale of products and services through the Internet or the income derived from such sales. Such proposals, if adopted, could substantially impair the growth of electronic commerce and seriously harm our profitability.

    Legislation limiting the ability of the states to impose taxes on Internet-based transactions recently has been enacted by the United States Congress. However, this legislation, known as the Internet Tax Freedom Act, imposes only a three-year moratorium, which commenced October 1, 1998 and ends on October 21, 2001, on state and local taxes on electronic commerce, where such taxes are discriminatory and Internet access, unless such taxes were generally imposed and actually enforced prior to October 1, 1998. It is possible that the tax moratorium could fail to be renewed prior to October 21, 2001. Failure to renew this legislation would allow various states to impose taxes on Internet-based commerce. The imposition of such taxes could seriously harm our ability to become profitable.

    In addition, we are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market. Such uncertainty could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

WE MAY FACE POTENTIAL ELECTRONIC COMMERCE-RELATED LIABILITIES AND EXPENSES.

    Arrangements with electronic commerce merchants may expose us to legal risks and uncertainties, including potential liabilities to consumers of the products and services offered by these electronic commerce merchants. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

    Some of the risks that may result from these arrangements with businesses engaged in electronic commerce include:

    - potential liabilities for illegal activities that may be conducted by participating merchants;

    - product liability or other tort claims relating to goods or services sold through third-party commerce sites;

    - consumer fraud and false or deceptive advertising or sales practices;

    - breach of contract claims relating to merchant transactions;

    - claims that materials included in merchant sites or sold by merchants through these sites infringe third-party patents, copyrights, trademarks or other intellectual property rights, or are libelous, defamatory or in breach of third-party confidentiality or privacy rights; and

    - claims relating to any failure of merchants to appropriately collect and remit sales or other taxes arising from electronic commerce transactions.

    Even to the extent that such claims do not result in material liability, investigating and defending such claims could seriously harm our business.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS AND WE MAY BE LIABLE FOR INFRINGING THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

    Third parties may infringe or misappropriate our patents, trademarks or other proprietary rights, which could have a material adverse effect on our business. We have applied for a patent on our "Grammar Template Query System" with the United States Patent and Trademark Office. We have obtained registered trademark status for "Ask Jeeves" in the United States, Tunisia and Norway. We have also applied for registered trademark status for "Ask.com," "Ask Jeeves for Kids," and our logo and service marks in the United States and various foreign countries. Additionally, in connection with our acquisition of Direct Hit, we received an assignment of one United States patent issued to Gary Culliss, Direct Hit's co-founder, Chief Technology Officer and Chairman, covering aspects of Direct Hit's technology, and three U.S. patent applications covering other aspects of Direct Hit's technology. We do not know whether we will be able to defend our proprietary rights since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries are uncertain and still evolving. Because we are devoting significant resources to building our brands, primarily "Ask Jeeves" and "Ask.com," through media advertising campaigns, if we are unable to register the trade and service marks for which we have applied, or if we are unable to defend our intellectual property rights, our business may be seriously harmed.

    In July 1999, IP Learn LLC filed a complaint against us in the United States District Court for the Northern District of California, which was amended by the plaintiff, which alleges that aspects of the Ask Jeeves technology infringe one or more patents alleged to be held by the plaintiff. We have answered the complaint and discovery has begun. Additionally, in December 1999, Patrick H. Winston and Boris Katz filed a complaint against us in the United States District Court for the District of Massachusetts. The complaint alleges that our technology infringes two patents alleged to be held by the plaintiffs. We have answered the complaint, but discovery has not begun. We intend to vigorously defend against the allegations asserted in these complaints and we believe we have meritorious defenses to the claims. The results of any litigation matter are inherently uncertain. In the event of an adverse result in either of these lawsuits, or in any other litigation with third parties that could arise in the future with respect to intellectual property rights relevant to our products or services, we could be required to pay substantial damages, including treble damages if we are held to have willfully infringed, to cease the use of infringing products or services, to expend significant resources to develop non-infringing technology or to attempt to obtain licenses to the infringing technology on commercially reasonable terms, if at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, we cannot assure you that these lawsuits will not seriously harm our business.

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

WE COULD FACE ADDITIONAL STOCK-BASED COMPENSATION RELATED TO OUR RELATIONSHIP
  WITH TRINET.

    Until May 31, 1999, we used TriNet VCO, an independent professional employer organization, to provide payroll services and employee benefits for all our employees. Under the co-employment arrangement, we paid a percentage of compensation per co-employee, in addition to compensation costs, to TriNet to cover payroll processing and related taxes and insurance. On December 31, 1998, the Financial Accounting Standards Board, or FASB, issued an Exposure Draft of a FASB Interpretation, Accounting for Certain Transactions involving Stock Compensation--Interpretation of APB Opinion No. 25. Such FASB Exposure Draft, if adopted, could be interpreted to indicate that employees subject to co-employment arrangements, would not be considered our employees for purposes of applying APB No. 25. On April 30, 1999, we gave notice of termination of this co-employment arrangement. If additional clarification regarding the definition of an employee is not provided in the final pronouncement by FASB, we may be required to establish a new measurement date for stock options granted after December 15, 1998, to our employees for the purpose of accounting for stock options under APB No. 25. If a new measurement date is required to be established, we would recognize deferred stock-based compensation which would be amortized as stock-based compensation over the remaining vesting periods of the options. We estimate that this charge could be approximately $5.2 million in the aggregate, which would be amortized beginning with the first quarter of fiscal 2000, and ending in 2003. Such amortization could seriously harm our operating results.

WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING TO MEET OUR FUTURE CAPITAL
  NEEDS.

    We currently anticipate that our available cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least twelve months. If we are unable to generate sufficient cash flows from operations to meet our anticipated needs for working capital and capital expenditures, we will need to raise additional funds to fund brand promotion, develop new or enhanced services, respond to competitive pressures or make acquisitions. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand, develop or enhance services, respond to competitive pressures or take advantage of acquisition opportunities, any of which could seriously harm our business. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly-issued securities may have rights superior to those of the common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payment of dividends.

SUBSTANTIAL SALES OF COMMON STOCK BY OUR EXISTING STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO FALL.

    The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

PROVISIONS IN DELAWARE LAW AND OUR CHARTER, STOCK OPTION AGREEMENTS AND OFFER LETTERS TO EXECUTIVE OFFICERS MAY PREVENT OR DELAY A CHANGE OF CONTROL.

    We are subject to the Delaware anti-takeover laws regulating corporate takeovers. These anti-takeover laws prevent Delaware corporations from engaging in a merger or sale of more than 10% of its assets with any stockholder, including all affiliates and associates of the stockholder, who owns 15% or more of the corporation's outstanding voting stock, for three years following the date that the stockholder acquired 15% or more of the corporation's assets unless:

    - the board of directors approved the transaction where the stockholder acquired 15% or more of the corporation's assets;

    - after the transaction where the stockholder acquired 15% or more of the corporation's assets, the stockholder owned at least 85% of the corporation's outstanding voting stock, excluding shares owned by directors, officers and employee stock plans in which employee participants do not have the right to determine confidentially whether shares held under the plan will be tendered in a tender or exchange offer; or

    - on or after this date, the merger or sale is approved by the board of directors and the holders of at least two-thirds of the outstanding voting stock that is not owned by the stockholder.

    A Delaware corporation may opt out of the Delaware anti-takeover laws if its certificate of incorporation or bylaws so provide. We have not opted out of the provisions of the anti-takeover laws. As such, these laws could prohibit or delay mergers or other takeover or change of control of Ask Jeeves and may discourage attempts by other companies to acquire us.

    Our certificate of incorporation and bylaws include a number of provisions that may deter or impede hostile takeovers or changes of control or management. These provisions include:

    - our board is classified into three classes of directors as nearly equal in size as possible with staggered three year-terms;

    - the authority of our board to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of these shares, without stockholder approval;

    - all stockholder actions must be effected at a duly called meeting of stockholders and not by written consent;

    - special meetings of the stockholders may be called only by the chairman of the board, the chief executive officer or the board; and

    - no cumulative voting.

These provisions may have the effect of delaying or preventing a change of control.

    Our certificate of incorporation and bylaws provide that we will indemnify officers and directors against losses that may incur in investigations and legal proceedings resulting from their services to us, which may include services in connection with takeover defense measures. These provisions may have the effect of preventing changes in our management.

    In addition, our option agreements under the 1996 Stock Option plan provide that if a change of control of Ask Jeeves occurs prior to the first anniversary of the vesting commencement date of an option, then the vesting which would have occurred by such anniversary shall occur. After the first anniversary of the date of grant, these option agreements provide that the vesting of each option shall accelerate by six months upon a change of control. As of December 31, 1999, there were 3,838,838 shares of common stock reserved for unvested options granted under this plan. Furthermore, offer letters with our executive officers provide for the payment of severance and acceleration of options upon the termination of these executive officers following a change of control of Ask Jeeves. These provisions in our stock option agreements and offer letters could have the effect of discouraging potential takeover attempts.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Some of the statements under "Prospectus Summary," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

    In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology.

    Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

ITEM 2. PROPERTIES

    Our headquarters are currently located in a leased facility in Emeryville, California. The facility consists of 76,608 square feet. Our annual rent expense under the lease is $1.9 million. The lease expires in 2004. As a result of our acquisitions of Net Effect and Direct Hit, we have assumed leases for office space of approximately 32,000 square feet in Natick, Massachusetts and North Hollywood, California. These leases expire in 2002 and 2004, respectively. Our annual rent expense under these leases is approximately $710,000.

    In February 2000, we entered into a lease for additional facilities in Oakland, California. Our initial annual lease expense under this lease is approximately $642,000, increasing to approximately $2.0 million when we occupy all of the leased space.

    We have also leased smaller facilities in California, Missouri and New York, primarily for sales and marketing personnel.

    We believe that our facilities will be adequate to meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

    On July 8, 1999, IPLearn, LLC filed a complaint against us in the United States District Court for the Northern District of California (Oakland Division) (IPLEARN, LLC V. ASK JEEVES, INC., Action No. C99-3392 SBA-ENE), which was amended by IPLearn on August 23, 1999, alleging infringement by us of United States Patent Nos. 5,884,302, 5,836,771 and 5,934,910 that are alleged to be held by the plaintiff. The complaint seeks injunctive relief and unspecified damages, including attorneys' fees. We filed an answer to the complaint on August 30, 1999. The answer denies the allegations made in the complaint and seeks a dismissal of the complaint, invalidation of the asserted patents and an award to us of our costs, including attorneys' fees. The parties have begun the discovery process in this litigation.

    On December 16, 1999, Patrick H. Winston and Boris Katz filed a complaint against us in the United States District Court for the District of Massachusetts (PATRICK H. WINSTON AND BORIS KATZ V. ASK JEEVES, INC., Case No. 99GV12584 MLW), alleging infringement by us of United States Patent Nos. 5,309,359 and 5,404,295 that are alleged to be held by the plaintiffs. The complaint seeks injunctive relief and unspecified damages, including attorneys' fees. We filed an answer to the complaint and a counterclaim for declaratory relief on January 28, 2000. The answer denies the allegations made in the complaint and seeks a dismissal of the complaint, invalidation of the asserted patents and an award to us of our costs, including attorneys' fees. The parties have not yet begun the discovery process in this litigation.

    We intend to vigorously defend against the allegations asserted in these complaints and we believe we have meritorious defenses to the claims. The results of any litigation matter are inherently uncertain. In the event of an adverse result in either of these lawsuits, or in any other litigation with third parties that could arise in the future with respect to intellectual property rights relevant to our products or services, we could be required to pay substantial damages, including treble damages if we are held to have willfully infringed, to cease the use of infringing products or services, to expend significant resources to develop non-infringing technology or to attempt to obtain licenses to the infringing technology on commercially reasonable terms. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, we cannot assure you that these lawsuits will not seriously harm our business.

    In the normal course of business, we are subject to various other legal matters. While the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of these other matters will not seriously harm our business, operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of our stockholders in the quarter ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

    Our common stock has been traded on the Nasdaq National Market under the symbol "ASKJ" since our initial public offering on July 1, 1999. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the Nasdaq National Market:

                                                              HIGH       LOW
                                                            --------   --------
1999
----------------------------------------------------------
Third Quarter (from July 1, 1999).........................  $ 77.82    $ 24.00
Fourth Quarter............................................  $190.50    $ 31.00

2000
----------------------------------------------------------
First Quarter (through March 13, 2000)....................  $139.75    $ 60.25

    As of February 25, 2000, the number of stockholders of record of the Company's Common Stock was 672 and the number of beneficial stockholders was 17,371.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

    The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data presented below for the years ended December 31, 1997, 1998 and 1999, and the selected consolidated balance sheet data at December 31, 1998 and 1999, give effect to the merger with Net Effect Systems, Inc. a wholly-owned subsidiary, which was accounted for as a pooling of interests, and are derived from our consolidated financial statements that have been audited by Ernst & Young LLP, independent auditors, except as to certain assets and net loss which were audited by other auditors, included elsewhere in this prospectus. The selected consolidated statement of operations data presented below for the period from June 13, 1996 (inception) through December 31, 1996, and the selected consolidated balance sheet data at December 31, 1996 and 1997, give effect to the merger with Net Effect and were taken from our audited consolidated financial statements not included elsewhere in this Annual Report on Form 10-K. The consolidated financial data for the year ended December 31, 1999 are not necessarily indicative of the results that may be expected for any other future period.

    The unaudited pro forma consolidated balance sheet data gives effect to the acquisition of Direct Hit as if the transaction occurred on December 31, 1999 and combines our audited consolidated balance sheet as of December 31, 1999 and the audited consolidated balance sheet of Direct Hit as of December 31, 1999. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the financial position that would have occurred if the transaction had been consummated at the dates indicated, nor is it necessarily indicative of the future financial position of the combined companies.

                                                    PERIOD FROM
                                                   JUNE 13, 1996             YEAR ENDED DECEMBER 31,
                                                (INCEPTION) THROUGH   --------------------------------------
                                                 DECEMBER 31, 1996      1997         1998           1999
                                                -------------------   ---------   -----------   ------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Web Properties and Syndication..............       $      --        $      --   $   577,159   $ 14,563,669
  Corporate Services..........................              --           22,603       223,239      7,463,127
                                                     ---------        ---------   -----------   ------------
    Total revenues............................              --           22,603       800,398     22,026,796

Cost of revenues:
  Web Properties and Syndication..............              --               --       602,716      6,283,640
  Corporate Services..........................              --               --       796,676      7,800,290
                                                     ---------        ---------   -----------   ------------
    Total cost of revenues....................              --               --     1,399,392     14,083,930

Gross profit (loss)...........................                           22,603      (598,994)     7,942,866
Operating expenses:
  Product development.........................         107,797          440,740     1,712,466      8,609,774
  Sales and marketing.........................              --           94,214     2,301,108     35,304,630
  General and administrative..................              --          217,823     2,324,784      8,410,943
  Amortization of deferred stock
    compensation..............................              --               --        29,010      3,935,518
  Write-off of in-process technology..........              --               --            --        543,517
  Acquisition costs...........................              --               --            --      6,045,186
                                                     ---------        ---------   -----------   ------------
    Total operating expenses..................         107,797          752,777     6,367,368     62,849,568
                                                     ---------        ---------   -----------   ------------

Operating loss................................        (107,797)        (730,174)   (6,966,362)   (54,906,702)
Interest income...............................              --            5,535       165,741      2,164,195
Interest expense..............................              --               --        (5,738)      (186,719)
                                                     ---------        ---------   -----------   ------------
Net loss......................................       $(107,797)       $(724,639)  $(6,806,359)  $(52,929,226)
                                                     =========        =========   ===========   ============
Basic and diluted net loss per share..........       $    (.08)       $    (.21)  $      (.74)  $      (2.64)
                                                     =========        =========   ===========   ============
Weighted average shares outstanding used in
  computing basic and diluted net loss per
  share.......................................       1,295,342        3,394,397     9,162,624     20,046,959
                                                     =========        =========   ===========   ============

                                                                                                PRO FORMA
                                                           AS OF DECEMBER 31,                     AS OF
                                             ----------------------------------------------   DECEMBER 31,
                                               1996       1997        1998         1999           1999
                                             --------   --------   ----------   -----------   -------------
                                                                                               (UNAUDITED)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents and short-term
  investments..............................  $    --    $583,476   $8,510,851   $51,530,227   $ 68,442,603
Working capital............................   (6,219)    500,816    7,318,473    35,756,807     39,632,227
Total assets...............................       --     678,655    9,933,411    76,164,089    582,296,944
Capital lease obligations, less current
  portion..................................       --          --       45,945     2,350,760      2,350,760
Total stockholders' equity (deficit).......   (6,219)    567,797    8,291,156    41,851,363    531,717,434

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION AS WELL AS IN
PART I OF THIS ANNUAL REPORT ON FORM 10-K UNDER THE HEADING "RISK FACTORS". THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE RELATED NOTES CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

OVERVIEW

    We introduced Ask Jeeves on Ask.com in 1997 to provide Web users with a more satisfying and productive experience and to help companies target and acquire customers. Since that time, we have launched customized services for corporate Web sites to help companies better convert and retain customers. In
November 1999, we acquired Net Effect Systems, Inc., a provider of a live help service that enables real-time, text-based communication between a company and its online customers. In February 2000, we acquired Direct Hit
Technologies, Inc., a leading provider of technology that aggregates and organizes online content to enable users to quickly find relevant and accurate information, products and services. We deliver our services through our Web Properties and Syndication Group and our Corporate Services Group.

    Revenues associated with our Web Properties and Syndication Group consist primarily of three components:

    - advertising revenues;

    - syndication fees; and

    - electronic commerce transaction fees.

    We earn advertising revenues from short-term advertising contracts by delivering impressions to users over a specified period of time for a fixed fee. Advertising rates, measured on a cost per thousand impressions, or CPM basis, are dependent on whether the impressions are displayed in general rotation throughout our Web sites or are directed to targeted visitors to Ask.com and DirectHit.com, such as the computer, entertainment, family, health, money, shopping and travel channels. Revenues are based upon actual impressions delivered as measured by our third-party advertising delivery provider, DoubleClick, Inc. As of December 31, 1999, we syndicated our services to four companies that provide Internet-wide navigation services. Syndication fees consist of a fixed fee that is recognized ratably over the contractual term, generally a twelve-month period. We have acquired a number of syndication relationships as a result of our acquisition of Direct Hit under which revenues are earned on a fixed fee or revenue sharing basis, generally over a twelve month term. We also generate revenues from a third component, the facilitation of electronic commerce. Revenues from electronic commerce are generated when a user clicks on the answer that links to an electronic commerce merchant's Web site on a cost per click, or CPC basis. Electronic commerce transaction fees are derived from short-term electronic commerce merchant contracts, generally over a three-to-six month period.

    Revenues from our Corporate Services Group consist of two components:

    - customization; and

    - maintenance and information service fees.

    Since its introduction in October 1998, our Corporate Services have been adopted by approximately 60 corporate customers. Throughout 1999, we have added accounts in our targeted vertical markets of e-tailing, financial services, technology and healthcare industries. We recognize customization, maintenance and information service fees ratably over the contractual term, generally twelve to fifteen months.

Payments received prior to delivering the knowledge base or providing maintenance and information services are recorded as deferred revenue and recognized ratably over the contractual term.

    Cost of revenues for our Web Properties and Syndication Group consists primarily of salaries and related personnel costs associated with the content development, data analysis, testing and maintenance of our Web sites. Cost of revenues for our Corporate Services Group consists primarily of salaries and related personnel costs and other direct costs to provide customization, information and maintenance services to our corporate customers. Cost of revenues also includes amortization charges related to assets acquired from Lumina Design Systems, Inc. and Excellerate, LLC. Beginning in the first quarter of 2000, cost of revenues will include significant amortization charges related to assets acquired from Evergreen and Direct Hit. We believe that ongoing content development is required to remain competitive, and we expect that our production and content expenses will continue to increase in the future.

    Product development expenses consist primarily of salaries and related personnel costs, consultant fees and expenses related to the design, development, testing and enhancement of our technology and services. To date, all software development costs have been expensed as incurred. We believe that continued investment in product development is critical to attaining our strategic product objectives and, as a result, we expect these expenses to increase in the future.

    Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses as well as advertising and promotional expenditures. We have a direct sales force dedicated to selling our services, which is supplemented by a number of strategic relationships with sales and implementation companies, such as USWeb/CKS and People Support Inc. We plan to increase our investments in sales, marketing, infrastructure and product development in an effort to capture market share faster.

    General and administrative expenses consist primarily of salaries and related personnel costs and other related costs for general corporate functions, including executive management, business development, finance, facilities administration, legal, recruiting and fees for other professional services. We expect general and administrative expenses to increase in the future as we add personnel and incur additional costs related to the growth of our business.

    Interest income includes income on our cash and short-term investments. Interest expense relates to interest due on our financing obligations.

    For the year ended December 31, 1999, in connection with the grant of stock options to employees and consultants, we recorded deferred stock compensation totaling $8.6 million representing the difference between the deemed fair value of our common stock on the date such options were granted and the exercise price of the options. Such amount is included as a reduction of stockholders' equity and is being amortized by charges to operations on a graded vesting method. We recorded amortization of deferred stock compensation expense of $3.9 million for the year ended December 31, 1999. At December 31, 1999, we had a total of approximately $5.2 million remaining to be amortized over the corresponding vesting periods of the options, generally four years. Due to the graded vesting method of amortization, most of the deferred compensation charge will be incurred over the first two years of the vesting of the options. Additionally, Direct Hit has an unamortized deferred stock compensation balance of $6.9 million as of December 31, 1999, which will be recognized over the remaining vesting periods of the outstanding options.

    Write-off of in-process technology and acquisition costs relate to costs incurred in connection with our purchases of Lumina and Excellerate in April 1999, and our acquisition of Net Effect in November 1999.

    As a result of the acquisition of Direct Hit, we determined that the technology we acquired from Excellerate in November 1999 was obsolete, and had no future benefit to us. Accordingly, we expect to record a charge of $989,000 to operations in the first quarter of 2000. In addition, in the first quarter of 2000, we expect to incur a one-time charge related to in-process research and development acquired in connection with our recent acquisitions. Beginning in the first quarter of 2000, we will also begin to amortize charges related to assets acquired from Evergreen and Direct Hit. We expect these charges to be significant.

    We have incurred significant net losses and negative cash flows from operations since our inception, and at December 31, 1999, we had an accumulated deficit of approximately $60.6 million. These losses have been funded primarily through the issuance of preferred and common equity securities, including our initial public offering in July 1999. We believe that we will continue to incur operating and net losses and negative cash flows from operations for the foreseeable future and that the rate at which we will incur such losses may increase from current levels.

    There was no provision for federal or state income taxes for any period since inception due to our operating losses. At December 31, 1998 and 1999, we had net operating loss carryforwards for federal income tax purposes of approximately $2.8 million and $33.9 million, respectively, which will expire in fiscal years 2012 through 2019 if not utilized, and net operating loss carryforwards for state income tax purposes of $19.3 million, which will expire in fiscal year 2004 if not utilized. Utilization of our net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. A valuation allowance has been established and, accordingly, no benefit has been recognized for our net operating losses and other deferred tax assets. The net valuation allowance increased by $16.7 million during the year ended December 31, 1999. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include our history of net losses since inception and expected near-term future losses. We will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results.

ANNUAL RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1999

    REVENUES. Revenues were $800,000 for the year ended December 31, 1998, and $22.0 million for the year ended December 31, 1999. Web Properties and Syndication revenues were $577,000 or 72% of total revenues for the year ended December 31, 1998 and $14.6 million or 66% of total revenues for the year ended December 31, 1999. These revenues consisted of $455,000 in advertising revenues for the year ended December 31, 1998, and $12.5 million for the year ended December 31, 1999. Syndication fees were $122,000 for the year ended
December 31, 1998, and $1.0 million for the year ended December 31, 1999. Electronic commerce revenues were $1.1 million for the year ended December 31, 1999. There were no electronic commerce revenues for the year ended
December 31, 1998. Corporate Services revenues were $223,000 or 28% of total revenues for the year ended December 31, 1998, and $7.5 million or 34% of total revenues for the year ended December 31, 1999. These revenues consisted of $223,000 in customization fees for the year ended December 31, 1998, and $4.4 million in customization fees for the year ended December 31, 1999. Maintenance and information services revenues were $3.1 million, or 14% of total revenues for the year ended December 31, 1999. There were no maintenance and information services revenues for the year ended December 31, 1998. Our reach increased to
5.1 million unique users at December 31, 1999, representing a 455% increase since the beginning of 1999. Ask.com ranked as the 28th most visited Web site in the December 1999 Media Metrix Internet Web properties listing compared to 345th in December 1998.

    COST OF REVENUES. Cost of revenues for Web Properties and Syndication was $603,000 for the year ended December 31, 1998 and $6.3 million for the year ended December 31, 1999. The increase in cost of revenues is attributed to increased third-party advertising management fees, hosting costs, and additional personnel and related personnel costs associated with developing, maintaining, analyzing and testing of Ask.com to support the growth in traffic and the resulting revenues. Cost of revenues for Corporate

Services was $797,000 for the year ended December 31, 1998 and $7.8 million for the year ended December 31, 1999. The increase in cost of revenues is attributed to personnel and related personnel costs associated with providing customization, information and maintenance services to our customers. Cost of revenues also includes amortization charges related to assets acquired from Lumina and Excellerate. Beginning in the first quarter of 2000, cost of revenues will also include significant amortization charges related to assets acquired from Evergreen and Direct Hit. We expect our hosting, third party advertising management fees, content development and Web site costs will continue to increase to meet the demands for Web services and to provide additional services to users of our services.

    PRODUCT DEVELOPMENT EXPENSES.  Product development expenses were
$1.7 million for the year ended December 31, 1998, and $8.6 million for the year ended December 31, 1999. The increase in expenses resulted from the hiring of additional personnel and related personnel costs, consultant fees, expenses related to the design, development, testing and enhancement of our technology and services. We believe the development of additional features and tools are vital for us to remain competitive in our industry. We anticipate that we will continue to devote substantial resources to product development. As a result, these costs are expected to continue to increase in future periods.

    SALES AND MARKETING EXPENSES.  Sales and marketing expenses were
$2.3 million for the year ended December 31, 1998, and $35.3 million for the year ended December 31, 1999. The increase in expenses are attributed to advertising expenses related to our branding campaign, the hiring of additional direct sales and marketing personnel and sales commissions associated with the increase in revenues. We intend to continue pursuing an aggressive brand-enhancement strategy, which will include mass market and multimedia advertising, promotional programs and public relations activities. These costs are expected to continue to increase in future periods.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $2.3 million for the year ended December 31, 1998, and $8.4 million for the year ended December 31, 1999. The increase in expenses is attributed to hiring of additional personnel and related personnel costs for finance, legal, business development and internal information systems development and support that has accompanied the growth of our business, recruiting costs associated with filling key executive positions and depreciation expense associated with adding property and equipment.

    AMORTIZATION OF DEFERRED STOCK COMPENSATION.  For the year ended
December 31, 1998 and 1999, we recorded $29,000 and $3.9 million, respectively, in amortization of deferred stock compensation in connection with the grant of stock options to employees and consultants. The increase in amortization is due to the significant increase in grants to employees and consultants in 1999 versus 1998 and the differences between the deemed fair value of our common stock and the exercise price of options in 1999.

    IN-PROCESS RESEARCH AND DEVELOPMENT AND ACQUISITION COSTS. For the year ended December 31, 1999, we recognized purchased in-process research and development costs of $544,000 in connection with the acquisition of certain technology and computer equipment from Lumina and Excellerate. In connection with the acquisition of Net Effect in November 1999, we recorded acquisition costs of $6.0 million which primarily included investment banking fees, legal and accounting costs.

    INTEREST INCOME AND INTEREST EXPENSE. Interest income was $166,000 for the year ended December 31, 1998, and $2.2 million for the year ended December 31, 1999. The increase in interest income is attributed to the interest on proceeds from our equity financings. Interest expense was $6,000 for the year ended December 31, 1998, and $187,000 for the year ended December 31, 1999. The increase in interest expense is attributable to the interest charges incurred on additional capital lease obligations.

YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1998

    REVENUES. Revenues were $23,000 for the year ended December 31, 1997, and and $800,000 for the year ended December 31, 1998. Revenues for the year ended December 31, 1998, consisted of $577,000 in revenues from Web Properties and Syndication, of which $455,000 was generated from advertising revenues and $122,000 from syndication fees. There were no Web Properties and Syndication revenues for the year ended December 31, 1997. Revenues from Corporate Services were $23,000 for the year ended December 31, 1997, and $223,000 for the year ended December 31, 1998, which were attributed to customization fees and ongoing services.

    COST OF REVENUES. Cost of revenues for Web Properties and Syndication were $603,000, for the year ended December 31, 1998. Cost of revenues for Corporate Services were $797,000 for the year ended December 31, 1998. We had no cost of revenues for the year ended December 31, 1997, since we generated minimal revenues prior to January 1, 1998. The primary reason for the increase in cost of revenues during the year ended December 31, 1998, related to the hiring of personnel and related personnel costs associated with the development of Ask.com, specifically in the areas of content development, maintenance, data analysis, and testing, in addition to costs associated with personnel and related personnel costs required to provide customization, information and maintenance services to our corporate customers.

    PRODUCT DEVELOPMENT EXPENSES. Product development expenses increased to $1.7 million for the year ended December 31, 1998, from $441,000 for the year ended December 31, 1997. The primary reasons for the increase was the hiring of additional personnel and related personnel costs and consultant fees and expenses related to the design, development, testing and enhancement of our technology and services.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses increased to $2.3 million for the year ended December 31, 1998, from $94,000 for the year ended December 31, 1997. The increase was primarily due to increases in advertising expenses related to our branding campaign, the hiring of marketing and direct sales personnel and sales commissions needed to support the increase in revenues.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $2.3 million for the year ended December 31, 1998, from $218,000 for the year ended December 31, 1997. The increase in general and administrative expenses was primarily due to increased depreciation, and increase in the number of personnel to support the growth of our business, and recruiting costs related to filling key senior executive positions.

    INTEREST INCOME AND INTEREST EXPENSE. Interest income was $6,000 for the year ended December 31, 1997 and $166,000 for the year ended December 31, 1998. The increase in interest income is attributable to the interest on proceeds from our equity financings. Interest expense was none for the year ended
December 31, 1997, and $6,000 for the year ended December 31, 1998. The increase in interest expense is attributable to the interest charges incurred on additional capital lease obligations.

QUARTERLY RESULTS OF OPERATIONS

    The following table sets forth unaudited quarterly consolidated statements of operations results for the four quarters ended December 31, 1999. We believe that this information reflects all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period.

                                                                 QUARTER ENDED
                                         --------------------------------------------------------------
                                         MAR. 31, 1999   JUNE 30, 1999   SEPT. 30, 1999   DEC. 31, 1999
                                         -------------   -------------   --------------   -------------
Revenues:
  Web Properties and Syndication.......   $ 1,059,068    $  1,898,817     $  4,243,231    $  7,362,553
  Corporate Services...................       444,198         920,992        2,558,546       3,539,391
                                          -----------    ------------     ------------    ------------
Total revenues.........................     1,503,266       2,819,809        6,801,777      10,901,944
Cost of revenues:
  Web Properties and Syndication.......       699,131       1,162,199        1,803,526       2,618,784
  Corporate Services...................     1,176,525       1,389,377        2,087,034       3,147,354
                                          -----------    ------------     ------------    ------------
Total cost of revenues.................     1,875,656       2,551,576        3,890,560       5,766,138
Gross profit (loss)....................      (372,390)        268,233        2,911,217       5,135,806
Operating expenses:
  Product development..................     1,174,894       1,790,566        2,347,499       3,296,815
  Sales and marketing..................     3,047,465       7,896,673       10,390,474      13,970,018
  General and administrative...........     1,140,299       1,463,939        2,077,092       3,729,613
  Amortization of deferred stock
    compensation.......................       317,048         592,193          695,983       2,330,294
  Write-off of in-process technology...            --         360,697               --         182,820
  Acquisition costs....................            --              --               --       6,045,186
                                          -----------    ------------     ------------    ------------
Total operating expenses...............     5,679,706      12,104,068       15,511,048      29,554,746
                                          -----------    ------------     ------------    ------------
Operating loss.........................    (6,052,096)    (11,835,835)     (12,599,831)    (24,418,940)
Interest income........................       163,887         376,529          841,390         782,389
Interest expense.......................       (11,237)         (4,577)         (64,056)       (106,849)
                                          -----------    ------------     ------------    ------------
Net loss...............................   $(5,899,446)   $(11,463,883)    $(11,822,497)   $(23,743,400)
                                          ===========    ============     ============    ============

    REVENUES. Total revenues increased in each of the four quarters ended December 31, 1999. The revenue growth over each respective prior quarter is primarily attributable to increased advertising revenues due to increased use of the Internet by consumers and acceptance of the Internet as an advertising and commerce medium, increased viewer traffic on our Web sites (Ask.com and AJKids.com), and the continued growth of our Corporate Services. The increases in Web Properties and Syndication revenues reflect our performance in connecting advertisers with targeted customers. Ask.com ranked as the 28th most visited Web site in the December 1999 Media Metrix Internet Web properties listing, compared to the 35th most visited Web site in September 1999. For the quarter ended December 31, 1999, Ask.com received 196 million questions, representing an increase of 46% from 134 million questions from the quarter ended September 30, 1999. Revenue per thousand page views, or RPMs, increased to $13.35, representing a 33% increase over the quarter ended September 30, 1999. The number of companies that subscribe to our Corporate Services increased from 26 to 60 during the quarter ended December 31, 1999. Corporate Services processed
4.2 million questions for the quarter ended December 31, 1999, representing a 68% increase from the 2.5 million questions processed for the quarter ended September 30, 1999.

    COST OF REVENUES. Cost of revenues increased in each of the four quarters ended December 31, 1999. The increase in cost of revenues during these periods is related to increased third-party advertising management fees, hosting costs, and additional personnel and related personnel costs. We also incurred higher costs associated with personnel and related personnel costs required to provide customization and information services to our corporate customers. Cost of revenues also includes amortization charges related to the acquisition of assets from Lumina and Excellerate. Beginning in the first quarter of 2000, cost of revenues will also include significant amortization charges related to assets acquired from Evergreen and Direct Hit. We expect our hosting, third-party advertising management fees, content development and Web site costs will continue to increase to meet the demands for Web services and to provide additional services to customers.

    PRODUCT DEVELOPMENT EXPENSES. Product development expenses increased in each of the four quarters ended December 31, 1999. The primary reasons for the increase were the hiring of additional personnel and related personnel costs and consultant fees and expenses related to the design, development, testing and enhancement of our technology and services. We believe the development of additional features and tools are vital for us to remain competitive in our industry. We anticipate that we will continue to devote substantial resources to product development. These costs are expected to continue to increase in future periods.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses increased in each of the four quarters ended December 31, 1999. The increase was primarily due to increases in advertising expenses related to our branding campaign and the hiring of additional direct sales and marketing personnel and commissions paid to support the increase in revenues. We intend to continue pursuing an aggressive brand-enhancement strategy, which will include mass market and multimedia advertising, promotional programs and public relations activities. Consequently, these costs are expected to continue to increase in future periods. We intend to continue to incur significant expenditures, approximately $40 million to $50 million for the year 2000, on these advertising and promotional programs and activities.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased in each of the four quarters ended December 31, 1999. The increase primarily reflects the addition of finance, information technology, legal, executive management and administrative personnel and related costs.

    AMORTIZATION OF DEFERRED STOCK COMPENSATION. For each of the four quarters ended December 31, 1999, the increase in amortization of deferred stock compensation was attributable to stock option grants to employees and consultants that are being amortized by charges to operations on a graded vesting method.

    IN-PROCESS RESEARCH AND DEVELOPMENT AND ACQUISITION COSTS. For the quarter ended June 30, 1999 and quarter ended December 31, 1999, we recognized purchased in-process research and development costs of $361,000 and $183,000, respectively in connection with the acquisitions of certain technology and computer equipment from Lumina and Excellerate. In connection with the acquisition of Net Effect in November 1999, we recorded acquisition costs of $6.0 million in the quarter ended December 31, 1999, which primarily included investment banking fees, legal and accounting costs.

RECENT EVENTS

    In November 1999, we acquired certain assets related to the search technology of Excellerate, LLC, for cash in the amount of $625,000 and 5,875 shares of our common stock.

    In November 1999, we acquired Net Effect Systems, Inc. All outstanding shares of Net Effect were converted into 1,631,863 shares of our common stock, and options to purchase Net Effect common stock were converted into options to purchase 497,353 shares of our common stock.

    In December 1999, our wholly-owned subsidiary, Ask Jeeves
International, Inc., entered into a joint venture to create The Ask Jeeves U.K. Partnership, with Carlton Communications Plc. and Granada Media Group, the two largest commercial television companies in the United Kingdom. We contributed a license to substantially all of our intellectual property having a zero accounting basis. We have a zero basis in the Partnership for accounting purposes and therefore will not recognize any of the Partnership's losses. Carlton and Granada will each contribute $31.3 million in cash and advertising to fund the development and promotion of a Web site.

    In January 2000, we acquired The Evergreen Project, Inc. for $2.0 million in cash and 18,896 shares of our common stock.

    In February 2000, we acquired Direct Hit Technologies, Inc. All outstanding shares were converted into 4,751,878 million shares of our common stock. Also included were options to purchase Direct Hit common stock which converted into options to purchase 331,596 shares of our common stock.

    On March 13, 2000, the Company completed a follow-on offering of 1,715,000 shares of common stock at a purchase price per share of $76.00, which includes underwriter's exercise of an option to purchase an additional 315,000 shares. Net proceeds to the Company aggregated approximately $123 million (net of underwriters' commission and offering expenses of approximately $1.02 million).

SEASONALITY AND QUARTERLY FLUCTUATIONS IN OPERATING RESULTS

    Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. Factors that may adversely affect our results of operations include:

    - our ability to obtain new corporate customers, the length of the development cycle for corporate customers and the timing of revenue recognition with respect to contracts with corporate customers;

    - our ability to obtain new advertising contracts, maintain existing ones, and effectively manage our advertising inventory;

    - the number of questions asked and answered on Ask.com and DirectHit.com and on the Web sites of our corporate customers;

    - our ability to attract and retain advertisers and our ability to link our electronic commerce partners to potential customers;

    - seasonal and other fluctuations in demand for our electronic commerce services and for advertising space on Ask.com and DirectHit.com;

    - our ability to develop and introduce new technology;

    - announcements and new technology introductions by our competitors;

    - our ability to attract and retain key personnel;

    - costs relating to possible acquisitions and integration of technologies or businesses;

    - rate changes for advertising on Ask.com and DirectHit.com; and

    - marketing expenses and technology infrastructure costs as well as other costs that we may incur as we expand our operations.

    Because of the foregoing factors, we believe that period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance.

    As Internet advertising makes the transition from an emerging to a more developed market, seasonal and cyclical patterns may develop in our industry that may also affect our revenues. For instance, during

1998 and 1999 traffic levels on Ask Jeeves fluctuated during the summer and year-end vacation and holiday periods. Similar to traditional media, this may result in our advertising sales being lower during these periods. In addition, we believe that sales from electronic commerce will increase during the fourth quarter as a result of the holiday season and will fluctuate during other periods. Seasonality in the retail industry and in Internet service usage are likely to cause quarterly fluctuations in our results of operations and could harm our business.

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, we have financed our operations primarily through the private placement of equity securities and our initial public offering. As of December 31, 1999, we had $51.5 million in cash and cash equivalents and short-term investments. Net cash used in operating activities was $5.2 million for the year ended December 31, 1998, and $32.3 million for the year ended December 31, 1999. Net cash used in operating activities resulted primarily from net losses adjusted for non-cash operating activities and increases in accounts receivable and prepaid expenses, partially offset by the timing of accounts payable settlements, accrued compensation and related expenses, accrued marketing expenses, acquisition costs, deferred revenue and other accrued liabilities. Net cash used in investing activities was $977,000 for the year ended December 31, 1998, and $42.1 million for the year ended December 31, 1999. Net cash used in investing activities related to purchases of $952,000 of property and equipment for the year ended December 31, 1998, and purchases of $6.3 million of property and equipment and $34.2 million of short-term investments for the year ended December 31, 1999. Net cash provided by financing activities was $14.1 million for the year ended December 31, 1998, and $83.3 million for the year ended December 31, 1999. For the year ended
December 31, 1998, net cash provided by financing activities related primarily to net proceeds of $2.8 million from the sale of common and $11.3 million from the sale of preferred equity securities. For the year ended December 31, 1999, net cash provided from financing activities related primarily to net proceeds of $4.4 million from the sale of common and $34.4 million from the sale of preferred equity securities, $43.0 million of net proceeds from our initial public offering, and $1.8 million of proceeds from capital lease financings.

    As a result of our acquisition of Net Effect in November 1999, we assumed a $1.0 million credit agreement with a financial institution, which matures in May 2000. As of December 31, 1999, there were no amounts outstanding under this line of credit.

    We have no material commitments or obligations other than those under capital and operating leases. In June 1999, we entered into a leasing agreement with Comdisco Ventures, Inc. to finance equipment and software purchases up to a maximum of $3.5 million. As of December 31, 1999, we had utilized the total lease financing line. Payments are due on a monthly basis under lease terms ranging from 30 to 48 months from the date of financing and bear interest at a rate of 8.3% per annum. In addition, as consideration for improved lease terms we issued a warrant to Comdisco to purchase 11,250 shares of common stock. The exercise price of this warrant is $14.00 per share and the warrant matures in June 2004.

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

    We currently anticipate that our available cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next twelve months. At the end of such period, we will need to generate sufficient cash flow from operations to meet our anticipated needs for working capital and capital expenditures, or we will need to raise additional capital. However, if during that twelve month period or thereafter, we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, these failures could seriously harm our business. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced.

YEAR 2000

    We have not experienced any problems with our computer systems relating to such systems being unable to recognize appropriate dates related to the year 2000. We are also not aware of any material problems with our clients or vendors. Accordingly, we do not anticipate incurring material expenses or experiencing any material operational disruptions as a result of any Year 2000 issues.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to financial market risk, including changes in interest rates and marketable equity security prices, relates primarily to our investment portfolio. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because a substantial majority of our investments are in fixed-rate, short-term securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of the substantial majority of our investment portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements for the years ended December 31, 1999, 1998 and 1997 are submitted as a separate section of this report. See Item 14 on page 54.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Ask Jeeves incorporates by reference the information concerning its directors set forth under the heading "Election of Directors" in our definitive Proxy Statement to be filed for its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

    Set forth below is certain information regarding our executive officers, directors and key employees as of December 31, 1999.

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
Robert W. Wrubel..........................     39      President, Chief Executive Officer and
                                                       Director

Edward D. Briscoe III.....................     37      Senior Vice President and General Manager,
                                                         Web Properties and Syndication Group

Christine M. Davis........................     42      Vice President and Corporate Controller

Laurence G. Fishkin.......................     47      Senior Vice President, Business
                                                       Development

George S. Lichter.........................     48      President of Ask Jeeves International

M. Bruce Nakao............................     56      Chief Financial Officer

Enrique Salem.............................     34      Senior Vice President of Engineering and
                                                         Operations

Amy Slater................................     45      General Counsel and Secretary

Frank A. Vaculin..........................     41      Senior Vice President and General Manager,
                                                         Corporate Service

David C. Warthen..........................     41      Chief Technical Officer

Roger A. Strauch(1)(3)....................     43      Chairman of the Board

A. George (Skip) Battle(1)(2).............     55      Director

Garrett Gruener(1)........................     45      Director

Daniel J. Nova(2)(3)......................     37      Director

Benjamin M. Rosen.........................     65      Director

Geoffrey Y. Yang(3).......................     40      Director

------------------------

(1) Member of the Compensation Committee.

(2) Member of the Audit Committee.

(3) Member of the Strategic Opportunities Committee.

    ROBERT W. WRUBEL has served as Chief Executive Officer and a director of Ask Jeeves since November 1998 and has served as President since May 1998. From February 1993 to May 1998, Mr. Wrubel was employed by Knowledge
Adventure, Inc., an educational software company, in various capacities, including Chief Operating Officer from February 1997 to May 1998, Vice President, Product Development from August 1995 to February 1997 and Executive Producer from February 1993 to July 1995.

    EDWARD D. BRISCOE III joined Ask Jeeves as Senior Vice President and General Manager, Web Properties and Syndication Group in February 1999. From
January 1995 to January 1999, Mr. Briscoe was employed by Iomega Corporation, a data storage company, in various capacities including President,

Personal Storage Division from January 1997 to January 1999 and Vice President, Global Sales from January 1995 to December 1996. From May 1993 to
December 1994, Mr. Briscoe was Director of Sales and Marketing for the Personal Interactive Electronics Division of Apple Computer, Inc., a computer manufacturing company.

    CHRISTINE M. DAVIS has served as Controller of Ask Jeeves since
January 1999 and was promoted to Vice President and Corporate Controller in November 1999. From January 1999 until April 1999, Ms. Davis also served as Acting Chief Financial Officer of the Company. From December 1997 to
January 1999, she served as Corporate Controller of TIBCO Software, Inc., a software company. From April 1987 to December 1997, Ms. Davis served as Corporate Controller, Assistant Secretary and Treasurer of TCSI Corporation, a telecommunications software company.

    LAURENCE G. FISHKIN joined Ask Jeeves as Senior Vice President, Business Development in January 1999. From January 1998 to September 1998, Mr. Fishkin served as Vice President of Business Development for Relevance
Technologies, Inc., a knowledge management software company. From
September 1996 to June 1997, Mr. Fishkin served as Vice President of Business Development and Acting General Manager for Yahoo! Marketplace, a joint venture between Yahoo! Inc., an Internet portal company, and Visa International, Inc., a credit services provider. From June 1992 to February 1994, Mr. Fishkin served as Director of Business Development and from February 1994 through August 1996,
Mr. Fishkin served as Vice President of Business Development for Information Access Company, a database publishing company and a division of Ziff-Davis Publishing.

    GEORGE S. LICHTER has served as President of Ask Jeeves International since May 1999. From January 1997 to May 1999, Mr. Lichter served as Senior Vice President, Business Development of Havas Interactive/Cendant Software. From 1994 to 1997, Mr. Lichter served as Vice President New Business Development of Knowledge Adventure, an educational software company. From 1993 to 1994, Mr. Lichter was employed as an attorney at the law firm of Rosenfeld, Meyer & Susman.

    M. BRUCE NAKAO joined Ask Jeeves as Chief Financial Officer in April 1999. From August 1996 to April 1999, Mr. Nakao served as Senior Vice President and Chief Financial Officer of Puma Technology, Inc., a software company. From
May 1986 to August 1996, Mr. Nakao served as Senior Vice President and Chief Financial Officer of Adobe Systems Incorporated, a graphic software company. Mr. Nakao is a member of the Board of Directors of Puma Technology Inc.

    ENRIQUE SALEM joined Ask Jeeves as Senior Vice President of Engineering and Operations in October 1999. Mr. Salem served as Symantec Corporation's Chief Technical Officer for the Security and Assistance Business Unit responsible for research and development and product management for products such as Norton Utilities, and Norton AntiVirus. Prior to joining Symantic in 1990, Mr. Salem served as Vice President for Security Pacific Merchant Bank responsible for the development of real time trading systems.

    AMY SLATER has served as General Counsel and Secretary for Ask Jeeves since November 1997. From January 1996 to November 1997, Ms. Slater was in private law practice with an emphasis on intellectual property law. From December 1993 to October 1995, Ms. Slater worked for Oracle Corporation, a relational database software company. From October 1990 to June 1993, Ms. Slater was of counsel at the law firm of Townsend & Townsend & Crew L.L.P. Ms. Slater is married to
Mr. Gruener, a director of Ask Jeeves.

    FRANK A. VACULIN joined Ask Jeeves as Senior Vice President and General Manager, Corporate Service Group in January 1999. From August 1996 to
January 1999, Mr. Vaculin served as Vice President of North American Sales for Softbank Services Group, a leading provider of outsource services to technology companies. From October 1993 to August 1996, Mr. Vaculin was employed by Borland International, a software company, in various capacities, including Senior Vice President and General Manager, Desktop and LAN Tools, Vice President North American Sales, Technical Support and Service and Director of Channel Sales.

    DAVID C. WARTHEN has served as Chief Technical Officer of Ask Jeeves since August 1997. Mr. Warthen is a founder of Ask Jeeves and served as a director from June 1996 to February 1999 and as Chief Executive Officer and Chief Financial Officer from June 1996 to August 1997. In May 1988, he founded Desktop Software, a custom software development firm, where he served as sole proprietor until June 1996. From 1983 to 1988 he served as Director of Engineering at Virtual Microsystems, Inc., a software and hardware company.

    ROGER A. STRAUCH has served as Chairman of the Board of Ask Jeeves since August 1997. Mr. Strauch was Chief Executive Officer of Ask Jeeves from
April 1998 to November 1998. Mr. Strauch served as Chief Executive Officer and Chief Financial Officer of Symmetricom, Inc., a manufacturer of mixed signal integrated circuits and telecommunications hardware, from June 1998 and July 1998, respectively until December 1998. Since July 1997, Mr. Strauch has been Chairman of the Board of The Roda Group, a venture development firm based in Berkeley, California. From 1989 to June 1997, Mr. Strauch served as Chairman of the Board and Chief Executive Officer of TCSI Corporation, a telecommunications software company.

    A. GEORGE (SKIP) BATTLE has served as a director of Ask Jeeves since
August 1998. Mr. Battle retired from Andersen Consulting in June 1995.
Mr. Battle joined the firm in 1968, became a partner in 1978 and held a series of management positions in the firm including Worldwide Managing Partner Market Development and a member of the firm's Executive Committee, Global Management Council and Partner Income Committee. Mr. Battle is a member of the Boards of Directors of PeopleSoft, Inc., Barra Inc. and Fair, Isaac and Company, Incorporated as well as a director of Masters Select Equity Fund and Masters Select International, registered investment companies.

    GARRETT GRUENER is a founder of Ask Jeeves and has served as a director of Ask Jeeves since June 1996 and served as Secretary of the Company from June 1996 to August 1997. Mr. Gruener is a founding general partner of Alta Partners, a venture capital firm, which was formed in February 1996. Since September 1992, Mr. Gruener has been a general partner of Burr, Egan, Deleage & Co., a venture capital firm. Mr. Gruener is on the board of Be Incorporated, CyberGold, Inc. and ImageX.com, Inc. Mr. Gruener is married to Ms. Slater, General Counsel and Secretary of Ask Jeeves.

    DANIEL J. NOVA has served as a director of Ask Jeeves since February 1999. Since August 1999 Mr. Nova has been a managing general partner of Highland Capital Partners, a venture capital firm. From August 1996 to August 1999,
Mr. Nova served as a general partner of Highland Capital Partners. From
January 1995 to August 1996 Mr. Nova served as a general partner of CMG@Ventures and from June 1991 to January 1995, he was a senior associate at Summit Partners. Mr. Nova is a director of Lycos, Inc., MapQuest.com, Inc., Be Free, Inc. and eToys Inc.

    BENJAMIN M. ROSEN has served as a director of Ask Jeeves since
January 1999. Mr. Rosen has served as Chairman of the Board of Directors of Compaq Computer Corporation, a computer company and a global supplier of computer systems since 1983. From April 1999 to July 1999 Mr. Rosen served as Acting Chief Executive Officer and a member of the Office of the Chief Executive of Compaq. Mr. Rosen is Vice Chairman of the Board of Trustees of the California Institute of Technology.

    GEOFFREY Y. YANG has served as a director of Ask Jeeves since
February 1999. Since August 1999 Mr. Yang has been a managing director of Redpoint Ventures. Since June 1989, Mr. Yang has been a general partner of Institutional Venture Partners, a venture capital firm. He is a director of Turnstone Systems, Inc., TiVo, Inc. and MMC Networks, Inc.

BOARD COMPOSITION

    Our Board of Directors is divided into three classes designated as Class I, Class II and Class III, respectively. At the 2000 annual meeting of stockholders, the term of office of the Class I directors will expire and Class I directors will be elected for a full term of three years. At the 2001 annual meeting of stockholders, the term of office of the Class II directors will expire and Class II directors will be elected for a full term of three years. At 2002 annual meeting of stockholders, the term of office of the Class III directors will expire and Class III directors will be elected for a full term of three years. At each succeeding annual meeting of stockholders, directors will be elected for a full term of three years to succeed the directors of the class whose terms expire at such annual meeting. The Class I directors are Geoffrey Y. Yang and Daniel J. Nova; the Class II directors are
A. George (Skip) Battle, Roger A. Strauch and Garrett Gruener; and the
Class III directors are Robert W. Wrubel and Benjamin M. Rosen.

BOARD COMMITTEES

    The audit committee of the board consists of A. George (Skip) Battle and Daniel J. Nova. The audit committee reviews our financial statements and accounting practices, makes recommendations to the board regarding the selection of independent auditors and reviews the results, scope, extent and procedures of the audit and other services provided by our independent auditors.

    The compensation committee of the board consists of Robert A. Strauch, A. George (Skip) Battle and Garrett Gruener. The compensation committee makes recommendations to the board concerning salaries and incentive compensation for our officers and employees and administers our employee benefit plans.

    The strategic opportunities committee consists of Daniel J. Nova, Geoffery
Y. Yang and Robert W. Wrubel. The strategic opportunities committee analyzes prospective business opportunities and proposals and presents their findings and recommendations to the board.

DIRECTORS' COMPENSATION

    We do not currently pay any cash compensation to our directors for their service as members of the board. For his services as Chairman of the board, Roger W. Strauch received in May, July and December 1998, options to purchase an aggregate of 169,470 shares of our common stock at a weighted average exercise price of $0.14 per share. A. George (Skip) Battle, one of our directors, received in August and December 1998, options to purchase an aggregate of 60,000 shares of our common stock at a weighted average exercise price of $0.63 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    As noted above, the compensation committee of the board consists of Messrs. Strauch, Battle and Gruener. Mr. Strauch was Chief Executive Officer of Ask Jeeves from April 1998 to November 1998. Mr. Gruener was Secretary of Ask Jeeves from June 1996 to August 1997 and is married to Amy Slater, General Counsel and Secretary of Ask Jeeves. None of our executive officers serve as members of the board of directors or compensation committee of any entity that has one or more executive officers who serve on our board or compensation committee. See "Certain Transactions" for information regarding transactions with members of the compensation committee.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth information concerning compensation earned in the fiscal year ended December 31, 1999 for our President and Chief Executive Officer and our four other most highly compensated executive officers whose compensation as defined by the Securities and Exchange Commission exceeded $100,000 in the fiscal year ended December 31, 1999. The information in the table includes salaries, bonuses, stock options granted and other miscellaneous compensation. We have not granted stock appreciation rights or restricted stock awards and have no long-term compensation benefits other than stock options.

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM
                                                  ANNUAL COMPENSATION                      COMPENSATION
                                  ---------------------------------------------------   ------------------
                                                                       OTHER ANNUAL         SECURITIES          ALL OTHER
NAME AND 1999 PRINCIPAL POSITION    YEAR      SALARY     BONUS        COMPENSATION(2)   UNDERLYING OPTIONS   COMPENSATION(3)
--------------------------------  --------   --------   --------      ---------------   ------------------   ---------------
Robert W. Wrubel ............       1999     $187,500   $     --        $      5,305           177,000         $         --
  President and Chief               1998       96,231      9,844(1)              300         1,050,000                   --
  Executive Officer

Edward D. Briscoe III .......       1999      169,846    225,403(1)            4,871           402,600                   --
  Senior Vice President             1998           --         --                  --                --                   --
  and General Manager,
  Web Properties and
  Syndication Group

Frank A. Vaculin ............       1999      165,128    115,468(4)            4,890           326,000                   --
  Senior Vice President and         1998           --         --                  --                --                   --
  General Manager, Corporate
  Services Group

David C. Warthen ............       1999      140,940         --               5,005           102,000                   --
  Chief Technical Officer           1998       77,590         --                  --            88,209               40,552

Laurence G. Fishkin .........       1999      124,583         --               2,278           226,000                   --
  Senior Vice President,            1998           --         --                  --                --                   --
  Business Development

------------------------

(1) Represents a relocation assistance allowance.

(2) Represents payments received in lieu of health benefits.

(3) Represents the difference between the fair market value and the exercise prices of options granted during the year consistent with the Common Stock and Warrant to Purchase Common Stock Purchase Agreement dated August 27, 1997, among Ask Jeeves, Roger A. Strauch, Daniel H. Miller, David C. Warthen and The Roda Group Venture Development Company, LLC for management services. A description of the agreement is contained in "Certain Transactions."

(4) Represents commissions paid.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth information concerning the grant of stock options to each of the executive officers named in the Summary Compensation Table listed above during the fiscal year ended December 31, 1999.

                                                 INDIVIDUAL GRANTS                          REALIZABLE VALUE AT
                                ----------------------------------------------------        ASSUMED ANNUAL RATES
                                NUMBER OF      % OF TOTAL                                      OF STOCK PRICE
                                SECURITIES      OPTIONS                                       APPRECIATION FOR
                                UNDERLYING     GRANTED TO     EXERCISE                         OPTION TERM(3)
                                 OPTIONS      EMPLOYEES IN    PRICE PER    DATE OF     ------------------------------
                                GRANTED(1)   FISCAL 1999(2)   SHARE(3)    EXPIRATION        5%              10%
                                ----------   --------------   ---------   ----------   -------------   --------------
Robert W. Wrubel..............   163,631             2.6%      $10.00      05/20/09    $  27,520,618   $   43,465,768
                                  11,639             0.2       $10.00      05/20/09        1,960,765        3,096,811
                                   2,000               *       $32.94      09/30/09          280,202          453,948

Edward D. Briscoe III.........   137,438             2.2       $ 0.73      01/19/09       24,024,673       36,633,882
                                 262,562             4.2       $ 0.73      01/20/09       45,896,813       69,985,487
                                   2,600               *       $32.94      09/30/09          364,263          590,133

Frank A. Vaculin..............   293,688             4.7       $ 0.73      01/10/09       51,303,310       78,179,655
                                   6,312             0.1       $ 0.73      01/10/09        1,102,621        1,680,252
                                  11,691             0.2       $10.00      05/20/09        1,969,246        3,109,804
                                  13,309             0.2       $10.00      05/20/09        2,242,101        3,541,151
                                   1,000               *       $32.94      09/30/09          140,101          226,974

David C. Warthen..............    84,821             1.4       $ 3.50      03/07/09       14,691,711       22,671,679
                                  15,179             0.2       $ 3.50      03/07/09        2,629,130        4,057,172
                                   2,000               *       $32.94      09/30/09          280,202          453,948

Laurence G. Fishkin...........   225,000             3.6       $ 0.73      01/17/09       39,341,395       60,004,810
                                   1,000               *       $32.94      09/30/09          140,101          226,974

------------------------

*   Represents less than 0.1%

(1) Options granted during the fiscal year ended December 31, 1999 were granted under either the 1996 Equity Incentive Plan or the 1999 Equity Incentive Plan. These options vest over four years with 25% vesting on the first anniversary of the vesting commencement date of such options and the remainder vesting monthly over the next three years. In the event
    Mr. Wrubel's employment is terminated less than six months before or less than one year after a change of control, all unvested options held by Mr. Wrubel shall vest and become immediately exercisable.

(2) Based on granted options to purchase 6,214,090 shares of common stock during the period from January 1, 1999 to December 31, 1999.

(3) Potential realizable values are computed by multiplying the number of shares of common stock subject to a given option by the closing price of $112.94 per share on December 31, 1999, assuming that the aggregate stock value derived from that calculation compounds at the annual 5% and 10% rate shown in the table for the remainder of the ten-year term of the option and subtracting from that result the aggregate option exercise price. The 5% and 10% assumed annual rates of stock appreciation are mandated by the rules of the SEC and do not reflect our estimate or projection of future stock price growth.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
  VALUES

    The following table sets forth the number of shares acquired and the value realized upon the exercise of stock options during the fiscal year ended December 31, 1999 and the number of shares of common stock subject to exercisable and unexercisable stock options held as of December 31, 1999 by each of the executive officers named in the Summary Compensation Table. Also reported are values of unexercised in-the-money options, which represent the positive spread between the respective exercise prices of outstanding stock options and closing price of $112.94 on December 31, 1999.

                                                                       NUMBER OF SECURITIES
                                                                            UNDERLYING                  VALUE OF UNEXERCISED
                                                                       UNEXERCISED OPTIONS              IN-THE MONEY OPTIONS
                                     NUMBER OF                         AT DECEMBER 31, 1999             AT DECEMBER 31, 1999
                                  SHARES ACQUIRED      VALUE      ------------------------------   ------------------------------
NAME                                IN EXERCISE      REALIZED     EXERCISABLE      UNEXERCISABLE   EXERCISABLE      UNEXERCISABLE
----                              ---------------   -----------   -----------      -------------   -----------      -------------
Robert W. Wrubel................      354,170       $39,799,960      52,456           820,374      $ 5,835,094       $90,539,974
Edward D. Briscoe III...........      400,000       $44,884,960       2,600                --          208,000                --
Frank A. Vaculin................      137,438       $15,422,248       1,000           187,562           80,000        20,814,503
David C. Warthen................           --                --     186,458           100,002       20,973,342        10,943,919
Laurence G. Fishkin.............       56,250       $ 6,311,947       1,000           168,750           80,000        18,935,420

COMPENSATION ARRANGEMENTS

    Mr. Wrubel's employment letter of May 22, 1998 with Ask Jeeves provides for an initial annual base salary of $180,000. Pursuant to the offer letter, Mr. Wrubel received a loan of $75,000 for 90 days with an annual interest rate of 7.5%. The loan was repaid in full in February 1999. In May 1998, Mr. Wrubel was granted an option to purchase 675,000 shares of common stock at an exercise price of $0.46 per share. Pursuant to the offer letter, upon his promotion to Chief Executive Officer in November 1998, Mr. Wrubel received an additional option to purchase 375,000 shares of common stock at an exercise price of $0.73 per share. The options vest over four years; provided however, that in the event Mr. Wrubel's employment is terminated less than six months before or less than one year after a change of control of Ask Jeeves, all unvested options held by Mr. Wrubel shall vest and become immediately exercisable. In addition, Ask Jeeves paid $9,844 in relocation expenses for Mr. Wrubel. On June 1, 1999,
Mr. Wrubel's offer letter was revised to provide that, in the event
Mr. Wrubel's employment is terminated for any reason other than cause, he will receive six months base salary and the equivalent of six months expected bonus, with a total of expected bonus and salary cost not to exceed $200,000.

    Mr. Briscoe's employment offer letter of January 18, 1999 with Ask Jeeves provides for an initial annual base salary of $170,000, approximately $156,000 of which he has elected to defer until February 2000, a bonus of $30,000 payable on January 20, 2000 and a potential performance-based bonus of $100,000 payable on January 20, 2000. Mr. Briscoe was granted an option to purchase 400,000 shares of common stock at an exercise price of $0.73 per share. The option vests over a period of four years with 100,000 shares vesting in January 2000 and 8,333 shares vesting at the end of each month thereafter. The offer letter also provided Mr. Briscoe with the right to purchase 231,032 shares of Series B preferred stock at a price of $4.33 per share in our March 1999 financing which converted into common stock on a one-for-one basis at the initial public offering. Mr. Briscoe also received a relocation allowance of $225,403.
Mr. Briscoe's offer letter was revised on June 1, 1999 to increase his annual base salary to $175,000 and to provide that in the event Mr. Briscoe's employment is terminated without cause he will receive six months base salary and the equivalent of six months expected bonus, with the total payment not to exceed $150,000. In addition, if Mr. Briscoe's employment is terminated due to a change of control of Ask Jeeves, in addition to any accelerated vesting contained in his option agreement, six month of vesting under the option shall become immediately exercisable.

    Mr. Nakao's employment offer letter of April 16, 1999 with Ask Jeeves provides for an initial annual base salary of $175,000. It also provides that, in the event Mr. Nakao's employment is terminated for any reason other than cause, he will receive six months salary. Mr. Nakao was also granted an option to purchase 250,000 shares of common stock at an exercise price of $9.50 per share. The option vests over a period of four years, with 62,500 shares vesting in April 2000 and 5,208 shares vesting at the end of each month thereafter; provided, however, that in the event Mr. Nakao's employment is terminated without cause, (i) prior to April 19, 2000, 100,000 of the shares will become immediately exercisable or (ii) after April 19, 2000, 37,500 of the shares will become immediately exercisable. However, if Mr. Nakao resigns and a transition to a successor Chief Financial Officer approved by the Board has been accomplished, Mr. Nakao will receive the same vesting acceleration as if he was terminated without cause.

    Mr. Fishkin's employment offer letter of January 11, 1999 with Ask Jeeves provides for an initial annual base salary of $130,000 and an initial bonus of $50,000. It also provides that, in the event Mr. Fishkin's employment is terminated due to a change of control of Ask Jeeves, he will receive six months base salary. Mr. Fishkin was also granted an option to purchase 225,000 shares of common stock at an exercise price of $0.73 per share. The option vests over four years, with 56,250 shares vesting in January 2000 and 4,687 shares vesting at the end of each month thereafter; provided, however, that in the event of a change of control, in addition to any acceleration of vesting contained in his option agreement, twelve months of vesting under the options shall become immediately exercisable.

    Mr. Vaculin's employment offer letter of Janaury 5, 1999 with Ask Jeeves provides for an initial annual base salary of $175,000 and quarterly performance-based bonuses based upon achievement of recognized revenues. It also provides that in the event Mr. Vaculin's employment is terminated for any reason other than cause, he will receive six months base salary and the equivalent of six months expected bonus, with a total of expected bonus and salary not to exceed $150,000. Mr. Vaculin was also granted an option to purchase 300,000 shares of common stock at an exercise price of $0.73 per share. The option vests over four years, with 75,000 shares vesting in January 2000 and 6,250 shares vesting at the end of each month thereafter; provided, however, in the event
Mr. Vaculin's employment is terminated due to a change of control of Ask Jeeves, in addition to any acceleration of vesting contained in his option agreement, six months of vesting under the option shall become immediately exercisable.

    Mr. Lichter's employment offer letter of May 19, 1999 with Ask Jeeves provides for an initial annual base salary of $150,000 and an initial annual bonus of $50,000 paid on the first anniversary of his start date. Mr. Lichter was also granted an option to purchase 100,000 shares of common stock at an exercise price of $10.00 per share. The option vests over four years, with 25,000 shares vesting in May 2000 and 2,083 shares vesting at the end of each month thereafter; provided, however, in the event of a change of control of Ask Jeeves, in addition to any vested options, six months of vesting under the option shall become immediately exercisable. The offer letter also provides that, in the event Mr. Lichter's employment is terminated without cause, he will receive six months base salary and, in addition to any vested options, six months of vesting under the options shall become immediately exercisable.

    Mr. Salem's employment offer letter of September 24, 1999 with Ask Jeeves provides for an initial annual base salary of $175,000. Mr. Salem was granted an option to purchase 275,000 shares of common stock at an exercise price of $32.94. The option vests over a forty-eight month period. We have guaranteed a stock option value of $1.2 million after 18 months of employment. The offer letter also provides that, in the event Mr. Salem's employment is terminated due to a change of control of Ask Jeeves, he will receive six months base salary and immediately vest 25% of his stock options and 12.5% of the remaining stock options if terminated after September 24, 2000. Mr. Salem also received a relocation allowance of up to $115,000 and a temporary housing allowance of $5,000 per month until a permanent residence is established. We have provided a loan commitment up to $1.0 million, payable over a four year term at current market rates.

    As described under Item 13, "Certain Relationships and Related Transactions," Mr. Warthen's employment agreement contained in the Common Stock and Warrant to Purchase Common Stock Purchase Agreement dated August 20, 1997 provides for an initial annual base salary of $80,000 and the grant of immediately exercisable non-statutory stock options at an exercise price equal to 25% of the fair market value of the common stock on the date of grant. Pursuant to this provision, we granted Mr. Warthen options to purchase an aggregate of 184,458 shares of common stock at a weighted average exercise price of $0.10 per share. This provision has expired and we will not grant any further options under this provision. To date, Mr. Warthen has not exercised such options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information with respect to beneficial ownership of our common stock as of January 31, 2000 and as adjusted to reflect the sale of common stock in our public offering of common stock on March 14, 2000:

    - each person or entity known by us to beneficially own more than 5% of our outstanding common stock;

    - each of our directors;

    - each of the executive officers listed in the Summary Compensation Table;
      and

    - all of our directors and executive officers as a group.

                                                              NUMBER OF SHARES
                                                                BENEFICIALLY
NAME AND ADDRESS OF BENEFICIAL OWNERS                             OWNED(1)       PERCENTAGE
-------------------------------------                         ----------------   ----------
CPQ Holding, Inc.(2)
  529 Bryant Street,
  Palo Alto CA 94301........................................      2,636,391          7.54%

Entities affiliated with
  Highland Capital Partners, Inc.(3)
  Two International Place,
  Boston, MA 02110..........................................      2,195,037          6.28

Entities affiliated with
  Institutional Venture Partners(4)
  3000 Sand Hill Rd,
  Building Two, Suite 290,
  Menlo Park, CA 94025......................................      1,386,193          3.97

Roda Group Investments Fund I, L.L.C.(5) ...................
  918 Parker Street,
  Berkeley, CA 94710........................................        856,732          2.45

Roger A. Strauch(6).........................................      2,990,550          8.56

A. George (Skip) Battle(7)..................................        161,625             *

Garrett Gruener(8)..........................................      2,713,666          7.77

Daniel H. Miller(9).........................................      2,869,456          8.21

Daniel J. Nova(3)...........................................      2,195,037          6.28

Benjamin M. Rosen(2)........................................      1,343,255          3.84

Geoffrey Y. Yang(4).........................................      1,386,193          3.97

Edward D. Briscoe III(10)...................................        634,964          1.82

Laurence G. Fishkin(12).....................................         70,034             *

Frank A. Vaculin(13)........................................        136,392             *

David C. Warthen(14)........................................      1,019,888          2.91%

Robert W. Wrubel(15)........................................        435,824          1.25

All directors and executive officers as a group
  (16 persons)(16)..........................................     12,484,260         35.70%

------------------------

   * Represents beneficial ownership of less than 1%.

 (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of January 31, 2000 are deemed to be outstanding and to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address for each of the individuals listed in the table is c/o Ask Jeeves, 5858 Horton St., Suite 350, Emeryville, California 94608. Unless otherwise indicated by footnote, the persons named in the table have sole voting and sole investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws. Percentage of beneficial ownership is based on 33,545,777 shares of common stock outstanding as of January 31, 2000 and 34,945,777 shares of common stock outstanding after this offering, including 4,751,878 shares issued in the Direct Hit acquisition and the 1,400,000 shares issued in our public offering on March 14, 2000.

 (2) Benjamin M. Rosen is Chairman of the Board of Compaq Computer Corporation of which CPQ Holdings, Inc. is a wholly-owned subsidiary.

 (3) Highland Capital Partners, Inc. manages Highland Capital Partners IV Limited Partnership (HCP IV) and Highland Entrepreneurs' Fund IV Limited Partnership (HEF IV, and together with HCP IV, the Highland Entities). Includes 2,217,910 shares of common stock owned by HCP IV and 92,413 shares of common stock owned by HEF IV. Daniel J. Nova, a director of Ask Jeeves, is a general partner of the General Partner of the Highland Entities and can be deemed to be a beneficial owner of the shares held by HCP IV and HEF IV as he has shared voting and investment power in connection with his role as general partner.

 (4) Institutional Venture Partners manages Institutional Venture
     Partners VIII, L.P. (IVP) and IVP Institutional Investment Fund, III, LLC (IIF, and together with IVP, the "Institutional Entities"). Includes 1,365,400 shares of common stock owned by IVP and 20,793 shares of common stock owned by IIF. Geoffrey Y. Yang, a director of Ask Jeeves, is a general partner of the Institutional Entities and can be deemed to be a beneficial owner of the shares held by IVP and IIF as he has shared voting and investment power in connection with his role as general partner.

 (5) Roger A. Strauch and Daniel H. Miller are managing members, and Garrett Gruener is a member of Roda Group Investment Fund I, L.L.C.

 (6) Includes 1,967,881 shares held by the Strauch Kulhanjian Family Trust UAD December 3, 1992. Also includes 856,732 shares held by Roda Group Investment Fund I, L.L.C., of which Mr. Strauch is a managing member and as to which he disclaims beneficial ownership except to the extent of his pro rata investment in such shares. Also includes 1,500 shares held by Benno S.M. Kling Educational Trust, Roger A. Strauch, Trustee, 1,500 shares held by Samuel J.M. Kling Educational Trust, Roger A. Strauch, Trustee, 1,500 shares held by Jesse Kling Educational Trust, Roger A. Strauch, Trustee, 1,500 shares held by Rebecca A. Miller Educational Trust, Roger A. Strauch, Trustee, 1,500 shares held by Sarah Miller Educational Trust, Roger A. Strauch, Trustee, 1,500 shares held by Julia F. Dan Educational Trust, Roger A. Strauch, Trustee, 1,500 shares held by Kalden Gonsar Educational Trust, Roger A. Strauch, Trustee, 1,500 shares held by Fletcher Kennamer Educational Trust, Roger A. Strauch, Trustee, 1,500 shares held by Aidan Clements Educational Trust, Roger A. Strauch, Trustee, 15,000 shares held by Cooper Ogden Miller Educational Trust, Roger A. Strauch, Trustee, 45,812 shares held by Roger Strauch as Custodian under CUTMA for Alexander K. Strauch, 45,812 shares held by Roger Strauch as Custodian under CUTMA for Paul K. Strauch and 45,813 shares held by Roger Strauch as Custodian under CUTMA for Nairi S. Strauch as to which Mr. Strauch disclaims beneficial ownership.

 (7) Includes 27,499 shares which are subject to a right of repurchase by Ask Jeeves, 6,847 shares held by A. George Battle Custodian Emily Taylor Battle UTMA IL, 4,847 shares held by A. George Battle TTEE UA Daniel Kurt Webster Battle Trust and 2,500 shares held by Daniel Kurt Webster Battle, as to which Mr. Battle disclaims beneficial ownership.

 (8) Includes 84,182 shares held by the Amy Slater Revocable Trust, Amy Slater, trustee, 7,501 shares issuable to Ms. Slater pursuant to options exercisable within 60 days, 1,000 shares held by Ms. Slater as custodian under CUTMA for Zachary A. Adams, 1,000 shares held by Ms. Slater as custodian under CUTMA for Caleb J. Adams, of which Ms. Slater disclaims beneficial ownership, 856,732 shares held by Roda Group Investment Fund I, L.L.C., 100,000 shares held in the Garrett Gruener Annuity Trust and
     250 shares held by Lindsey Pitman, Garrett Gruener custodian. Amy Slater is the spouse of Mr. Gruener. Mr. Gruener, a director of Ask Jeeves, is a member of Roda Group Investments Fund I, L.L.C and disclaims beneficial ownership of the shares held by such entity. Of the 97,133 shares being sold by Mr. Gruener 4,200 shares are being sold by Amy Slater.

 (9) Includes 1,997,724 shares held by Mr. Miller. Also includes 856,732 shares held by Roda Group Investment Fund I, L.L.C., of which he is a managing member, and as to which Mr. Strauch disclaims beneficial ownership. Also includes 15,000 shares held by Cooper Ogden Miller Educational Trust, Roger
     A. Strauch, Trustee, as to which Mr. Miller disclaims beneficial ownership.

 (10) Includes 300,000 shares subject to a right of repurchase by Ask Jeeves and 2,600 shares issuable pursuant to options exercisable within 60 days.

 (11) Includes 3,125 shares issuable pursuant to options exercisable within 60 days.

 (12) Includes 9,374 shares issuable pursuant to options exercisable within 60 days.

 (13) Includes 62,438 shares subject to a right of repurchase by Ask Jeeves and 1,000 shares issuable pursuant to options exercisable within 60 days.

 (14) Includes 211,458 shares issuable pursuant to options exercisable within 60 days.

 (15) Includes 12,439 shares subject to a right of repurchase by Ask Jeeves and 86,034 shares issuable pursuant to options exercisable within 60 days.

 (16) Includes 532,376 shares subject to a right of repurchase by Ask Jeeves and 324,092 shares issuable pursuant to options exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PREFERRED STOCK FINANCINGS

    In November 1998 and January 1999, we sold an aggregate of 3,709,884 shares of Series A preferred stock at a purchase price of $2.06 per share. In February and March 1999, we sold an aggregate of 5,775,806 shares of Series B preferred stock at a purchase price of $4.33 per share. All of our shares of preferred stock converted to common stock on a one-to-one basis upon the occurrence of our initial public offering in July 1999. The following executive officers, directors, holders of more than 5% of our securities and member of such persons' immediate families purchased shares of Series A preferred stock and Series B preferred stock.

                                                            SHARES OF   SHARES OF
                                                            SERIES A    SERIES B     AGGREGATE
                                                            PREFERRED   PREFERRED    PURCHASE
PURCHASER                                                     STOCK       STOCK        PRICE
---------                                                   ---------   ---------   -----------
EXECUTIVE OFFICERS AND DIRECTORS
Roger A. Strauch..........................................    106,125          --   $   218,618
M. Bruce Nakao............................................      4,847       8,645        47,418
Amy Slater................................................      4,847       8,520        46,877
Daniel H. Miller..........................................    106,125          --       218,618
Garrett Gruener...........................................     92,595      57,758       440,838
Benjamin M. Rosen.........................................    519,544     172,776     1,818,381
George (Skip) Battle......................................         --      13,458        58,273
Edward D. Briscoe III.....................................         --     231,032     1,000,369

5% STOCKHOLDERS
CPQ Holdings, Inc.........................................  2,480,765     344,091   $ 6,600,290
Entities affiliated with
  Highland Capital Partners, Inc..........................         --   2,310,322    10,003,694
  Institutional Venture Partners..........................         --   1,386,193     6,002,216
Leavitt Family Trust......................................         --     128,136       554,829
Roda Group Investment Fund I, LLC.........................         --     856,732     3,709,650

    See the notes to the table on beneficial ownership in "Principal and Selling Stockholders" for information relating to the beneficial ownership of such shares.

INVESTOR RIGHTS AGREEMENT

    In connection with our Series B preferred stock financing, we entered into the Amended and Restated Investor Rights Agreement dated February 24, 1999 with the holders of Series A and Series B preferred stock. The Investor Rights Agreement provided these stockholders rights relating to the registration of their preferred stock with the Securities and Exchange Commission. These rights have been waived as to this offering by the holders of the common stock obtained upon the conversion of the Series A and Series B preferred stock in our initial public offering. The other registration rights survive this offering and terminate no later than three years after the closing date of our initial public offering.

CONSULTING AGREEMENT

    The Consulting Agreement with the Roda Group dated December 14, 1998 provides for cash payments and the grant of non-statutory stock options to purchase 37,500 shares of common stock with an exercise price of $0.73 per share to each of Roger A. Strauch and Daniel H. Miller, which vest monthly over six months. This consulting agreement with the Roda Group was terminated in August 1999.

LOANS TO EXECUTIVE OFFICER

    In May 1998, the board approved a loan to Robert W. Wrubel of $75,000 at an interest rate of 7.5% per annum. The loan was repaid in full in February 1999. In June 1999, the board approved loans to Mr. Wrubel, Frank A. Vaculin and George S. Lichter each in the amount of $200,000, $100,000 and $100,000, respectively, bearing interest of 7.5%. Such notes have a term of one year and are secured by their options to purchase stock granted to each member.

ASSUMPTION OF LEASE OBLIGATIONS

    In January 1999, the Roda Group assigned its leases for office space at 918 Parker Street, Berkeley, California, Suites A-11, A-12, and A-14 to Ask Jeeves, and Ask Jeeves assumed all of the Roda Group's obligations under these leases. In July 1999, Ask Jeeves assigned its leases for this office space to Nightfire Software, Inc. of which Roger A. Strauch is a director and the Roda Group is an investor. Under the terms of the lease assignment our maximum liability is $250,000.

    We believe that the foregoing transactions were on terms no less favorable to us than could be obtained from unaffiliated third parties.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1) Financial Statements

    The Financial Statements required by this item, with the report of independent auditors, are submitted in a separate section beginning on page F-1 of this report.

    (2) Financial Statement Schedules

    The financial statement schedule "Schedule II--Valuation and Qualifying Accounts" is filed as part of this Report and should be read in conjunction with the consolidated financial statements.

    All other schedules for which provisions is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because the information required to be set forth therein is not applicable or is shown in the Financial Statements or notes thereto.

    (3) Exhibits

    The following exhibits are filed herewith or incorporated by reference:

        EXHIBIT                            DESCRIPTION
        -------                            -----------
       3.1*        Certificate of Incorporation of the Registrant.

       3.2*        Bylaws of the Registrant.

       4.1*        Reference is made to Exhibit 3.1.

       4.2*        Specimen Certificate for Registrant's Common Stock.

       4.3*        Warrant to purchase 15,000 shares of Common Stock granted by the Registrant to Antenna Group PR dated as of June 30,
                     1998.

       4.4*        Warrant to purchase 20,000 shares of Common Stock granted by the Registrant to Antenna Group PR dated as of July 31,
                     1998.

       4.5*        Warrant to purchase 8,000 shares of Common Stock granted by the Registrant to Antenna Group PR dated as of May 31,
                     1998.

       4.6*        Warrant to purchase 5,000 shares of Common Stock granted by the Registrant to Soren Jacobsen dated as of March 11,
                     1999.

      10.1*        Amended and Restated 1996 Equity Incentive Plan.

      10.2*        Form of Option Agreement for the Amended and Restated 1996
                     Equity Incentive Plan.

      10.3.1*      1999 Equity Incentive Plan.

      10.3.2*      1999 Equity Incentive Plan, As Amended.

      10.4*        Form of Option Agreement for the 1999 Equity Incentive Plan.

      10.5.1*      1999 Employee Stock Purchase Plan.

      10.5.2*      1999 Employee Stock Purchase Plan, As Amended.

      10.6*        Commercial Office Lease dated as of August 20, 1997, by and between Eat/Work Development, L.P. and the Roda Group
                     Venture Development Company.

      10.7*        Commercial Office Lease dated as of August 14, 1998, by and between Eat/Work Development, L.P. and the Roda
                     Development Company.

      10.8*        Commercial Office Lease dated as of November 15, 1998, by
                     and between Eat/Work Development, L.P. and the Roda
                     Development Company.

        EXHIBIT                            DESCRIPTION
        -------                            -----------
      10.9*        Commercial Office Lease dated as of May 15, 1998, by and
                     between Eat/Work Development, L.P. and the Registrant.

      10.10*       Lease Agreement dated as of January 26, 1999, by and between
                     Parker Associates and the Registrant.

      10.11*       Assignment and Assumption of Standard Commercial Office
                     Lease for Eat/Work Development dated as of January 1,
                     1999, by and between the Roda Group Development Company,
                     L.L.C. and the Registrant (relating to 918 Parker Street,
                     Suite A-14, Berkeley, CA).

      10.12*       License Agreement dated as of October 2, 1998, between the
                     Registrant and Compaq Computer Corporation.

      10.13*       License and Development Agreement dated as of September 30,
                     1999, between the Registrant and Compaq Computer
                     Corporation.

      10.14*       Consulting Services Agreement dated as of December 14, 1998, by and between the Registrant and the Roda Development
                     Group.

      10.15*       Offer letter dated as of April 16, 1999, by and between the
                     Registrant and M. Bruce Nakao.

      10.16*       Offer letter dated as of January 11, 1999, by and between
                     the Registrant and Laurence G. Fishkin.

      10.17.1*     Offer letter dated as of January 18, 1999, by and between
                     the Registrant and Edward D. Briscoe III.

      10.17.2*     Offer Letter dated June 1, 1999, by and between Registrant and Edward D. Briscoe III, as amended.

      10.18*       Offer letter dated as of January 5, 1999, by and between the
                     Registrant and Frank A. Vaculin.

      10.19.1*     Offer letter dated as of May 22, 1998, by and between the
                     Registrant and Robert W. Wrubel.

      10.19.2*     Offer letter dated June 1, 1999, by and between Registrant and Robert W. Wrubel, as amended.

      10.20*       Common Stock and Warrant To Purchase Common Stock Purchase
                     Agreement dated as of August 20, 1997, by and between the
                     Registrant, and each of Daniel H. Miller, Roger A. Strauch and The Roda Group Venture Development Company, LLC.

      10.21*       Common Stock Subscription Agreement, dated as of June 26,
                     1998, by and between the Registrant and certain investors
                     of the Registrant.

      10.22*       Common Stock Subscription Agreement, dated as of August,
                     1998, by and between the Registrant and certain investors
                     of the Registrant.

      10.23*       Series A Preferred Stock Purchase Agreement dated as of
                     November 13, 1998, by and between the Registrant and
                     certain investors of the Registrant.

      10.24*       Series B Preferred Stock Purchase Agreement dated as of
                     February 24, 1999, by and between the Registrant and
                     certain investors of the Registrant.

      10.25*       Asset Purchase Agreement dated as of April 16, 1999, by and between the Registrant and Lumina Decision Systems, Inc.

      10.26*       Form of Indemnity Agreement by and between the Registrant
                     and each of its directors and executive officers.

        EXHIBIT                            DESCRIPTION
        -------                            -----------
      10.27*       Assignment and Assumption of Standard Commercial Office
                     Lease for EAT/Work development dated as of January 1,
                     1999, by and between the Roda Group Development Company,
                     LLC and the Registrant (relating to 918 Parker Street,
                     Suite A-1-1 and A-1-2, Berkeley, CA).

      10.28*       Office Lease dated as of April 29, 1999, by and between
                     Emery Station Associates, L.L.C. and the Registrant.

      10.29*       Offer Letter dated as of May 27, 1999, by and between the
                     Registrant and George S. Lichter.

      10.30*       Master Lease Agreement dated as of June 15, 1999, by and
                     between the Registrant and Comdisco, Inc.

      10.31*       Forms of Promissory Note and Stock Pledge Agreement for
                     loans to executive officers.

      10.32**      Agreement and Plan of Merger and Reorganization dated
                     November 19, 1999, by and between the Registrant, Net
                     Effect Systems, Inc. and Neutral Acquisition Corp.

      10.33****    Agreement and Plan of Merger and Reorganization dated
                     January 25, 2000, by and between the Registrant, Direct
                     Hit Technologies, Inc. and Answer Acquisition Corp.

      10.34***     Offer letter dated September 24, 1999, by and between
                     Registrant and Enrique Salem.

      10.35***     Form of Registration Rights Agreement, between the
                     Registrant and Stockholders of Net Effect Systems, Inc.

      10.36+       Office Lease dated as of February 24, 2000, by and between
                     Oakland City Center LLC and the Registrant.

      23.1         Consent of Ernst & Young LLP, Independent Auditors.

      23.2         Consent of PricewaterhouseCoopers LLP.

      24.1         Power of attorney. Reference is made to Page II-8.

      27.1         Financial Data Schedule.

------------------------

*   Previously filed with Registrant's S-1 Registration Statement, No.
    333-77539.

** Previously filed with Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 18, 1999.

*** Previously filed with Registrant's S-1 Registration Statement, No.
    333-95691.

****Previously filed with Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2000.

+   Previously filed with Registrant's S-1 Registration Statement,
    No. 333-30494.

    (b) Reports on Form 8-K.

        The following Reports on Form 8-K was filed during the quarter ended December 31, 1999: A Report on Form 8-K dated November 14, 1999 pertaining to our acquisition of Net Effect Systems, Inc., as amended January 20, 2000.

    (c) See Exhibits listed under Item 14(a)(3).

    (d) Not applicable. See Item 14(a)(2).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Emeryville, State of California, on March 30, 2000.

                                                       ASK JEEVES, INC.

                                                       By:             /s/ ROBERT W. WRUBEL
                                                            -----------------------------------------
                                                                         Robert W. Wrubel
                                                                     Chief Executive Officer

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below each severally constitutes and appoints, Robert W. Wrubel, Christine M. Davis and Cynthia Pevehouse in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or their substitutes, may lawfully do, or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

                   SIGNATURE                                    TITLE                      DATE
                   ---------                                    -----                      ----
                                                  Chief Executive Officer and
              /s/ ROBERT W. WRUBEL                  Director (PRINCIPAL EXECUTIVE
     --------------------------------------         OFFICER AND PRINCIPAL FINANCIAL   March 30, 2000
                Robert W. Wrubel                    OFFICER)

             /s/ CHRISTINE M. DAVIS               Vice President and Corporate
     --------------------------------------         Controller (PRINCIPAL             March 30, 2000
               Christine M. Davis                   ACCOUNTING OFFICER)

              /s/ ROGER A. STRAUCH
     --------------------------------------       Chairman of the Board of            March 30, 2000
                Roger A. Strauch                    Directors

          /s/ A. GEORGE (SKIP) BATTLE
     --------------------------------------       Director                            March 30, 2000
            A. George (Skip) Battle

              /s/ GARRETT GRUENER
     --------------------------------------       Director                            March 30, 2000
                Garrett Gruener

               /s/ DANIEL J. NOVA
     --------------------------------------       Director                            March 30, 2000
                 Daniel J. Nova

                   SIGNATURE                                    TITLE                      DATE
                   ---------                                    -----                      ----
             /s/ BENJAMIN M. ROSEN
     --------------------------------------       Director                            March 30, 2000
               Benjamin M. Rosen

              /s/ GEOFFREY Y. YANG
     --------------------------------------       Director                            March 30, 2000
                Geoffrey Y. Yang

                                ASK JEEVES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
ASK JEEVES, INC.

Report of Ernst & Young LLP, Independent Auditors...........     F-2

Consolidated Balance Sheets.................................     F-3

Consolidated Statements of Operations.......................     F-4

Consolidated Statements of Stockholders' Equity (Deficit)...     F-5

Consolidated Statements of Cash Flow........................     F-6

Notes to Consolidated Financial Statements..................     F-7

              REPORT OF ERNST AND YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Ask Jeeves, Inc.

    We have audited the accompanying consolidated balance sheets of Ask
Jeeves, Inc. as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also include the financial statement schedule listed in the Table of Contents as Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Net Effect Systems, Inc., a wholly-owned subsidiary, which statements reflect net loss constituting 38% for 1997 and total assets and net loss constituting 31% and 37%, respectively, for 1998 of the related consolidated financial statement totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Net Effect Systems, Inc. is based solely on the report of the other auditors.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ask Jeeves, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations, and its cash flows for each of the three years ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST AND YOUNG LLP

Walnut Creek, CA
January 17, 2000, except for Note 13,
as to which the date is March 13, 2000

                                ASK JEEVES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1998           1999
                                                              -----------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 8,510,851   $ 17,420,387
  Short-term investments....................................           --     34,109,840
  Accounts receivable, net of allowance for doubtful
    accounts of $85,000 at December 31, 1998 and $1,167,709
    at December 31, 1999....................................      293,940      8,458,873
  Prepaid expenses and other current assets.................      109,992      6,414,673
                                                              -----------   ------------
        Total current assets................................    8,914,783     66,403,773
Property and equipment, net.................................      878,930      7,416,002
Other assets................................................      139,698      2,344,314
                                                              -----------   ------------
        Total assets........................................  $ 9,933,411   $ 76,164,089
                                                              ===========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   828,090   $  4,717,223
  Accrued compensation and related expenses.................      253,062      5,049,437
  Accrued marketing expenses................................           --      2,983,010
  Accrued merger costs......................................           --      5,280,119
  Other accrued liabilities.................................      307,810      4,452,662
  Deferred revenue..........................................      179,128      7,346,555
  Current portion of capital lease obligations..............       28,220        817,960
                                                              -----------   ------------
        Total current liabilities...........................    1,596,310     30,646,966
Capital lease obligations, less current portion.............       45,945      2,350,760
Other liabilities...........................................           --      1,315,000
Commitments
Stockholders' equity:
  Convertible preferred stock, $.001 par value; 5,000,000
    shares authorized; 3,810,462 and 0 shares issued and
    outstanding at December 31, 1998 and 1999
    respectively............................................   11,558,482             --
  Common stock, $.001 par value; 150,000,000 shares
    authorized; 11,586,173 and 28,472,883 shares issued and
    outstanding at December 31, 1998 and 1999,
    respectively............................................    4,848,453    107,635,676
  Deferred stock compensation...............................     (476,984)    (5,174,691)
  Accumulated deficit.......................................   (7,638,795)   (60,568,021)
  Accumulated other comprehensive income, net of tax
    effect..................................................           --        (41,601)
                                                              -----------   ------------
        Total stockholders' equity..........................    8,291,156     41,851,363
                                                              -----------   ------------
        Total liabilities and stockholders' equity..........  $ 9,933,411   $ 76,164,089
                                                              ===========   ============

                            See accompanying notes.

                                ASK JEEVES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                            1997         1998           1999
                                                         ----------   -----------   ------------
Revenues:
  Web Properties and Syndication.......................  $       --   $   577,159   $ 14,563,669
  Corporate Services...................................      22,603       223,239      7,463,127
                                                         ----------   -----------   ------------
        Total revenues.................................      22,603       800,398     22,026,796

Cost of revenues:
  Web Properties and Syndication.......................          --       602,716      6,283,640
  Corporate Services...................................          --       796,676      7,800,290
                                                         ----------   -----------   ------------
        Total cost of revenues.........................          --     1,399,392     14,083,930

Gross profit (loss)....................................      22,603      (598,994)     7,942,866
Operating expenses:
  Product development..................................     440,740     1,712,466      8,609,774
  Sales and marketing..................................      94,214     2,301,108     35,304,630
  General and administrative...........................     217,823     2,324,784      8,410,943
  Amortization of deferred stock compensation..........          --        29,010      3,935,518
  Write-off of in-process technology...................          --            --        543,517
  Acquisition costs....................................          --            --      6,045,186
                                                         ----------   -----------   ------------
        Total operating expenses.......................     752,777     6,367,368     62,849,568
                                                         ----------   -----------   ------------

Operating loss.........................................    (730,174)   (6,966,362)   (54,906,702)
Interest income........................................       5,535       165,741      2,164,195
Interest expense.......................................          --        (5,738)      (186,719)
                                                         ----------   -----------   ------------
Net loss...............................................  $ (724,639)  $(6,806,359)  $(52,929,226)
                                                         ==========   ===========   ============
Basic and diluted net loss per share...................  $     (.21)  $      (.74)  $      (2.64)
                                                         ==========   ===========   ============
Weighted average shares outstanding used in computing
  basic and diluted net loss per share.................   3,394,397     9,162,624     20,046,959
                                                         ==========   ===========   ============

                            See accompanying notes.

                                ASK JEEVES, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                           CONVERTIBLE
                                         PREFERRED STOCK              COMMON STOCK            DEFERRED
                                     ------------------------   -------------------------       STOCK       ACCUMULATED
                                       SHARES       AMOUNT        SHARES        AMOUNT      COMPENSATION      DEFICIT
                                     ----------   -----------   ----------   ------------   -------------   ------------
Balances at December 31, 1996......          --   $        --    2,400,000   $    101,578    $        --    $  (107,797)
  Contribution of capital by
    founders.......................          --            --           --         86,536             --             --
  Issuance of preferred stock for
    cash...........................      54,250       220,000           --             --             --             --
  Contribution of services by
    stockholders...................          --            --           --        105,000             --             --
  Issuance of common stock for
    cash...........................          --            --    3,759,109        854,944             --             --
  Issuance of common stock options
    to consultants.................          --            --           --         15,510             --             --
  Compensation charge related to
    grants of common stock
    options........................          --            --           --         16,665             --             --
  Net loss and comprehensive
    loss...........................          --            --           --             --             --       (724,639)
                                     ----------   -----------   ----------   ------------    -----------    ------------
Balances at December 31, 1997......      54,250       220,000    6,159,109      1,180,233             --       (832,436)
  Issuance of preferred stock for
    cash...........................   3,756,212    11,338,482           --             --             --             --
  Issuance of common stock options
    to stockholders in exchange for
    services.......................          --            --           --        300,000             --             --
  Issuance of common stock for
    cash...........................          --            --    5,410,764      2,774,270             --             --
  Issuance of common stock to
    consultants....................          --            --       16,300          7,521             --             --
  Issuance of common stock warrants
    to consultants.................          --            --           --         23,780             --             --
  Compensation charge related to
    grants of common stock stock
    options........................          --            --           --         56,655             --             --
  Deferred stock compensation......          --            --           --        505,994       (505,994)            --
  Amortization of deferred stock
    compensation...................          --            --           --             --         29,010             --
  Net loss and comprehensive
    loss...........................          --            --           --             --             --     (6,806,359)
                                     ----------   -----------   ----------   ------------    -----------    ------------
Balances at December 31, 1998......   3,810,462    11,558,482   11,586,173      4,848,453       (476,984)    (7,638,795)
  Issuance of preferred stock for
    cash...........................   7,070,148    34,423,356           --             --             --             --
  Issuance of preferred stock for
    license fee....................         393        45,000           --             --             --             --
  Issuance of common stock to
    consultants....................          --            --        3,761         99,047             --             --
  Issuance of common stock warrants
    to consultants.................          --            --           --          8,750             --             --
  Issuance of common stock warrants
    in connection with equipment
    lease financings...............          --            --                     157,500             --             --
  Conversion of preferred stock to
    common stock...................  (9,485,690)  (32,535,201)   9,485,690     32,535,201             --             --
  Issuance of common stock for
    cash...........................                        --    5,771,071     47,446,425             --             --
  Conversion of preferred stock to
    common stock upon Net Effect
    acquisition....................  (1,395,313)  (13,491,637)   1,395,313     13,491,637             --             --
  Common stock issued for assets
    acquired.......................                        --      230,875      1,412,438             --             --
  Compensation charge related to
    grants of common stock
    options........................          --            --           --        203,000             --             --
  Issuance of common stock options
    to stockholders in exchange for
    services.......................          --            --           --        510,750       (510,750)            --
  Deferred stock compensation......          --            --           --      6,922,475     (8,122,475)            --
  Amortization of deferred stock
    compensation...................          --            --           --             --      3,935,518             --
  Unrealized losses on
    investments....................          --            --           --             --             --             --
  Net loss.........................          --            --           --             --             --    (52,929,226)
                                     ----------   -----------   ----------   ------------    -----------    ------------
Balances at December 31, 1999......          --   $        --   28,472,883   $107,635,676    $(5,174,691)   $(60,568,021)
                                     ==========   ===========   ==========   ============    ===========    ============

                                                See accompanying notes.

                                      ACCUMULATED         TOTAL
                                         OTHER        STOCKHOLDERS'
                                     COMPREHENSIVE       EQUITY
                                         INCOME         (DEFICIT)
                                     --------------   -------------
Balances at December 31, 1996......     $     --      $     (6,219)
  Contribution of capital by
    founders.......................           --            86,536
  Issuance of preferred stock for
    cash...........................           --           220,000
  Contribution of services by
    stockholders...................           --           105,000
  Issuance of common stock for
    cash...........................           --           854,944
  Issuance of common stock options
    to consultants.................           --            15,510
  Compensation charge related to
    grants of common stock
    options........................           --            16,665
  Net loss and comprehensive
    loss...........................           --          (724,639)
                                        --------      ------------
Balances at December 31, 1997......           --           567,797
  Issuance of preferred stock for
    cash...........................           --        11,338,482
  Issuance of common stock options
    to stockholders in exchange for
    services.......................           --           300,000
  Issuance of common stock for
    cash...........................           --         2,774,270
  Issuance of common stock to
    consultants....................           --             7,521
  Issuance of common stock warrants
    to consultants.................           --            23,780
  Compensation charge related to
    grants of common stock stock
    options........................           --            56,655
  Deferred stock compensation......           --                --
  Amortization of deferred stock
    compensation...................           --            29,010
  Net loss and comprehensive
    loss...........................           --        (6,806,359)
                                        --------      ------------
Balances at December 31, 1998......           --         8,291,156
  Issuance of preferred stock for
    cash...........................           --        34,423,356
  Issuance of preferred stock for
    license fee....................           --            45,000
  Issuance of common stock to
    consultants....................           --            99,047
  Issuance of common stock warrants
    to consultants.................           --             8,750
  Issuance of common stock warrants
    in connection with equipment
    lease financings...............           --           157,500
  Conversion of preferred stock to
    common stock...................           --                --
  Issuance of common stock for
    cash...........................           --        47,446,425
  Conversion of preferred stock to
    common stock upon Net Effect
    acquisition....................           --                --
  Common stock issued for assets
    acquired.......................           --         1,412,438
  Compensation charge related to
    grants of common stock
    options........................           --           203,000
  Issuance of common stock options
    to stockholders in exchange for
    services.......................           --                --
  Deferred stock compensation......           --        (1,200,000)
  Amortization of deferred stock
    compensation...................           --         3,935,518
  Unrealized losses on
    investments....................      (41,601)          (41,601)
  Net loss.........................           --       (52,929,226)
                                        --------      ------------
Balances at December 31, 1999......     $(41,601)     $ 41,851,363
                                        ========      ============
                                        See accompanying notes.

                                ASK JEEVES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1997         1998           1999
                                                              ----------   -----------   ------------
OPERATING ACTIVITIES
Net loss....................................................  $ (724,639)  $(6,806,359)  $(52,929,226)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................       4,098       114,787      1,271,494
  Loss on disposal of assets................................          --            --        126,615
  Issuance of common stock options to consultants...........      15,510            --             --
  Issuance of common stock to consultants...................          --         7,521         99,047
  Issuance of common stock warrants to consultants..........          --        23,780          8,750
  Issuance of preferred stock for license fee...............          --            --         45,000
  Contribution of services by stockholders..................     105,000       300,000             --
  Compensation charge related to grants of common stock
    options.................................................      16,665        56,655        203,000
  Amortization of deferred stock compensation...............          --        29,010      3,935,518
  Amortization of intangibles...............................          --            --        340,196
  Write-off of in-process technology........................          --            --        543,517
  Changes in operating assets and liabilities:
    Accounts receivable.....................................     (24,698)     (269,242)    (8,164,933)
    Prepaid expenses and other current assets...............      (3,500)     (106,492)    (6,147,181)
    Accounts payable........................................          --       828,090      3,889,133
    Accrued compensation and related expenses...............      27,446       219,397      4,796,375
    Accrued marketing expenses..............................          --            --      2,983,010
    Accrued merger costs....................................          --            --      5,280,119
    Other accrued liabilities...............................      64,193       243,617      4,144,852
    Deferred revenue........................................      13,000       166,128      7,167,427
    Other liabilities.......................................          --            --        115,000
                                                              ----------   -----------   ------------
Net cash used in operating activities.......................    (506,925)   (5,193,108)   (32,292,287)

INVESTING ACTIVITIES
Purchases of property and equipment.........................     (71,079)     (952,192)    (6,261,768)
Sale of property and equipment..............................          --       114,632         16,612
Purchases of investments....................................          --            --    (34,151,441)
Purchase of other assets....................................          --      (139,698)    (1,675,891)
                                                              ----------   -----------   ------------
Net cash used in investing activities.......................     (71,079)     (977,258)   (42,072,488)

FINANCING ACTIVITIES
Issuance of common stock....................................     854,944     2,774,270     47,446,425
Issuance of preferred stock.................................     220,000    11,338,482     34,423,356
Contribution of capital by founders.........................      86,536            --             --
Proceeds from sale-leaseback transaction....................          --            --      1,808,810
Repayment of capital lease obligations......................          --       (15,011)      (404,280)
                                                              ----------   -----------   ------------
Net cash provided by financing activities...................   1,161,480    14,097,741     83,274,311
                                                              ----------   -----------   ------------
Increase in cash and cash equivalents.......................     583,476     7,927,375      8,909,536
Cash and cash equivalents at beginning of period............          --       583,476      8,510,851
                                                              ----------   -----------   ------------
Cash and cash equivalents at end of period..................  $  583,476   $ 8,510,851   $ 17,420,387
                                                              ==========   ===========   ============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES
  Capital lease obligations incurred........................  $       --   $    89,176   $  1,690,025
                                                              ==========   ===========   ============
  Common stock issued for assets acquired...................  $       --   $        --   $  1,412,438
                                                              ==========   ===========   ============
  Common stock warrants issued in connection with equipment
    lease financings........................................  $       --   $        --   $    157,500
                                                              ==========   ===========   ============
  Deferred stock compensation in connection with employment
    guarantee...............................................  $       --   $        --   $  1,200,000
                                                              ==========   ===========   ============
  Deferred stock compensation in connection with common
    stock options issued to stockholders in exchange for
    services................................................  $       --   $        --   $    510,750
                                                              ==========   ===========   ============
  Interest paid.............................................  $       --   $     5,738   $    121,094
                                                              ==========   ===========   ============

                            See accompanying notes.

                                ASK JEEVES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

    Ask Jeeves, Inc. ("Ask Jeeves" or the "Company") provides online personal service infrastructure for companies seeking to target, acquire, convert and retain customers online. The online personal service infrastructure allows companies to connect users to information through automated search, natural language question answering, decision advisory support and interaction with live customer care representatives. The Company was incorporated in California in June 1996 and reincorporated in Delaware in June 1999. The Company was in the development stage prior to 1998.

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

INITIAL PUBLIC OFFERING

    On June 30, 1999, the Company completed an initial public offering of 3,450,000 shares of common stock at a purchase price of $14.00 per share. Net proceeds to the Company aggregated approximately $43.0 million. In connection with the offering, all of the preferred stock outstanding automatically converted into 9,485,690 shares of common stock. The Company's Board of Directors and stockholders also approved an amendment to the Company's Articles of Incorporation to increase the total number of shares which the Company is authorized to issue to 155,000,000 shares, of which 150,000,000 is common stock and 5,000,000 is preferred stock.

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

CASH AND CASH EQUIVALENTS

    The Company considers all cash and highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. Substantially all of the Company's cash and cash equivalents are custodied with three major domestic financial institutions.

CONCENTRATIONS OF CREDIT RISK AND CREDIT RISK EVALUATIONS

    Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. Cash and cash equivalents consist principally of demand deposit and money market accounts, commercial paper and debt securities of domestic municipalities with strong credit ratings. Investments consist primarily of debt securities of domestic municipalities and corporations with strong credit ratings. Cash and cash equivalents and investments are held with various domestic financial institutions with high credit standing. The Company has not experienced any significant losses on its cash and cash equivalents or investments. The Company conducts business with companies in various industries primarily in the United States. The Company

                                ASK JEEVES, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential credit issues, and such losses to date have been within management's expectations.

PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost and depreciated using the straight-line method over one to five years. Leasehold improvements are amortized over the shorter of the useful life or the remaining lease term.

COMPUTER SOFTWARE

    The Company accounts for software developed or obtained for internal use in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires that entities capitalize certain costs related to internal use software once certain criteria have been met.

SOFTWARE DEVELOPMENT COSTS

    Development costs related to software incorporated in the Company's products incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. To date, costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to product development expense in the accompanying statements of operations.

REVENUE RECOGNITION

    The Company currently offers its services through its two business groups:
(1) Web Properties and Syndication and (2) Corporate Services. The Web Properties and Syndication Group allows users to obtain answers to the most frequently asked questions online. Corporate Services help companies convert shoppers to buyers, reduce support costs, and improve customer retention.

    Revenues from Web Properties and Syndication consist primarily of three components: (1) advertising revenues; (2) syndication fees; and (3) electronic commerce transaction fees. Advertising revenues are derived from short-term advertising contracts. Under these contracts, the Company delivers impressions (key word, category, run-of-site, and home page banners) to users over a specified period of time for a fixed fee. Advertising rates, measured on a cost-per-thousand impressions ("CPMs") basis, are dependent on whether the impressions are for general rotation throughout the Company's web sites or for targeted audiences and properties within specific areas of Ask.com and DirectHit.com such as the computer, entertainment, family, health, money, shopping and travel channels. The Company recognizes revenues based upon actual impressions delivered. Web Properties and Syndication also include syndication of the Company's knowledge base for the purpose of enhancing Internet-wide searching to various search engine companies. Revenues for these syndication arrangements are recognized ratably over the contractual term, generally twelve months. Electronic commerce transaction fees are derived from short-term electronic commerce merchant contracts, generally over a three-to-six month period. Revenues are generated and recognized on a cost-per-click ("CPC") basis based on pre-determined rates established by the Company.

                                ASK JEEVES, INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Revenues from Corporate Services consist of two components: knowledge base customization and maintenance and information service fees. The Company recognizes knowledge base customization, maintenance and information service fees ratably over the contractual term, generally twelve to fifteen months. Payments received prior to delivering the knowledge base or providing maintenance and information services are recorded as deferred revenue and recognized ratably over the contractual term.

SIGNIFICANT CUSTOMERS

    For the year ended December 31, 1999, no customer accounted for more than ten percent of total revenues. For the year ended December 31, 1998, two customers each accounted for 10% of total revenues.

ACCOUNTING FOR STOCK-BASED COMPENSATION

    The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 ("APB 25") and makes the pro forma disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"
("FAS 123").

ADVERTISING COSTS

    The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 1997, 1998 and 1999 was $12,512, $1,091,591 and $23,823,509, respectively.

INCOME TAXES

    The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

NET LOSS PER SHARE

    Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities have been excluded from the computation as their effect is antidilutive.

                                ASK JEEVES, INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The calculation of basic and diluted net loss per share is as follows:

                                                 YEAR ENDED DECEMBER 31,
                                         ---------------------------------------
                                            1997         1998           1999
                                         ----------   -----------   ------------
Net loss...............................  $ (724,639)  $(6,806,359)  $(52,929,226)
                                         ==========   ===========   ============
Weighted average shares outstanding
  used in computing basic and diluted
  net per loss share...................   3,394,397     9,162,624     20,046,959
                                         ==========   ===========   ============
Basic and diluted net loss per share...  $     (.21)  $      (.74)  $      (2.64)
                                         ==========   ===========   ============

    If the Company had reported net income, the calculation of historical diluted earnings per share would have included an additional 570,629, 893,352 and 4,450,618 common equivalent shares related to the outstanding stock options and warrants not included above (determined using the treasury stock method) for the years ended December 31, 1997, 1998 and 1999, respectively. For the years ended December 31, 1997, 1998 and 1999, a total of 383,387, 398,007 and 143,926 common equivalent shares related to outstanding stock options and warrants (determined using the treasury stock method) have been excluded from the calculation of historical diluted earnings per share as their respective exercise prices were more than the average market value for the respective periods.

BUSINESS SEGMENTS

    The Company has adopted Statement of Financial Accounting Standards
No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") which establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. For management purposes, the Company is divided into two business groups, the Web Properties and Syndication Group and the Corporate Services Group. Each of these groups has a vice president who reports directly to the Chief Executive Officer ("CEO"), who is the Chief Operating Decision Maker as defined by FAS 131. The Company's management relies on an internal management accounting system. Results of operations for these business groups, which are provided to the CEO, include revenues, cost of revenues, gross profit (loss) and sales and marketing expense information as provided below in accordance with FAS 131. The Company's management makes financial decisions and allocates resources based on the

                                ASK JEEVES, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) information it receives from this internal system. Summarized financial information by segment for 1997, 1998, and 1999, as taken from the internal management information system is as follows:

                                                   YEAR ENDED DECEMBER 31,
                                             -----------------------------------
                                               1997        1998         1999
                                             --------   ----------   -----------
                                                         (UNAUDITED)
WEB PROPERTIES AND SYNDICATION:
Revenues...................................  $    --    $  577,159   $14,563,669
Cost of revenues...........................       --       602,716     6,283,640
                                             -------    ----------   -----------
Gross profit (loss)........................  $    --    $  (25,557)  $ 8,280,029
                                             -------    ----------   -----------
Sales and marketing expense................  $17,509    $1,601,346   $25,671,057
                                             =======    ==========   ===========

CORPORATE SERVICES:
Revenues...................................  $22,603    $  223,239   $ 7,463,127
Cost of revenues...........................       --       796,676     7,800,290
                                             -------    ----------   -----------
Gross profit (loss)........................  $22,603    $ (573,437)  $  (337,163)
                                             =======    ==========   ===========
Sales and marketing expense................  $76,705    $  699,762   $ 9,633,573
                                             =======    ==========   ===========

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities.
FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company will be required to adopt FAS 133 effective January 1, 2001. Management of the Company does not believe the adoption of this statement will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

RECLASSIFICATIONS

    Certain prior year balances have been restated to conform to current year presentation.

2.  BUSINESS COMBINATIONS

PURCHASE COMBINATIONS

    During the year ended December 31, 1999 the Company made the business and technology acquisitions described in the paragraphs that follow, each of which has been accounted for as a purchase. The consolidated financial statements include the operating results of each business from the date of acquisition.

    PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT. The amounts allocated to purchased research and development were determined through established valuation techniques in the high technology Internet industry and were expensed upon acquisition, because technological feasibility had not been established

                                ASK JEEVES, INC.

2.  BUSINESS COMBINATIONS (CONTINUED)
and no future alternative uses existed. The values assigned to purchased in-process technology were determined by identifying the on-going research projects for which technological feasibility had not been achieved and assessing the state of completion of the research and development effort. The state of completion was determined by estimating the costs and time incurred to date relative to those costs and time to be incurred to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows only from the percentage of research and development efforts complete at the date of acquisition, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology projects.

    PURCHASED TECHNOLOGY. To determine the values of purchased technology, the expected future cash flows of the existing developed technologies were discounted taking into account the characteristics and applications of the product, the size of existing markets, growth rates of existing and future markets as well as an evaluation of past and anticipated product lifecycles.

    ACQUIRED WORKFORCE. To determine the values of the acquired workforce, employees were identified who would require significant cost to replace and train. Then each employee's partially burdened cost (salary, benefits, facilities), the cost to train the employee, and the recruiting costs (locating, interviewing, and hiring) were estimated. These costs were then aggregated and tax-affected to estimate the value of the assembled workforce.

    Amounts allocated to purchased technology, goodwill and other intangible assets for the business acquisitions that follow are being amortized on a straight-line basis over periods of three to four years.

LUMINA DECISION SYSTEMS, INC.

    In April 1999, the Company purchased certain technology and computer equipment from Lumina Decision Systems, Inc. ("Lumina") for total consideration of approximately $1.5 million, consisting of $700,000 in cash, 225,000 shares of common stock with a value of $787,500, and approximately $50,000 in acquisition costs. Approximately 107,500 shares have been placed in escrow subject to a right of repurchase by the Company based upon the continued employment of certain Lumina employees. The right of repurchase lapses 25% after one year and ratably thereafter over a 48 month period. This technology acquisition gives the Company the ability to offer to its corporate customers a solution that provides shopping advisory services on the Internet for their customers. The purchase consideration of the acquired assets were allocated based on fair values as follows:

Purchased in-process research and development charged to
  operations in the quarter ended June 30, 1999.............  $  360,697
Purchased technology........................................   1,059,333
Goodwill....................................................     117,470
                                                              ----------
Total purchase consideration................................  $1,537,500
                                                              ==========

EXCELLERATE, LLC

    In November 1999, the Company purchased certain technology and computer equipment from Excellerate, LLC ("Excellerate") for total consideration of approximately $1.3 million, consisting of

                                ASK JEEVES, INC.

2.  BUSINESS COMBINATIONS (CONTINUED)
$625,000 in cash, 5,875 shares of common stock with a value of $624,938, and approximately $20,000 in acquisition costs. 588 shares are held in escrow and will be released in one year upon the expiration of certain indemnification obligations. This technology was acquired for the purpose of enhancing the Company's existing search navigation capabilities. The purchase consideration of the acquired assets were allocated based on fair values as follows:

Purchased in-process research and development charged to
  operations in the quarter ended December 31, 1999.........  $  182,820
Equipment...................................................      40,000
Purchased technology and other..............................   1,047,118
                                                              ----------
Total purchase consideration................................  $1,269,938
                                                              ==========

POOLING OF INTERESTS COMBINATION

    In November 1999, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Net Effect Systems, Inc. ("Net Effect") in a stock-for-stock transaction which was accounted for as a pooling of interests. Pursuant to the Agreement, all outstanding shares of Net Effect were converted into 1,631,863 shares of the Company's common stock, and options to purchase Net Effect common stock were converted into options to purchase 497,353 shares of the Company's common stock.

    As the merger was accounted for as a pooling of interests in 1999, all prior periods have been restated. Restated financial statements of the Company combine the December 31, 1997, 1998 and 1999, results of the Company with the respective results of Net Effect. No adjustments have been necessary to conform accounting policies of the entities. There were no intercompany transactions requiring elimination in any period presented.

    The following table shows the historical results of the Company and Net Effect for the periods prior to the consummation of the merger of the two entities:

                                        YEAR ENDED DECEMBER 31,      NINE MONTHS
                                        -----------------------         ENDED
                                          1997         1998       SEPTEMBER 30, 1999
                                        ---------   -----------   ------------------
                                                                     (UNAUDITED)
Revenues:
  Ask Jeeves..........................  $     --    $  592,659        $10,301,445
  Net Effect..........................    22,603       207,739            823,407
                                        --------    ----------        -----------
  Total...............................  $ 22,603    $  800,398        $11,124,852
                                        ========    ==========        ===========
Net loss:
  Ask Jeeves..........................  $447,777    $4,261,625        $24,178,747
  Net Effect..........................   276,862     2,544,734          5,007,081
                                        --------    ----------        -----------
  Total...............................  $724,639    $6,806,359        $29,185,828
                                        ========    ==========        ===========

                                ASK JEEVES, INC.

2.  BUSINESS COMBINATIONS (CONTINUED)
JOINT VENTURE

    In December 1999, the Company, through its wholly-owned subsidiary, Ask Jeeves (Jersey) Limited ("AJ Jersey"), entered into a joint venture to create a new partnership, the Ask Jeeves U.K. Partnership (the "Partnership") with Carlton & Granada Internet Limited ("CGCo"), a joint venture between Carlton Communications Plc. ("Carlton") and Granada Media Group Limited ("Granada"), the two largest commercial television companies in the United Kingdom. The Company contributed a license to substantially all of its intellectual property, having a zero accounting basis. CGCo will contribute $62.5 million in cash and advertising to fund the development and promotion of a Web site, which is expected to be fully-operational by the end of Q1 2000. The Company will account for its investment in the Partnership under the equity method of accounting. The Company has a zero basis in the Partnership for accounting purposes and therefore will not recognize any of the Partnership's losses. In the event that additional cash may be needed by the Partnership, the Company is prepared to abandon its investments.

3.  INVESTMENTS

    At December 31, 1999, all of the Company's investments were classified as available for sale. Investments with a maturity date of less than one year from the balance sheet date are classified short-term and are carried at fair value, based on quoted market prices. Management determines the appropriate classification of investments at the time of purchase and reevaluates such designation at the end of each period. The amortized cost of short-term investments at December 31, 1997 and 1998, approximated fair value and the amount of unrealized gains or losses was not significant. Unrealized gains and losses on these investments as of December 31, 1999, are included as a separate component of stockholders' equity, net of any related tax effect. The amount of realized gains or losses for the years ended December 31, 1997, 1998 and 1999, was not significant.

    The following tables summarize the Company's investments:

                                                                 GROSS        GROSS
                                                 AMORTIZED     UNREALIZED   UNREALIZED
DECEMBER 31, 1999                                   COST         GAINS        LOSSES      FAIR VALUE
-----------------                               ------------   ----------   ----------   ------------
Bank deposits.................................  $  5,314,234    $    --      $     --    $  5,314,234
Money market funds............................       248,985         --            --         248,985
Commercial paper..............................    13,685,051      1,086        (7,239)     13,678,898
Municipal bonds...............................     2,000,000         --            --       2,000,000
State notes...................................     2,000,000         --            --       2,000,000
US Government notes...........................    11,986,841         --        (7,991)     11,978,850
Corporate notes...............................    13,720,716         --       (27,457)     13,693,259
Equity securities.............................     2,616,001         --            --       2,616,001
                                                ------------    -------      --------    ------------
Total available for sale securities...........    51,571,828      1,086       (42,687)     51,530,227
Less amounts classified as cash and cash
  equivalents.................................   (17,419,301)    (1,086)           --     (17,420,387)
                                                ------------    -------      --------    ------------
Total short-term investments..................  $ 34,152,527    $    --      $(42,687)   $ 34,109,840
                                                ============    =======      ========    ============

    At December 31, 1999, all of the Company's debt investments mature within one year.

                                ASK JEEVES, INC.

4.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                         1998         1999
                                                       ---------   -----------
Equipment............................................  $ 844,398   $ 7,071,172
Furniture and fixtures...............................     43,289     1,172,121
Leasehold improvements...............................    110,128       525,952
                                                       ---------   -----------
                                                         997,815     8,769,245
Less accumulated depreciation and amortization.......   (118,885)   (1,353,243)
                                                       ---------   -----------
Property and equipment, net..........................  $ 878,930   $ 7,416,002
                                                       =========   ===========

    Cost related to assets under capital lease obligations at December 31, 1998 and 1999 were $89,176 and $3,498,835, respectively. Accumulated amortization related to assets under capital lease obligations at December 31, 1998 and 1999 were $16,801 and $542,780, respectively.

5.  LEASE COMMITMENTS

    In June 1999, the Company entered into a leasing agreement with an equipment leasing company to finance equipment and software purchases of up to a maximum of $3.5 million, including the sale-leaseback of certain assets previously purchased by the Company. As of December 31, 1999, the Company has utilized the total lease financing line. Lease payments are due on a monthly basis under lease terms which range from 30 to 48 months and bear interest at a rate of 8.3% per annum. In connection with the leasing agreement, the Company issued a warrant to purchase 11,250 shares of common stock.

    The Company has entered into operating and capital leases for certain office space and equipment which contain certain renewal options. Capital lease obligations for equipment represent the present value of future lease payments under the agreements. The Company has options to purchase the leased assets at the end of the lease terms.

    The future minimum lease payments under all non-cancellable leases with terms in excess of one year are as follows:

                                                              CAPITAL LEASES   OPERATING LEASES
                                                              --------------   ----------------
Years ending December 31:
2000........................................................    $1,041,643       $ 2,464,857
2001........................................................     1,041,643         2,469,344
2002........................................................       977,195         2,427,651
2003........................................................       589,048         2,426,914
2004........................................................            --         2,313,899
Thereafter..................................................            --           164,349
                                                                ----------       -----------
Total minimum lease payments................................     3,649,529       $12,267,014
                                                                                 ===========
Less interest...............................................       480,809
                                                                ----------
Present value of minimum lease payments.....................     3,168,720
Less current portion of capital lease obligations...........      (817,960)
                                                                ----------
Capital lease obligations, less current portion.............    $2,350,760
                                                                ==========

Rent expense was $10,206, $128,031 and $1,498,731 for the years ended December 31, 1997, 1998 and 1999, respectively.

                                ASK JEEVES, INC.

6.  LINE OF CREDIT

    As a result of the acquisition of Net Effect, the Company assumed a $1.0 million credit agreement with a financial institution, which matures in May 2000. Borrowings on the line accrue interest at the rate of prime plus 0.25% per annum and are secured by the general assets of the Company. As of December 31, 1999, there were no amounts outstanding under the line of credit.

7.  INCOME TAXES

    There has been no provision for U.S. federal or state income taxes for any period as the Company has incurred operating losses in all periods and for all jurisdictions.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                           DECEMBER 31,
                                                    --------------------------
                                                       1998           1999
                                                    -----------   ------------
Net operating loss carryforwards..................  $ 1,137,723   $ 12,684,492
Capitalized research and development costs........      478,751        716,680
Accrued expenses..................................      352,638      4,878,596
Other.............................................       25,950        386,515
                                                    -----------   ------------
Total deferred tax assets.........................  $ 1,995,062   $ 18,666,283
Valuation allowance...............................  $(1,995,062)  $(18,666,283)
                                                    -----------   ------------
Net deferred tax assets...........................  $        --   $         --
                                                    ===========   ============

    A valuation allowance has been established and, accordingly, no benefit has been recognized for the Company's net operating losses and other deferred tax assets. The net valuation allowance increased by $1,884,000 and $16,671,000 during the years ended December 31, 1998 and 1999, respectively. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company's history of net losses since its inception and expected near-term future losses. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results.

    At December 31, 1998 and 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $2,848,000 and $33,894,000 which expire in the years 2012 through 2019. The Company also had net operating loss carryforwards for state income tax purposes of approximately $19,344,000 expiring in the year 2004.

    Utilization of the Company's net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

                                ASK JEEVES, INC.

8.  STOCKHOLDERS' EQUITY

STOCK SPLIT

    On April 16, 1999, the Company's Board of Directors approved a 1 for 2 reverse stock split of all issued and outstanding common and preferred stock. All common and preferred share and per share amounts in the accompanying consolidated financial statements have been adjusted to reflect the stock split.

STOCK COMPENSATION

    The Company granted options to purchase 70,500 shares of common stock to consultants at an exercise price of $.01 in September 1997. These options were granted in exchange for consulting services provided. The Company valued these options using the Black Scholes valuation model. Amounts recorded totaling $15,510 were charged to operations over the consulting period, which concluded in 1997.

    The Company recorded compensation charges of $16,665, $56,655, and $203,000 during the years ended December 31, 1997, 1998 and 1999, respectively, for the difference between the exercise price and the deemed fair value of certain stock options granted by the Company. These amounts were expensed immediately as the options vested at the grant date.

    In 1997 and 1998, the Company granted 380,000 and 931,000 stock options to purchase common stock to a consultant and an employee who became a consultant in October 1999, respectively. The Company determined the charge related to the stock options to be immaterial in 1997 and 1998. In 1999, the Company recorded deferred stock compensation of $4,702,275 relating to these options. This amount is being amortized by charges to operations on a graded vesting method over the vesting periods of the individual stock options. Such amortization amounted to $1,569,522 in the year ended December 31, 1999.

    In 1998, the Company issued 16,300 shares of common stock to an independent contractor for services performed. The Company imputed a value for the services of $13,221, of which $5,700 was paid in cash, and $7,521 was allocated to the shares issued. In 1999, the Company issued 3,761 shares of common stock to an independent contractor for services performed. The Company imputed a value for the services of $99,047, which was allocated to the shares issued.

    From August 1997 through December 1999, certain members of the Company's Board of Directors who served in management positions during this period received cash and common stock options for services performed. The Company recorded charges to operations in 1997 and 1998 of $105,000 and $300,000, respectively for the monthly grants of options. In January 1999, the Directors received a grant of 150,000 options which vested monthly through June 1999. In connection with the grant, the Company recorded deferred compensation of $510,750 all of which was charged to operations in the year ended December 31, 1999.

    The Company recorded deferred stock compensation of $505,994 and $2,220,200, during the years ended December 31, 1998 and 1999, respectively, representing the difference between the exercise price and the deemed fair value of certain of the Company's stock options granted to employees. These amounts are being amortized by charges to operations on a graded vesting method over the vesting periods of the individual stock options. Such amortization amounted to $29,010 and $1,521,124 for the years ended December 31, 1998 and 1999, respectively.

    Also in 1999, in conjunction with an employment contract with an executive, the Company guaranteed $1,200,000 in cash or stock to be paid to the executive after 36 months of employment. This amount has

                                ASK JEEVES, INC.

8.  STOCKHOLDERS' EQUITY (CONTINUED)
been recorded as deferred stock compensation and is being amortized by charges to operations using a graded vesting method over the 36-month life of the guarantee. Such amortization amounted to $334,122 for the year ended
December 31, 1999.

WARRANTS

    During 1998, outstanding warrants to purchase 1,137,672 shares of common stock at a per share exercise price of $.24 were exercised and the Company received cash proceeds of $262,500.

    During 1998, the Company issued warrants exercisable into 39,000 shares of common stock to various contractors for services performed. The warrants are exercisable at any time into shares of common stock at per share exercise prices ranging from $.53 to $.73. The warrants expire on various dates between May and December 2003. The Company determined the fair value of the warrants to be $23,780 using the Black Scholes valuation model and recorded a charge to operations over the consulting period, which concluded in 1998. These warrants were exercised in April and December 1999 for aggregate proceeds of $24,089.

    In March 1999, the Company issued warrants exercisable into 2,500 shares of common stock to a consultant. The warrants are immediately exercisable into shares of common stock at a per share exercise price of $4.33. The warrant expires in March 2004. The Company determined the fair value of the warrants to be $8,750 using the Black Scholes valuation model and recorded a charge to operations over the consulting period, which concluded in 1999.

    In June 1999, the Company issued warrants exercisable into 11,250 shares of common stock to an equipment leasing company in connection with an equipment financing line of $3.5 million. The warrants are immediately exercisable into shares of common stock at a per share exercise price of $14.00. The warrants expire in June 30, 2004. The Company determined the fair value of the warrants to be $157,500 using the Black Scholes valuation model, which is being amortized over 12 months to interest expense on a straight line basis. Interest expense relating to these warrants was $65,625 in 1999.

SHARES RESERVED FOR FUTURE ISSUANCE

    At December 31, 1999, the Company has reserved shares of capital stock for future issuance as follows:

Stock options outstanding...................................  6,505,149
Stock options available for grant...........................  1,996,661
Warrants to purchase common stock...........................     13,750
Employee stock purchase plan................................    400,000
                                                              ---------
                                                              8,915,560
                                                              =========

                                ASK JEEVES, INC.

9.  COMPREHENSIVE INCOME

    The components of comprehensive income are as follows:

                                                            1997         1998           1999
                                                          ---------   -----------   ------------
Net loss................................................  $(724,639)  $(6,806,359)  $(52,929,226)
Other comprehensive loss:
  Change in unrealized loss on investments, net of tax
    benefit of none.....................................         --            --        (41,601)
                                                          ---------   -----------   ------------
    Total comprehensive loss............................  $(724,639)  $(6,806,359)  $(52,970,827)
                                                          =========   ===========   ============

10.  EMPLOYEE BENEFIT PLANS

DEFINED CONTRIBUTION PLAN

    Effective January 1, 1999, the Company adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. The Company does not match contributions by plan participants.

1999 EMPLOYEE STOCK PURCHASE PLAN

    In May 1999, the Company adopted, as amended, the 1999 Employee Stock Purchase Plan. The Company has reserved a total of 400,000 shares of common stock for issuance under the plan. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable one year offering period or the last day of the applicable six month purchase period.

STOCK OPTION PLANS

1996 EQUITY INCENTIVE PLAN

    Under the Company's 1996 Equity Incentive Plan ("1996 Plan"), as amended, 5,973,372 shares of common stock are reserved for the issuance of incentive stock options ("ISOs") or non-statutory stock options ("NSOs") to employees, officers, directors, and consultants. The ISOs may be granted at a price per share not less than the fair market value on the date of the grant. The NSOs may be granted at a price per share not less than 85% of the fair market value at the date of grant. Options granted under the 1996 Plan are exercisable over a maximum term of ten years from the date of grant and generally vest over periods of up to four years. Options granted under the 1996 plan contain an accelerated vesting feature based upon a change in control of the Company. The Company has also granted 1,050,520 options outside the 1996 Plan which contain similar terms as options granted under the 1996 Plan.

1999 EQUITY INCENTIVE PLAN

    In April 1999, the Company adopted the 1999 Equity Incentive Plan (the "1999 Plan"). The Company has reserved a total of 2,125,000 shares of common stock for the issuance of ISOs or NSOs to employees, officers, directors, or consultants under the 1999 Plan.

                                ASK JEEVES, INC.

10.  EMPLOYEE BENEFIT PLANS (CONTINUED)
1999 NON-OFFICER EQUITY INCENTIVE PLAN

    In October 1999, the Company adopted the 1999 Non-Officer Equity Incentive Plan. The Company has reserved a total of 2,000,000 shares of common stock authorized for issuance under the 1999 Non-Officer Incentive Plan, which provides for the grant of non-statutory stock options, restricted stock purchase awards and stock bonuses to employees and consultants of the Company and its affiliates who are not officers or member of the Board of Directors of the Company or any of its affiliates.

NET EFFECT 1997 STOCK PLAN

    Pursuant to the merger with Net Effect Systems, Inc., the Company assumed the 1997 Stock Plan of Net Effect (the "Net Effect Plan"), including incentive and non-statutory stock options to purchase 497,353 shares of common stock with exercise prices ranging from $0.81 to $103.00. The Company will not grant any additional options under the Net Effect Plan. Options granted under the Net Effect Plan are exercisable over a maximum term of ten years from the date of grant and generally vest over periods of up to four years.

    A summary of stock option activity of the Company is set forth below:

                                                                   OPTIONS OUTSTANDING
                                                              ------------------------------
                                                                            WEIGHTED-AVERAGE
                                                                             EXERCISE PRICE
                                                                SHARES         PER SHARE
                                                              -----------   ----------------
Outstanding at December 31, 1996............................      790,001        $  .01
  Granted...................................................      264,250           .12
  Exercised.................................................     (574,998)          .01
                                                              -----------        ------
Outstanding at December 31, 1997............................      479,253           .08
  Granted...................................................    2,971,916           .59
  Canceled..................................................      (22,500)          .60
  Exercised.................................................     (287,366)          .12
                                                              -----------        ------
Outstanding at December 31, 1998............................    3,141,303           .55
  Granted...................................................    6,214,090         23.50
  Canceled..................................................     (568,173)         6.17
  Exercised.................................................   (2,282,071)         1.93
                                                              -----------        ------
Outstanding at December 31, 1999............................    6,505,149        $21.40
                                                              ===========        ======
Vested and exercisable at December 31, 1998.................      590,592        $  .16
                                                              ===========        ======
Vested and exercisable at December 31, 1999.................      797,211        $ 2.31
                                                              ===========        ======

    The weighted-average remaining contractual life of options outstanding at December 31, 1998 and 1999 was 9.4 years and 9.2 years, respectively.

                                ASK JEEVES, INC.

10.  EMPLOYEE BENEFIT PLANS (CONTINUED)
    The following table summarizes the status of stock options outstanding at December 31, 1999:

                             OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
------------------------------------------------------------------------------   ------------------------------
                                        WEIGHTED AVERAGE      WEIGHTED AVERAGE                 WEIGHTED AVERAGE
      RANGE OF            NUMBER      REMAINING CONTRACTUAL    EXERCISE PRICE      NUMBER       EXERCISE PRICE
   EXERCISE PRICES      OUTSTANDING      LIFE (IN YEARS)         PER SHARE       EXERCISABLE      PER SHARE
---------------------   -----------   ---------------------   ----------------   -----------   ----------------
   $  0.00-0.46            857,186             8.11               $  0.31          361,922          $ 0.17
      0.47-0.53            155,178             8.63                  0.53           28,710            0.53
      0.54-0.73            852,165             8.95                  0.73           69,215            0.73
      0.74-3.50          1,011,779             8.92                  2.59          289,575            1.60
      3.51-9.50            672,008             9.32                  9.18           23,754            6.63
     9.51-10.00            896,500             9.40                 10.00            3,000           10.00
     10.01-32.94         1,188,719             9.62                 23.86           15,100           29.80
    32.95-116.38           789,114             9.86                103.70            6,935           88.77
    116.39-128.00           67,500             9.95                122.83               --              --
    128.01-131.06           15,000             9.97                131.06               --              --
                         ---------             ----               -------          -------          ------
Total................    6,505,149             9.17               $ 21.40          798,211          $ 2.31
                         =========             ====               =======          =======          ======

PRO FORMA DISCLOSURES OF THE EFFECT OF STOCK-BASED COMPENSATION

    Pro forma information regarding the results of operations and net loss per share is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options using the fair value method of FAS 123. The fair value of each option granted is estimated on the date of grant using the Black Scholes valuation model. The risk-free interest rate for 1997, 1998 and 1999, was 6.0%, 6.5% and 6.5%, respectively. The expected life of options granted in the years ended
December 31, 1997, 1998 and 1999, was 5 years each. No dividend and a volatility factor of 4.3, 0.34 and 2.6 for 1997, 1998, and 1999, respectively, were used.

    The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value of the estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    Had compensation cost for the Company's stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the minimum value method

                                ASK JEEVES, INC.

10.  EMPLOYEE BENEFIT PLANS (CONTINUED)
of FAS 123, the Company's net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below:

                                                                 YEAR ENDED DECEMBER 31,
                                                          --------------------------------------
                                                            1997         1998           1999
                                                          ---------   -----------   ------------
Pro forma net loss......................................  $(753,773)  $(7,179,799)  $(74,382,290)
                                                          =========   ===========   ============
Pro forma basic and diluted net loss per share..........  $    (.22)  $      (.78)  $      (3.71)
                                                          =========   ===========   ============

    The weighted-average grant-date fair value of options granted, which is the value assigned to the options under FAS 123, was $0.16, $0.31 and $24.14 for grants made during years ended December 31, 1997, 1998 and 1999, respectively.

    The pro forma impact of options on the net loss for the years ended December 31, 1997, 1998 and 1999, is not representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

11.  RELATED PARTY TRANSACTIONS

    Certain members of the Company's Board of Directors are also owners of a related entity to which the Company paid facilities fees for rent, utilities, and administrative services of approximately $4,000, $109,000 and $151,000 for the years ended December 31, 1997, 1998 and 1999, respectively. For 1997 and 1998, these directors served in management positions of the Company and received monthly grants of common stock options as compensation pursuant to the terms of a management agreement which expired in December 1998. Effective January 1999, these directors entered into a new management agreement whereby they received $200,000 in cash and a grant of 150,000 common stock options for services performed through December 31, 1999. The options vested over a six month period ending in June 1999. The management services agreement was terminated in August 1999. The Company determined the fair value of the services contributed to be $105,000, $300,000 and $510,750 for the years ended December 31, 1997,
1998 and 1999, respectively and recorded charges to operations in the respective periods.

    All of the employees of the Company were paid from the Company's inception until August 1997 by a separate related entity. The contributions provided by this entity has been recorded as a capital contribution and as a charge to operations of $86,536 in the year ended December 31, 1997. In 1997, the Company also purchased approximately $22,000 of computer and office equipment and furniture from this related entity. In 1998, the related entity paid certain expenses totaling $80,440 on the Company's behalf. The Company reimbursed the related entity for all amounts paid on its behalf during 1998. There were no transactions with this entity in 1999.

12.  LEGAL PROCEEDINGS

    The Company is subject to various legal proceedings, claims, and litigation arising in the ordinary course of business. The Company's management does not expect that the ultimate costs to resolve these matters, including the matters discussed in the following paragraph, will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

    In July 1999, IP Learn LLC filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint, which was amended by the plaintiff and which

                                ASK JEEVES, INC.

12.  LEGAL PROCEEDINGS (CONTINUED)
alleges that aspects of the Company's technology infringe three patents alleged to be held by the plaintiff. The Company has answered the complaint and discovery has begun. Additionally, in December 1999, Patrick H. Winston and Boris Katz filed a complaint against the Company in the United States District Court for the District of Massachusetts. The complaint alleges that the Company's technology infringes two patents alleged to be held by the plaintiffs. The Company has answered the complaint, but discovery has not yet begun. The Company intends to vigorously defend against the allegations asserted in these complaints and believes it has meritorious defenses to the claims. However, the outcome of litigation is difficult to predict and could result in a judgement against the Company which could significantly affect the Company's consolidated financial position, results of operations or cash flows.

13.  SUBSEQUENT EVENTS

BUSINESS COMBINATIONS

    In January and February 2000, the Company entered into definitive agreements to acquire Direct Hit Technologies, Inc. ("Direct Hit") and The Evergreen Project, Inc. ("Evergreen"), each of which will be accounted for as a purchase using the methodologies referred to in Note 2, BUSINESS COMBINATIONS. Amounts allocated to purchased technology, goodwill, acquired workforce and other intangible assets will be amortized on a straight-line basis over periods of one to five years. The terms of the business combinations are as follows:

THE EVERGREEN PROJECT, INC.

    In January 2000, the Company acquired all the assets and liabilities of Evergreen, which produces Internet-based video programs in life science, geography and environmental economics that are found in over 8,000 schools nationwide. The purchase consideration consisted of 18,896 shares of common stock with a value of $1.95 million, $1.95 million in cash, liabilities assumed of $529,173, and approximately $30,000 in acquisition costs. 3,779 shares were placed into an escrow account that will be released upon the expiration of certain indemnification obligations. The purchase consideration of the acquired assets and assumed liabilities were allocated based on fair values as follows:

Purchased in-process research and development to be charged
  to operations in the quarter ended March 31, 2000.........  $  404,014
Assets acquired.............................................     374,157
Purchased technology........................................     455,061
Acquired workforce..........................................     199,994
Goodwill....................................................   3,025,947
                                                              ----------
Total purchase consideration................................  $4,459,173
                                                              ==========

DIRECT HIT TECHNOLOGIES, INC.

    In February 2000, the Company acquired Direct Hit, a provider of search and navigation services on the Internet. The purchase consideration consisted of 4,751,878 shares of common stock with a value of $456.0 million, 331,596 shares to be issued upon the exercise of outstanding Direct Hit options assumed as part of the merger with a value of $25.8 million, liabilities assumed of $10.2 million and $11.2 million in acquisition costs. 475,188 shares are held in escrow and will be released upon the expiration of certain

                                ASK JEEVES, INC.

13.  SUBSEQUENT EVENTS (CONTINUED)
indemnification obligations. The purchase consideration of the acquired assets and assumed liabilities were allocated based on fair values as follows:

Tangible assets acquired....................................  $ 16,890,290
Equipment acquired..........................................     2,454,715
Intangible assets acquired..................................    30,844,718
Goodwill....................................................   453,139,880
                                                              ------------
Total purchase consideration................................  $503,329,603
                                                              ============

    The following unaudited pro forma summary reflects the consolidated results of operations for the years ended December 31, 1998 and 1999, as if the acquisition of Direct Hit had occurred on January 1, 1998 and 1999, and is not intended to be indicative of future results:

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                  1998            1999
                                                              -------------   -------------
Pro forma total revenues....................................  $     975,818   $  23,923,111
                                                              =============   =============
Pro forma net loss..........................................  $(104,395,519)  $(163,859,528)
                                                              =============   =============
Pro forma basic and diluted net loss per share..............  $       (7.50)  $       (6.61)
                                                              =============   =============
Weighted average shares outstanding used in computing pro
  forma basic and diluted net loss per share................     13,914,502      24,798,837
                                                              =============   =============

    The pro forma consolidated results of operations include historical operations of the Company and Direct Hit adjusted to reflect certain pro forma adjustments, including amortization of goodwill and other intangible assets arising from the acquisition. These results do not purport to be indicative of what would have occurred had the acquisition been made as of that date or the consolidated results of operations which may occur in future periods.

TECHNOLOGY OBSOLESCENCE

    As a result of the acquisition of Direct Hit, the Company determined that the technology acquired from Excellerate was obsolete and had no future benefit. Accordingly, the Company expects to record a charge to operations in Q1 2000 of approximately $989,000 of acquired core technology.

FOLLOW-ON OFFERING

    On March 13, 2000, the Company completed a follow-on offering of 1,715,000 shares of common stock at a purchase price per share of $76.00, which includes underwriter's exercise of an option to purchase an additional 315,000 shares. Net proceeds to the Company aggregated approximately $123 million (net of underwriters' commission and offering expenses of approximately $1.02 million).

                                ASK JEEVES, INC.
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                    BALANCE AT                                                   BALANCE AT
                                    BEGINNING    CHARGE TO COSTS     CHARGED TO                    END OF
DESCRIPTION                         OF PERIOD     AND EXPENSES     OTHER ACCOUNTS   DEDUCTIONS     PERIOD
-----------                         ----------   ---------------   --------------   ----------   ----------
Year ended December 31, 1997:
  Allowance for doubtful accounts
    charged to costs and
    expenses......................    $    --      $       --         $     --       $     --    $       --
                                      =======      ==========         ========       ========    ==========
Year ended December 31, 1998:
  Allowance for doubtful accounts
    charged to costs and
    expenses......................    $    --      $   85,000         $     --       $     --    $   85,000
                                      =======      ==========         ========       ========    ==========
Year ended December 31, 1999:
  Allowance for doubtful accounts
    charged to costs and
    expenses......................    $85,000      $1,082,709         $     --       $     --    $1,167,709
                                      =======      ==========         ========       ========    ==========