Form 10-Q
period 2000-03-31
ASK JEEVES INC
filed 2000-05-15
CIK 1054298

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-26521

                            ------------------------

                                ASK JEEVES, INC.

             (Exact name of registrant as specified in its charter)

                    DELAWARE                                          94-3334199
        (State or other jurisdiction of                    (IRS Employer Identification No.)
         Incorporation or organization)

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

                                /X/ Yes  / / No

    The number of shares outstanding of the registrant's Common Stock as of April 30, 2000 was 35,625,620.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                ASK JEEVES, INC.
                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                      --------
                                PART I. FINANCIAL INFORMATION

Item 1.                 Unaudited Condensed Consolidated Financial Statements:
                        Condensed Consolidated Balance Sheets March 31, 2000 and
                          December 31, 1999.........................................         3
                        Condensed Consolidated Statements of Operations three months
                          ended March 31, 2000 and 1999.............................         4
                        Condensed Consolidated Statements of Cash Flows three months
                          ended March 31, 2000 and 1999.............................         5
                        Notes to Condensed Consolidated Financial Statements........         6
Item 2.                 Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................        12
Item 3.                 Quantitative and Qualitative Disclosure About Market Risk...        29

                                  PART II. OTHER INFORMATION

Item 1.                 Legal Proceedings...........................................        30
Item 2.                 Change in Securities........................................        30
Item 3.                 Defaults Upon Senior Securities.............................        30
Item 4.                 Submission of Matters to a Vote of Securities Holders.......        30
Item 5.                 Other Information...........................................        30
Item 6.                 Exhibits and Reports on Form 8-K............................        30
Signature...........................................................................        31

                         PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                ASK JEEVES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
                                        ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 139,801     $ 17,420
  Short-term investments....................................     12,473       34,110
  Accounts receivable, net..................................     16,037        8,459
  Prepaid expenses and other current assets.................      7,181        6,415
                                                              ---------     --------
      Total current assets..................................    175,492       66,404
Property and equipment, net.................................     11,962        7,416
Intangibles, net and other long-term assets.................    467,354        2,344
                                                              ---------     --------
      Total assets..........................................  $ 654,808     $ 76,164
                                                              =========     ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $   5,647     $  4,717
  Accrued compensation and related expenses.................      7,274        5,049
  Accrued marketing expenses................................     11,239        2,983
  Accrued merger costs......................................      2,548        5,280
  Other accrued liabilities.................................      9,831        4,453
  Deferred revenue..........................................      9,364        7,347
  Current portion of long-term liabilities..................      1,004          818
                                                              ---------     --------
      Total current liabilities.............................     46,907       30,647
Capital lease obligations, less current portion.............      1,966        2,351
Other liabilities...........................................      1,315        1,315
                                                              ---------     --------
      Total liabilities.....................................     50,188       34,313

Commitments

Stockholders' equity:
Common stock, $.001 par value; 150,000,000 shares
  authorized; 35,498,055 and 28,472,883 shares issued and
  outstanding at March 31, 2000 and December 31, 1999,
  respectively..............................................    714,255      107,636
Deferred stock compensation.................................     (1,842)      (5,175)
Accumulated deficit.........................................   (107,767)     (60,568)
Accumulated other comprehensive income......................        (26)         (42)
                                                              ---------     --------
      Total stockholders' equity............................    604,620       41,851
                                                              ---------     --------
      Total liabilities and stockholders' equity............  $ 654,808     $ 76,164
                                                              =========     ========

     See accompanying notes to condensed consolidated financial statements.

                                ASK JEEVES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    THREE MONTHS ENDED
                                                              -------------------------------
                                                              MARCH 31, 2000   MARCH 31, 1999
                                                              --------------   --------------
Revenues:
  Web Properties and Syndication............................     $ 12,567         $ 1,059
  Corporate Services........................................        5,190             444
                                                                 --------         -------
Total revenues..............................................       17,757           1,503

Cost of revenues:
  Web Properties and Syndication............................        4,150             699
  Corporate Services........................................        3,792           1,177
                                                                 --------         -------
Total cost of revenues......................................        7,942           1,876

Gross profit/(loss).........................................        9,815            (373)

Operating expenses:
  Product development.......................................        5,462           1,175
  Sales and marketing.......................................       19,503           3,047
  General and administrative................................        5,042           1,140
  Amortization of deferred stock compensation...............          854             317
  Amortization of goodwill..................................       15,025              --
  Write-off of in-process technology........................       11,652              --
                                                                 --------         -------

Total operating expenses....................................       57,538           5,679
                                                                 --------         -------

Operating loss..............................................      (47,723)         (6,052)

Interest income.............................................          826             164
Interest and other expense..................................         (302)            (11)
                                                                 --------         -------

Net loss....................................................     $(47,199)        $(5,899)
                                                                 ========         =======

Basic and diluted net loss per share........................     $  (1.48)        $ (0.33)
                                                                 ========         =======

Weighted average shares outstanding used in computing basic
  and diluted net loss per share............................       31,932          17,798
                                                                 ========         =======

     See accompanying notes to condensed consolidated financial statements.

                                ASK JEEVES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                    THREE MONTHS ENDED
                                                              -------------------------------
                                                              MARCH 31, 2000   MARCH 31, 1999
                                                              --------------   --------------
OPERATING ACTIVITIES
Net loss....................................................     $(47,199)         $(5,899)
Adjustment to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................          957              106
  Compensation charge related to grants of stock options....           --              175
  Amortization of deferred stock compensation...............          854              317
  Amortization of intangibles...............................       16,122               --
  Write-off of in-process technology........................       11,652               --
  Changes in operating assets and liabilities:
    Accounts receivable.....................................       (6,497)          (1,071)
    Prepaids and other current assets.......................          479             (235)
    Other assets............................................           --              140
    Accounts payable........................................       (1,217)             734
    Accrued compensation and related expenses...............        1,946              423
    Accrued marketing expenses..............................        7,075            1,134
    Accrued merger costs....................................      (13,386)              --
    Other accrued liabilities...............................        4,631              119
    Deferred revenue........................................        1,634              659
    Other liabilities.......................................           --              500
                                                                 --------          -------
Net cash used in operating activities.......................      (22,949)          (2,898)
INVESTING ACTIVITIES
Purchases of property and equipment.........................       (2,915)          (1,258)
Purchases of investments....................................      (10,335)          (5,169)
Proceeds from redemption of investments.....................       21,652               --
Cash acquired from subsidiaries.............................       12,646               --
                                                                 --------          -------
Net cash provided by (used in) investing activities.........       21,048           (6,427)
FINANCING ACTIVITIES
Issuance of common stock....................................      124,480               29
Issuance of preferred stock.................................           --           26,455
Repayment of capital lease obligations......................         (198)             (10)
                                                                 --------          -------
Net cash provided by financing activities...................      124,282           26,474
                                                                 --------          -------
Increase in cash and cash equivalents.......................      122,381           17,149
Cash and cash equivalents at beginning of period............       17,420            8,511
                                                                 --------          -------
Cash and cash equivalents at end of period..................     $139,801          $25,660
                                                                 ========          =======
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES
Deferred stock compensation in connection with common stock
  options issued to stockholders in exchange for services...     $    245          $    --
                                                                 ========          =======
Common stock issued in connection with acquisitions.........     $484,619          $    --
                                                                 ========          =======
Interest paid...............................................     $    103          $    10
                                                                 ========          =======

     See accompanying notes to condensed consolidated financial statements.

                                ASK JEEVES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

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

BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements at March 31, 2000 and for the three months ended March 31, 2000 and 1999 are unaudited but include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and the operating results and cash flows for the interim date and periods presented. Results for the interim period ended March 31, 2000 and March 31, 1999 are not necessarily indicative of results for the entire fiscal year or future periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

    REVENUE RECOGNITION

    We are currently aware of a Staff Accounting Bulletin entitled SAB 101 "Revenue Recognition in Financial Statements," which was issued in December 1999 by the Securities and Exchange Commission. Due to complications surrounding the implementation of SAB 101, the SEC in March 2000 deferred the implementation date of certain provisions of SAB 101 until the quarter ended June 30, 2000, with retroactive application to transactions entered into during the quarter ended March 31, 2000. We believe that based on the current guidelines, our revenue recognition policy is in accordance with generally accepted accounting principles.

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

                                ASK JEEVES, INC.

                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following table sets forth the computation of net loss per share (in thousands, except share data):

                                                         THREE MONTHS ENDED
                                                   -------------------------------
                                                   MARCH 31, 2000   MARCH 31, 1999
                                                   --------------   --------------
                                                             (UNAUDITED)
Basic and Diluted net loss per share
  Numerator: Net loss............................   $   (47,199)     $    (5,899)
                                                    ===========      ===========
Denominator: Weighted-average shares outstanding
  basic and diluted..............................    31,932,408       17,798,002
                                                    ===========      ===========

Basic and diluted net loss per share.............   $     (1.48)     $     (0.33)
                                                    ===========      ===========

COMMITMENTS AND CONTINGENCIES

    In February 2000, the Company entered into a lease agreement for additional facilities in Oakland, California. The Company will occupy approximately 60,000 square feet commencing in May 2000. The total lease obligation over the six-year term will be approximately $11.2 million.

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

    In July 1999, IP Learn LLC filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint, which was amended by the plaintiff, alleges that aspects of the Company's technology infringes upon three patents alleged to be held by the plaintiff. The Company has answered the complaint and discovery has begun. Additionally, in December 1999, Patrick H. Winston and Boris Katz filed a complaint against the Company in the United States District Court for the District of Massachusetts. The complaint alleges that the Company's technology infringes two patents alleged to be held by the plaintiffs. The Company has answered the complaint, but discovery has not yet begun. The Company intends to vigorously defend against the allegations asserted in these complaints and believes it has meritorious defenses to the claims. However, the outcome of litigation is difficult to predict and could result in a judgment against the Company which could significantly affect the Company's consolidated financial position, results of operations or cash flows.

2. BUSINESS SEGMENTS

    Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") establishes standards for reporting information about operating segments financial statements. For management purposes, the Company is divided into two business groups, the Web Properties and Syndication Group and the Corporate Services Group. Results of operations for these business groups include revenues, cost of revenues, gross profit (loss) and sales and

                                ASK JEEVES, INC.

                                  (UNAUDITED)

2. BUSINESS SEGMENTS (CONTINUED)
marketing expense information as provided below in accordance with FAS 131. Summarized financial information by segment for the first quarter of 2000 and 1999, as taken from the internal management information system is as follows (in thousands):

                                                         THREE MONTHS ENDED
                                                   -------------------------------
                                                   MARCH 31, 2000   MARCH 31, 1999
                                                   --------------   --------------
                                                             (UNAUDITED)
WEB PROPERTIES AND SYNDICATION:
  Revenues.......................................     $12,567           $1,059
  Cost of revenues...............................       4,150              699
  Gross profit (loss)............................       8,417              360
  Sales and marketing expense....................      14,977            2,395

CORPORATE SERVICES:
  Revenues.......................................     $ 5,190           $  444
  Cost of revenues...............................       3,792            1,177
  Gross profit (loss)............................       1,398             (733)
  Sales and marketing expense....................       4,526              652

3. COMPREHENSIVE INCOME

    The components of comprehensive income are as follows (in thousands):

                                                         THREE MONTHS ENDED
                                                   -------------------------------
                                                   MARCH 31, 2000   MARCH 31, 1999
                                                   --------------   --------------
                                                             (UNAUDITED)
Net loss.........................................     $(47,199)        $(5,899)
Other comprehensive income:
  Change in unrealized loss on investments, net
    of tax benefit of none.......................           16              --
                                                      --------         -------
    Total comprehensive loss.....................     $(47,183)        $(5,899)
                                                      ========         =======

4. BUSINESS COMBINATIONS

PURCHASE COMBINATIONS

    During the three months ended March 31, 2000, the Company made the business and technology acquisitions described in the paragraphs that follow, each of which has been accounted for as a purchase. The consolidated financial statements include the operating results of each business from the date of acquisition.

    The amounts allocated to purchased research and development were determined through established valuation techniques in the high technology Internet industry and were expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. The values assigned to purchased in-process technology were determined by identifying the on-going research projects for which technological feasibility had not been achieved and assessing the state of completion of the

                                ASK JEEVES, INC.

                                  (UNAUDITED)

4. BUSINESS COMBINATIONS (CONTINUED)
research and development effort. The state of completion was determined by estimating the costs and time incurred to date relative to those costs and time to be incurred to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows only from the percentage of research and development efforts complete at the date of acquisition, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology projects.

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

THE EVERGREEN PROJECT, INC.

    In January 2000, the Company acquired all the assets and liabilities of The Evergreen Project, Inc. ("Evergreen"), which produces Internet-based video programs in life science, geography and environmental economics that are found in over 8,000 schools nationwide. The purchase consideration consisted of 18,896 shares of common stock with a value of $1.95 million, $1.95 million in cash, liabilities assumed of $529,000, and approximately $30,000 in acquisition costs. 3,779 shares were placed into an escrow account that will be released upon the expiration of certain indemnification obligations. The purchase consideration of the acquired assets and assumed liabilities were allocated based on fair values as follows (in thousands):

Purchased in-process research and development charged to
  operations................................................   $  404
Assets acquired.............................................      374
Purchased technology........................................      455
Acquired workforce..........................................      200
Goodwill....................................................    3,026
                                                               ------

Total purchase consideration................................   $4,459
                                                               ======

The pro forma results of operations for the three months ended March 31, 2000 and 1999, as if the acquisition of Evergreen had occurred on January 1, 2000 and 1999, were not significant.

                                ASK JEEVES, INC.

                                  (UNAUDITED)

4. BUSINESS COMBINATIONS (CONTINUED)
DIRECT HIT TECHNOLOGIES, INC.

    In February 2000, the Company acquired Direct Hit Technologies, Inc. ("Direct Hit"), a provider of search and navigation services on the Internet. The purchase consideration consisted of 4,751,878 shares of common stock with a value of $456.0 million, 331,596 shares to be issued upon the exercise of outstanding Direct Hit options assumed as part of the merger with a value of $25.8 million, liabilities assumed of $10.2 million and $11.2 million in acquisition costs. 475,188 shares are held in escrow and will be released upon the expiration of certain indemnification obligations. The purchase consideration of the acquired assets and assumed liabilities were allocated based on fair values as follows (in thousands):

Tangible assets acquired....................................  $ 16,890
Equipment acquired..........................................     2,455
Developed technology acquired...............................     3,172
Core technology acquired....................................    15,114
In-Process technology acquired..............................    10,259
Patents and other assets acquired...........................     2,300
Goodwill....................................................   453,140
                                                              --------

Total purchase consideration................................  $503,330
                                                              ========

    The following unaudited pro forma summary reflects the consolidated results of operations for the three months ended March 2000 and 1999, as if the acquisition of Direct Hit had occurred on January 1, 2000 and 1999, and is not intended to be indicative of future results (in thousands):

                                                         THREE MONTHS ENDED
                                                   -------------------------------
                                                   MARCH 31, 2000   MARCH 31, 1999
                                                   --------------   --------------
                                                             (UNAUDITED)
Pro forma total revenues.........................     $ 18,230         $ 1,727
Pro forma net loss...............................     $(56,702)        $(6,398)
Pro forma basic and diluted net loss per share...     $  (1.70)        $ (0.31)
Weighted average shares outstanding used in
  computing pro forma basic and diluted net loss
  per share......................................       33,395          20,486

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

NET EFFECT SYSTEMS, INC.

    In November 1999, the Company merged with Net Effect Systems, Inc. (Net Effect) in a stock-for-stock transaction that was accounted for as a pooling of interests. As the merger was accounted for as a pooling of interests, all prior periods have been restated to combine the results of the Company

                                ASK JEEVES, INC.

                                  (UNAUDITED)

4. BUSINESS COMBINATIONS (CONTINUED)
with the results of Net Effect. The following table shows the historical results of the Company and Net Effect for the three months ended March 31, 1999 (in thousands):

                                                  NET EFFECT   ASK JEEVES    TOTAL
                                                  ----------   ----------   --------
Revenues........................................    $   372      $ 1,131    $ 1,503
Net Loss........................................    $(1,030)     $(4,869)   $(5,899)

TECHNOLOGY OBSOLESCENCE

    As a result of the acquisition of Direct Hit, the Company determined that the technology acquired from Excellerate LLC ("Excellerate") was obsolete and had no future benefit. Accordingly, in the three months ended March 31, 2000, the Company recorded a charge to operations of $989,000 of acquired core technology.

5. COMMON STOCK OFFERINGS

    In March 2000, the Company completed a follow-on offering of 1,715,000 shares of common stock at a purchase price per share of $76.00, which includes underwriter's exercise of an option to purchase an additional 315,000 shares. Net proceeds to the Company aggregated approximately $123 million (net of underwriters' commission and offering expenses of approximately $1.02 million).

    In March 2000, the Company filed two registration statements for the issuance of a total of 4,564,671 shares of common stock. All of the shares were issued to the selling stockholders in connection with the acquisition of Direct Hit and Evergreen and the purchase of assets from Excellerate. The Company did not sell any shares of its common stock and will not receive any of the proceeds from the sale of shares by the selling shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Except for the historical information contained herein, this overview and the following discussion contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Registration Statements on Form S-1 filed March 30, 2000 and Annual Report on Form 10-K filed March 30, 2000. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes included elsewhere herein.

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

    Revenues associated with our Web Properties and Syndication Group consist primarily of three components:

    - advertising revenues;

    - syndication fees; and

    - electronic commerce transaction fees.

    We earn advertising revenues from short-term advertising contracts by delivering impressions to users over a specified period of time for a fixed fee. Advertising rates, measured on a cost per thousand impressions, or CPM basis, are dependent on whether the impressions are displayed in general rotation throughout our Web sites or are directed to targeted visitors to Ask.com and DirectHit.com, such as the computer, entertainment, family, health, money, shopping and travel channels. Revenues are based upon actual impressions delivered as measured by our third-party advertising delivery provider, DoubleClick, Inc. We earn syndication fees from contractual arrangements with companies that provide Internet-wide navigation services. Syndication fees consist of a fixed fee that is recognized ratably over the contractual term, generally a twelve-month period. We have acquired a number of syndication relationships as a result of our acquisition of Direct Hit under which revenues are earned on a fixed fee or revenue sharing basis, generally over a twelve-month term. As of March 31, 2000, there are a total of 30 syndication relationships. We also generate revenues from a third component, the facilitation of electronic commerce. Revenues from electronic commerce are generated when a user clicks on the answer that links to an electronic commerce merchant's Web site on a cost per click, or CPC basis. Electronic commerce transaction fees are derived from short-term electronic commerce merchant contracts, generally over a three-to-six month period.

    Revenues from our Corporate Services Group consist of two components:

    - customization; and

    - maintenance and information service fees.

    Since its introduction in October 1998, our Corporate Services have been adopted by approximately 78 corporate customers. We are targeting accounts in the vertical markets of e-tailing, financial services, technology and healthcare. We recognize customization, maintenance and information service fees ratably over the contractual term, generally twelve to fifteen months. Payments received prior to delivering the knowledge base or providing maintenance and information services are recorded as deferred revenue and recognized ratably over the contractual term.

    Cost of revenues for our Web Properties and Syndication Group consists primarily of salaries and related personnel costs associated with the content development, data analysis, testing and maintenance of our Web sites. Additionally, cost of revenues includes revenue sharing expenses associated with distribution relationships. Cost of revenues for our Corporate Services Group consists primarily of salaries and related personnel costs and other direct costs to provide customization, information and maintenance services to our corporate customers. Cost of revenues also includes amortization charges related to assets acquired from Lumina Design Systems, Inc., Excellerate, LLC, Evergreen and Direct Hit. We believe that ongoing content development is required to remain competitive, and we expect that our production and content expenses will continue to increase in the future.

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

    Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses as well as advertising and promotional expenditures. We have a direct sales force dedicated to selling our services, which is supplemented by a number of strategic relationships with sales and implementation companies, such as USWeb/CKS, AppNet and People Support Inc. We plan to increase our investments in sales, marketing, infrastructure and product development in an effort to capture market share faster.

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

    For the three months ended March 31, 2000, we recorded amortization of deferred stock compensation expense of $854,000. Additionally, the deferred compensation liability was reduced by approximately $2.5 million to revalue unvested options previously granted to consultants as well as record the release of unvested options granted to a consultant whose services have terminated. At March 31, 2000, we had a total of approximately $1.8 million remaining to be amortized over the corresponding vesting periods of the options, generally four years. Due to the graded vesting method of amortization, most of the deferred compensation charge will be incurred over the first two years of the vesting of the options.

    Write-off of in-process technology and acquisition costs relate to costs incurred in connection with our purchases of Evergreen in January 2000 and Direct Hit in February 2000. As a result of the acquisition of Direct Hit, we determined that the technology we acquired from Excellerate in November 1999 was obsolete, and had no future benefit to us. Accordingly, we have recorded a charge of $989,000 to operations which was included in the write-off of in-process technology and acquisition costs.

    We have incurred significant net losses and negative cash flows from operations since our inception, and at March 31, 2000, we had an accumulated deficit of approximately $107.8 million. These losses have been funded primarily through the issuance of preferred and common equity securities, including our initial public offering in July 1999 and our follow-on offering in March 2000. We believe that we will continue to incur operating and net losses and negative cash flows from operations for the foreseeable future and that the rate at which we will incur such losses may increase from current levels.

RESULTS OF OPERATIONS

    REVENUES

    Revenues were $17.8 million for the three months ended March 31, 2000, and $1.5 million for the three months ended March 31, 1999. Web Properties and Syndication revenues were $12.6 million or 70.8% of total revenues for the three months ended March 31, 2000 and $1.1 million or 70.5% of total revenues for the three months ended March 31, 1999. These revenues consisted of $9.1 million in advertising revenues for the three months ended March 31, 2000, and $957,000 for the three months ended March 31, 1999. Syndication fees were $1.6 million for the three months ended March 31, 2000, and $102,000 for the three months ended March 31, 1999. Electronic commerce revenues were $1.8 million for the three months ended March 31, 2000. There were no electronic commerce revenues for the three months ended March 31, 1999. Corporate Services revenues were $5.2 million or 29.2% of total revenues for the three months ended March 31, 2000, and $444,000 or 29.5% of total revenues for the three months ended
March 31, 1999. These revenues consisted of $3.1 million in customization fees for the three months ended March 31, 2000, and $61,000 in customization fees for the three months ended March 31, 1999. Maintenance and information services revenues were $2.1 million for the three months ended March 31, 2000 and $383,000 for the three months ended March 31, 1999. Revenues from Ask Jeeves International totaled $252,000 for the three months ended March 31, 2000. There were no Ask Jeeves International revenues for the three-month period ending March 31, 1999. Our reach increased to 11 million unique users in February 2000, representing approximately 108% growth over the 5.3 million unique users for December 1999. Ask.com ranked as the 15th most visited Web site in the February 2000 Media Metrix Internet Web properties listing.

COST OF REVENUES

    Cost of revenues for Web Properties and Syndication was $4.2 million for the three months ended March 31, 2000 and $699,000 for the three months ended
March 31, 1999. The increase in cost of revenues is attributed to increased third-party advertising management fees, revenue sharing costs, hosting costs, and additional personnel and related personnel costs associated with developing, maintaining, analyzing and testing of Ask.com to support the growth in traffic and the resulting revenues. Cost of revenues for Corporate Services was $3.8 million for the three months ended March 31, 2000 and $1.2 million for the three months ended March 31, 1999. The increase in cost of revenues is attributed to personnel and related personnel costs associated with providing customization, information and maintenance services to our customers. Cost of revenues also includes amortization charges related to assets acquired from Lumina, Evergreen and Direct Hit. We expect our hosting, third party advertising management fees, content development and Web site costs will continue to increase to meet the demands for Web services and to provide additional services to users of our services.

PRODUCT DEVELOPMENT EXPENSES

    Product development expenses were $5.5 million for the three months ended March 31, 2000, and $1.2 million for the three months ended March 31, 1999. The increase in expenses resulted from the hiring of additional personnel and related personnel costs, consultant fees, expenses related to the design, development, testing and enhancement of our technology and services. We believe the development of additional features and tools are vital for us to remain competitive in our industry. We anticipate that we will continue to devote substantial resources to product development. As a result, these costs are expected to continue to increase in future periods.

SALES AND MARKETING EXPENSE

    Sales and marketing expenses were $19.5 million for the three months ended March 31, 2000, and $3.0 million for the three months ended March 31, 1999. The increase in expenses are attributed to advertising expenses related to our branding campaign, the hiring of additional direct sales and marketing personnel and sales commissions associated with the increase in revenues. We intend to continue pursuing an aggressive brand-enhancement strategy, which will include mass market and multimedia advertising, promotional programs and public relations activities. These costs are expected to continue to increase in future periods.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses were $5.0 million for the three months ended March 31, 2000, and $1.1 million for the three months ended March 31, 1999. The increase in expenses is attributed to hiring of additional personnel and related personnel costs for finance, legal, business development and internal information systems development and support that has accompanied the growth of our business, recruiting costs associated with filling key executive positions and depreciation expense associated with adding property and equipment.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

    For the three months ended March 31, 2000 and 1999, we recorded $854,000 and $317,000 respectively, in amortization of deferred stock compensation in connection with the grant of stock options to employees and consultants. The increase in amortization is due to the significant increase in grants to employees and consultants in 1999 versus 1998 and the differences between the deemed fair value of our common stock and the exercise price of options in 1999.

    AMORTIZATION OF GOODWILL. Amortization of goodwill was $15.0 million for the three months ended March 31, 2000. There was no amortization of goodwill in the three months ended March 31, 1999. The increase was due to our acquisitions of The Evergreen Project, Inc. in January 2000 and Direct Hit Technologies, Inc. in February 2000.

IN-PROCESS RESEARCH AND DEVELOPMENT

    For the three months ended March 31, 2000, we recorded purchased in-process research and development costs of $11.7 million in connection with the acquisition of certain technology from Evergreen and Direct Hit. There were no similar acquisitions during the three months ended March 31, 1999.

INTEREST INCOME AND INTEREST AND OTHER EXPENSE

    Interest income was $826,000 for the three months ended March 31, 2000, and $164,000 for the three months ended March 31, 1999. The increase in interest income is attributed to the interest on proceeds from our equity financings. Interest expense was $302,000 for the three months ended March 31, 2000, and $11,000 for the three months ended March 31, 1999. The increase in interest and other expense is attributable to the interest charges incurred on additional capital lease obligations as well as a loss on the sale of securities of $196,000.

RECENT EVENTS

    In January 2000, we acquired The Evergreen Project, Inc. for $1.95 million in cash and 18,896 shares of our common stock.

    In February 2000, we acquired Direct Hit Technologies, Inc. All outstanding shares were converted into 4,751,878 million shares of our common stock. Also included were options to purchase Direct Hit common stock which converted into options to purchase 331,596 shares of our common stock.

    In March 2000, the Company completed a follow-on offering of 1,715,000 shares of common stock at a purchase price per share of $76.00, which includes underwriter's exercise of an option to purchase an additional 315,000 shares. Net proceeds to the Company aggregated approximately $123 million (net of underwriters' commission and offering expenses of approximately $1.02 million).

    We are currently aware of a Staff Accounting Bulletin entitled SAB 101 "Revenue Recognition in Financial Statements," which was issued in December 1999 by the Securities and Exchange Commission. Due to complications surrounding the implementation of SAB 101, the SEC in March 2000 deferred the implementation date of certain provisions of SAB 101 until the quarter ended June 30, 2000, with retroactive application to transactions entered into during the quarter ended March 31, 2000. We believe that based on the current guidelines, our revenue recognition policy is in accordance with generally accepted accounting principles.

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

    As Internet advertising makes the transition from an emerging to a more developed market, seasonal and cyclical patterns may develop in our industry that may also affect our revenues. For instance, during 1999 and 1998 traffic levels on Ask Jeeves fluctuated during the summer and year-end vacation and holiday periods. Similar to traditional media, this may result in our advertising sales being lower during these periods. In addition, we believe that sales from electronic commerce will increase during the fourth quarter as a result of the holiday season and will fluctuate during other periods. Seasonality in the retail industry and in Internet service usage is likely to cause quarterly fluctuations in our results of operations and could harm our business.

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, we have financed our operations primarily through the private placement of equity securities and our initial public offering and our follow-on offering. As of March 31, 2000, we had $152.3 million in cash and cash equivalents and short-term investments. Net cash used in operating activities was $22.9 million for the three months ended March 31, 2000, and $2.9 million for the three months ended March 31, 1999. Net cash used in operating activities resulted primarily from net losses adjusted for non-cash operating activities and increases in accounts receivable, accrued merger costs and the timing of accounts payable settlements, partially offset by the timing of accrued compensation and related expenses, accrued marketing expenses, deferred revenue and other accrued liabilities. Net cash provided by investing activities was $21.0 million for the three months ended March 31, 2000, compared to net cash used of $6.4 million for the three months ended March 31, 1999. Net cash provided by investing activities related to the redemption of investments of $21.6 million and cash acquired by subsidiaries of $12.6 million, partially offset by purchases of investments of $10.3 million and property and equipment for $2.9 million for the three months ended March 31, 2000. Net cash provided by financing activities was $124.2 million for the three months ended March 31, 2000, and $26.5 million for the three months ended March 31, 1999. For the three months ended March 31, 2000, net cash provided by financing activities related primarily to net proceeds of $123 million from the sale of common equity securities in our follow-on offering.

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

    We currently believe that our available cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next twelve months. If we are unable to generate sufficient cash flows from operations to meet our anticipated needs for working capital and capital expenditures, we will need to raise additional funds to fund brand promotion, develop new or enhanced services, respond to competitive pressures or make acquisitions. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand, develop or enhance services, respond to competitive pressures or take advantage of acquisition opportunities, any of which could have an adverse impact on our business. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of the common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payment of dividends.

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

WE HAVE A HISTORY OF NET LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES

    We expect to have increasing net losses and negative cash flows for the foreseeable future. The size of these net losses will depend, in part, on the rate of growth of our revenues from our advertisers, corporate customers and electronic commerce merchants and on our expenses. It is critical to our success that we continue to expend financial and management resources to develop our brand loyalty through marketing and promotion, enhancement of our online personal service infrastructure and expansion of our other services. As a result, we expect that our operating expenses will increase significantly for the foreseeable future. With increased expenses, we will need to generate significant additional revenues to achieve profitability. Consequently, it is possible that we may never achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve or sustain profitability in the future, then we will be unable to continue our operations.

OUR ONLINE PERSONAL SERVICE INFRASTRUCTURE IS NOVEL AND UNPROVEN

    We will be successful only if Internet users adopt our natural-language services and popularity-based searches as their primary method of navigating the Internet. Internet users have a variety of search techniques, such as search engines, available to them to navigate the Internet. Users can also rely on methods, such as call centers, chat rooms and e-mail, rather than difficult-to-navigate corporate Web sites, to obtain information on products and services. It is difficult to predict the extent and rate of user adoption of our online personal service infrastructure. We cannot assure you that widespread acceptance of our services has occurred or will occur. Visitors to our online personal service infrastructure may use it once or twice and then revert to traditional search techniques to navigate the Internet or choose new search techniques.

OUR METHODS OF GENERATING REVENUE ARE RELATIVELY NEW AND LARGELY UNTESTED

    We generated approximately 51.7%, 29.2%, 10.1% and 9.0% of our revenues for the three months ended March 31, 2000 through Internet advertising, licensing to corporate customers, electronic commerce transaction fees and syndication fees for providing Internet-wide navigation services, respectively. Revenues from Internet advertising will make up a significant amount of our revenues for the foreseeable future. Since the Internet advertising market is new and rapidly evolving, we cannot yet gauge its effectiveness as compared to traditional advertising media. Advertisers that have traditionally relied on other advertising media may be reluctant to advertise on the Internet believing that Internet advertising is less effective than traditional advertising media for promoting their products and services. Consequently, they may allocate only limited portions of their advertising budgets to Internet advertising. Our business could be seriously harmed if Internet advertising does not continue to grow or if we are unsuccessful in increasing our advertising revenues. Furthermore, we rely on a third-party advertising service, provided by DoubleClick, Inc., to deliver advertisements to our users. If DoubleClick fails to deliver the advertisements as contracted for, due to reliability or performance problems, or if advertisements cannot be targeted as promised to advertisers, our revenues will decrease.

    Furthermore, we expect sales to corporate customers to constitute a growing percentage of our revenues. Our online personal service infrastructure has only been recently implemented onto corporate Web sites. As such, we cannot yet determine the effectiveness of our services compared to traditional methods of customer relationship management. If we cannot demonstrate to corporate customers that our services increase the rate at which browsers become purchasers, improves customer satisfaction on their Web sites and reduces expensive support costs, such as those associated with call centers, our ability to attract and retain corporate customers may be impaired.

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

TO MANAGE OUR GROWTH, WE NEED TO IMPROVE OUR SYSTEMS, CONTROLS AND PROCEDURES

    We have experienced and may continue to experience rapid growth, which has placed, and could continue to place, a significant strain on our managerial, financial and operational resources. We expect that the number of our employees, including management-level employees, will continue to increase for the foreseeable future. We must continue to improve our operational and financial systems and managerial controls and procedures, and we will need to continue to expand, as well as train and manage, our workforce. We cannot be assured that our systems, procedures or controls will be adequate to support our operations or that we will be able to manage any growth effectively. If we do not manage growth effectively, our business would be seriously harmed.

WE MAY NOT BE ABLE TO EFFECTIVELY COMPETE AGAINST OUR CURRENT AND POTENTIAL
  COMPETITORS

    We have a number of competitors for our online personal service infrastructure.

CORPORATE SERVICES GROUP

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

OUR RECENTLY FORMED INTERNATIONAL SUBSIDIARY MAY NOT BE SUCCESSFUL

    In the fourth quarter of 1999, we formed a wholly owned subsidiary, Ask Jeeves International, Inc., or AJI, for the purpose of marketing our online personal services infrastructure outside of the United States. AJI recently entered into a joint venture to provide our services in the United Kingdom. This expansion into international markets will require substantial management attention and financial resources. We cannot be certain that our investment in AJI and in establishing operations in other countries will produce the desired levels of revenue. In addition, AJI is subject to other inherent risks and problems, including:

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

IF WE FAIL TO MEET THE EXPECTATIONS OF THE PUBLIC MARKET ANALYSTS AND INVESTORS, THE MARKET PRICE OF OUR COMMON STOCK MAY DECREASE SIGNIFICANTLY.

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

FAILURE TO ADD OR RETAIN CORPORATE CUSTOMERS MAY HAVE AN ADVERSE EFFECT ON OUR
  REVENUES.

    In the coming year we expect that revenues associated with corporate customers will be dependent on a limited number of customers, comprised primarily of corporations with large, difficult-to-navigate Web sites. If we do not complete sales to a sufficient number of customers, our future revenues will be adversely affected.

    Most of our corporate customer contracts have a term of one year following the implementation of our services. As a result, if we are unable to offer value to our customers during the term of these contracts, or if our customers choose a competitor's service over our service, or if such customers decide to use their own proprietary technology to develop services similar to ours, such customers may not renew their contracts. If we do not obtain a sufficient number of contract renewals or if such renewal contracts are obtained on terms less favorable than the original contract, our business could be adversely affected.

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

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO RETAIN OUR CHIEF EXECUTIVE OFFICER.

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

THE OPERATING PERFORMANCE OF OUR SYSTEMS AND SERVERS IS CRITICAL TO OUR BUSINESS AND REPUTATION

    Any system failure, including network, software or hardware failure, that causes an interruption in our service or a decrease in responsiveness of Ask Jeeves could result in reduced user traffic on Ask Jeeves and reduced revenues. Our network and server equipment is located at Frontier Global Center in Palo Alto, California. Although we believe that our current back-up methods are adequate, we cannot be assured that the back-up servers will not fail or cause an interruption in our service.

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

WE MAY NOT BE ABLE TO ADAPT EVOLVING INTERNET TECHNOLOGIES AND CUSTOMER DEMANDS.

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

WE NEED TO EXPAND OUR SALES AND SUPPORT ORGANIZATIONS.

    We will continue to expand our advertising sales, syndication and corporate sales operations and marketing efforts to increase market awareness and sales of our products and services. We will need to increase our staff to support new customers and the expanding needs of our existing customers. Competition for highly-qualified sales personnel is intense, and we may not be able to hire the kind and number of sales personnel we are targeting. Hiring highly qualified customer service and account management personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of the Internet.

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

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS AND WE MAY BE LIABLE FOR INFRINGING UPON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

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

WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING TO MEET OUR FUTURE CAPITAL NEEDS.

    We currently anticipate that our available cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least twelve months. If we are unable to generate sufficient cash flows from operations to meet our anticipated needs for working capital and capital expenditures, we will need to raise additional funds to fund brand promotion, develop new or enhanced services, respond to competitive pressures or make acquisitions. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand, develop or enhance services, respond to competitive pressures or take advantage of acquisition opportunities, any of which could seriously harm our business. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of the common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payment of dividends.

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

    In addition, our option agreements under the 1996 Stock Option plan provide that if a change of control of Ask Jeeves occurs prior to the first anniversary of the vesting commencement date of an option, then the vesting which would have occurred by such anniversary shall occur. After the first anniversary of the date of grant, these option agreements provide that the vesting of each option shall accelerate by six months upon a change of control. As of March 31, 2000, there were 3,222,941 shares of common stock reserved for unvested options granted under this plan. Furthermore, offer letters with our executive officers provide for the payment of severance and acceleration of options upon the termination of these executive officers following a change of control of Ask Jeeves. These provisions in our stock option agreements and offer letters could have the effect of discouraging potential takeover attempts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk for interest rate changes relates primarily to its investment portfolio. The Company had no derivative financial instruments as of March 31, 2000 or December 31, 1999. The Company places its investment portfolio in high credit quality instruments and the amount of credit exposure to any one issue, issuer and type of instrument is limited. The Company does not expect any material loss with respect to its investment portfolio.

    The Company's investments are principally confined to our cash and cash equivalents and available-for-sale securities, which have short maturities and, therefore, minimal market risk.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In July 1999, IP Learn LLC filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint, which was amended by the plaintiff, alleges that aspects of the Company's technology infringes upon three patents alleged to be held by the plaintiff. The Company has answered the complaint and discovery has begun. Additionally, in December 1999, Patrick H. Winston and Boris Katz filed a complaint against the Company in the United States District Court for the District of Massachusetts. The complaint alleges that the Company's technology infringes two patents alleged to be held by the plaintiffs. The Company has answered the complaint, but discovery has not yet begun. The Company intends to vigorously defend against the allegations asserted in these complaints and believes it has meritorious defenses to the claims. However, the outcome of litigation is difficult to predict and could result in a judgment against the Company which could significantly affect the Company's consolidated financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable.

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBIT

    27.1 Financial Data Schedule

b) REPORTS ON FORM 8-K.

    We filed an amendment dated January 20, 2000 to our Current Report on 8-K dated December 2, 1999 to include the Supplemental Consolidated Financial Statements required under the report for our acquisition of Net Effect Systems, Inc. We filed a Current Report on Form 8-K dated February 14, 2000 to report under Item 2 thereof the acquisition of Direct Hit Technologies, Inc.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ASK JEEVES, INC.

May 12, 2000                                 By:                   /s/ ROBERT W. WRUBEL
                                                        ------------------------------------------
                                                                     Robert W. Wrubel
                                                                  CHIEF EXECUTIVE OFFICER
                                                               (PRINCIPAL EXECUTIVE OFFICER)

May 12, 2000                                 By:                     /s/ THOMAS E. LOW
                                                        ------------------------------------------
                                                                       Thomas E. Low
                                                                  CHIEF FINANCIAL OFFICER
                                                               (PRINCIPAL FINANCIAL OFFICER)

May 12, 2000                                 By:                  /s/ CHRISTINE M. DAVIS
                                                        ------------------------------------------
                                                                    Christine M. Davis
                                                          VICE PRESIDENT AND CORPORATE CONTROLLER
                                                              (PRINCIPAL ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER               DOCUMENT DESCRIPTION
---------------------       --------------------
        27.1                Financial Data Schedule