Form 10-Q
period 2000-06-30
ASK JEEVES INC
filed 2000-08-14
CIK 1054298

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

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                /X/ Yes  / / No

    The number of shares outstanding of the registrant's Common Stock as of July 31, 2000 was 35,675,514.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                ASK JEEVES, INC.
                               TABLE OF CONTENTS

                                                                         PAGE
                                                                       --------
                        PART I. FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets as of June 30, 2000
           and December 31, 1999.....................................      3

         Condensed Consolidated Statements of Operations for the
           three and six months ended June 30, 2000 and 1999.........      4

         Condensed Consolidated Statements of Cash Flows for the six
           months ended June 30, 2000 and 1999.......................      5

         Notes to Unaudited Condensed Consolidated Financial
           Statements................................................      6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     10

Item 3.  Quantitative and Qualitative Disclosure About Market Risk...     28

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     29

Item 2.  Change in Securities........................................     29

Item 3.  Defaults Upon Senior Securities.............................     29

Item 4.  Submission of Matters to a Vote of Securities Holders.......     29

Item 5.  Other Information...........................................     29

Item 6.  Exhibits and Reports on Form 8-K............................     29

Signature............................................................     30

                         PART I. FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                ASK JEEVES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)     (NOTE 1)
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................   $  94,302      $ 17,420
  Short-term investments....................................      47,323        34,110
  Accounts receivable, net..................................      17,229         8,459
  Prepaid expenses and other current assets.................       9,154         6,015
                                                               ---------      --------
    Total current assets....................................     163,009        66,004
Property and equipment, net.................................      15,805         7,416
Intangibles, net............................................     433,114         1,984
Other long-term assets......................................       7,271           360
                                                               ---------      --------
    Total assets............................................   $ 619,199      $ 75,764
                                                               =========      ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................   $  11,771      $  4,717
  Accrued compensation and related expenses.................      10,892         5,049
  Accrued marketing expenses................................       3,503         2,983
  Accrued merger costs......................................       1,543         5,280
  Other accrued liabilities.................................      11,357         4,453
  Deferred revenue..........................................      15,717         7,347
  Current portion of capital lease obligations..............         851           818
                                                               ---------      --------
    Total current liabilities...............................      55,634        30,647
Capital lease obligations, less current portion.............       1,917         2,351
Other liabilities...........................................       1,315         1,315
                                                               ---------      --------
    Total liabilities.......................................      58,866        34,313

Commitments

Stockholders' equity:
Common stock, $.001 par value; 150,000,000 shares
  authorized; 35,873,512 and 28,472,883 shares issued and
  outstanding at June 30, 2000 and December 31, 1999,
  respectively..............................................     711,360       107,236
Deferred stock compensation.................................      (1,286)       (5,175)
Accumulated deficit.........................................    (149,754)      (60,568)
Accumulated other comprehensive income......................          13           (42)
                                                               ---------      --------
    Total stockholders' equity..............................     560,333        41,451
                                                               ---------      --------
    Total liabilities and stockholders' equity..............   $ 619,199      $ 75,764
                                                               =========      ========

    See accompanying notes to the unaudited condensed consolidated financial statements.

                                ASK JEEVES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                              -----------------------------   -----------------------------
                                              JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999
                                              -------------   -------------   -------------   -------------
Revenues:
  Web Properties............................    $ 14,999        $  1,774       $    26,621     $     2,708
  Business Solutions........................      10,869           1,046            17,005           1,615
                                                --------        --------       -----------     -----------
  Total revenues............................      25,868           2,820            43,625           4,323

Cost of revenues:
  Web Properties............................       5,625           1,162             9,642           1,861
  Business Solutions........................       5,500           1,389             9,425           2,566
                                                --------        --------       -----------     -----------
Total cost of revenues......................      11,125           2,551            19,066           4,427

Gross profit................................      14,743             269            24,559            (104)

Operating expenses:
  Product development.......................       6,786           1,791            12,248           2,965
  Sales and marketing.......................      21,971           7,897            41,474          10,944
  General and administrative................       7,069           1,464            12,111           2,604
  Amortization of deferred stock
    compensation............................         375             592             1,229             909
  Amortization of goodwill..................      22,533              --            37,558              --
  Write-off of in-process technology........          --             361            11,652             361
                                                --------        --------       -----------     -----------

Total operating expenses....................      58,734          12,105           116,272          17,784
                                                --------        --------       -----------     -----------

Operating loss..............................     (43,991)        (11,836)          (91,713)        (17,888)

Other income, net...........................       2,004             372             3,027             540
                                                --------        --------       -----------     -----------

Net loss....................................    $(41,987)       $(11,464)      $   (89,186)    $   (17,363)
                                                ========        ========       ===========     ===========

Basic and diluted net loss per share........    $  (1.20)       $  (0.50)      $     (2.66)    $     (0.85)
                                                ========        ========       ===========     ===========

Weighted average shares outstanding used in
  computing basic and diluted net loss per
  share.....................................      35,066          22,998        33,499,181      20,410,715
                                                ========        ========       ===========     ===========
Revenues from related parties...............    $  2,732        $     --       $     2,942     $        --

    See accompanying notes to the unaudited condensed consolidated financial statements.

                                ASK JEEVES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                    SIX MONTHS ENDED
                                                              -----------------------------
                                                              JUNE 30, 2000   JUNE 30, 1999
                                                              -------------   -------------
OPERATING ACTIVITIES
Net loss....................................................    $(89,186)       $(17,363)
Adjustment to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................       2,219             328
  Compensation charge related to grants of stock options....          --             175
  Amortization of deferred stock compensation...............       1,229             909
  Amortization of intangibles...............................      40,076              90
  Write-off of in-process technology........................      11,652             361
  Changes in operating assets and liabilities:
    Accounts receivable.....................................      (7,689)         (1,893)
    Prepaids and other current assets.......................       3,106          (3,710)
    Other assets............................................          --             140
    Accounts payable........................................       4,908           2,944
    Accrued compensation and related expenses...............       5,563           1,244
    Accrued marketing expenses..............................        (660)          1,767
    Accrued merger costs....................................     (14,392)             --
    Other accrued liabilities...............................       6,155           2,922
    Deferred revenue........................................       7,987             796
                                                                --------        --------
Net cash used in operating activities.......................     (29,032)        (11,290)

INVESTING ACTIVITIES
Purchases of property and equipment.........................      (8,017)         (2,605)
Purchases of investments....................................     (42,131)        (10,093)
Proceeds from redemption of investments.....................      21,652              --
Cash acquired from subsidiaries.............................      12,646              --
                                                                --------        --------
Net cash used in investing activities.......................     (15,850)        (12,698)

FINANCING ACTIVITIES
Issuance of common stock....................................     126,211           2,420
Redemption of common stock..................................      (2,000)             --
Issuance of notes receivable to stockholders................      (2,046)           (400)
Issuance of preferred stock.................................          --          34,178
Repayment of capital lease obligations......................        (401)            (17)
                                                                --------        --------
Net cash provided by financing activities...................     121,764          36,181
                                                                --------        --------
Increase in cash and cash equivalents.......................      76,882          12,193
Cash and cash equivalents at beginning of period............      17,420           8,511
                                                                --------        --------
Cash and cash equivalents at end of period..................    $ 94,302        $ 20,704
                                                                ========        ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES
Deferred stock compensation in connection with common stock
  options issued to stockholders in exchange for services...    $     --        $    245
                                                                ========        ========
Interest paid...............................................    $    300        $     21
                                                                ========        ========

    See accompanying notes to the unaudited condensed consolidated financial statements.

                                ASK JEEVES, INC.

       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

    Ask Jeeves, Inc. ("Ask Jeeves" or the "Company") provides intuitive, intelligent natural language question answering technologies and services for companies seeking to target, acquire, convert and retain customers online. Ask Jeeves' solutions allow companies to connect users to information through automated search, natural language question answering, decision advisory support and interaction with live customer care representatives. The Company was incorporated in the State of California in June 1996, then subsequently reincorporated in the State of Delaware in June 1999.

BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Investments in affiliates in which the Company does not have a controlling interest are accounted for under the equity method and investments in which the Company does not exert significant influence are accounted for at cost. The accompanying condensed consolidated financial statements at June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 are unaudited but include all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair statement of the consolidated financial position, operating results and cash flows as of the interim date and for the periods presented. Results for the interim period ended June 30, 2000 and June 30, 1999 are not necessarily indicative of results for the entire fiscal year or future periods. The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

RECLASSIFICATIONS

    Certain prior period balances have been reclassified to conform to the current period presentation.

COMPUTATION OF NET LOSS PER SHARE

    Basic net loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of shares of the Company's common stock, after giving consideration to shares subject to repurchase, outstanding during the period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. The diluted earnings per share amount has not been reported because the Company has a net loss and the impact of the assumed exercise of the stock options and warrants is not dilutive.

                                ASK JEEVES, INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following table sets forth the computation of net loss per share (in thousands, except share and per share data):

                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                              -----------------------------   -----------------------------
                              JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999
                              -------------   -------------   -------------   -------------
                                       (UNAUDITED)                     (UNAUDITED)
Basic and diluted net loss
  per share
  Numerator: Net loss.......   $  (41,987)     $  (11,464)     $  (89,186)     $  (17,363)
Denominator: Weighted-
  average shares outstanding
  basic and diluted.........   35,065,953      22,997,570      33,499,181      20,410,715
                               ----------      ----------      ----------      ----------

Basic and diluted net loss
  per share.................   $    (1.20)     $    (0.50)     $    (2.66)     $    (0.85)
                               ==========      ==========      ==========      ==========

COMMITMENTS AND CONTINGENCIES

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

2.  BUSINESS SEGMENTS

    Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") establishes standards for reporting by public business enterprises of information about operating segments and geographic areas. For management reporting purposes, the Company is divided into two business groups, the Web Properties Group and the Business Solutions Group. Results of operations for these business groups include revenues, cost of revenues and gross profit (loss) information as provided below in accordance with FAS 131 are provided to the Company's Chief

                                ASK JEEVES, INC.

2.  BUSINESS SEGMENTS (CONTINUED)
Executive Officer (CEO) who is the Chief Operating Decision Maker. Summarized financial information by segment for the three and six month periods ended June 30, 2000 and 1999, reported to the CEO, is as follows (in thousands):

                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                              -----------------------------   -----------------------------
                              JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999
                              -------------   -------------   -------------   -------------
                                       (UNAUDITED)                     (UNAUDITED)
WEB PROPERTIES:
  Revenues..................     $14,999         $1,774          $26,621         $2,708
  Cost of revenues..........       5,625          1,162            9,642          1,861
                                 -------         ------          -------         ------
  Gross profit..............       9,374            612           16,979            847
                                 =======         ======          =======         ======

BUSINESS SOLUTIONS:
  Revenues..................     $10,869         $1,046          $17,004         $1,615
  Cost of revenues..........       5,500          1,389            9,424          2,566
                                 -------         ------          -------         ------
  Gross profit (loss).......       5,369           (343)           7,580           (951)
                                 =======         ======          =======         ======

    The Company provides its natural language question answering services and technology internationally through joint venture partnerships. Geographic information on revenue is as follows (in thousands):

                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                              -----------------------------   -----------------------------
                              JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999
                              -------------   -------------   -------------   -------------
                                       (UNAUDITED)                     (UNAUDITED)
REVENUES:
  North America.............     $22,898         $4,150          $40,403         $4,323
  International.............       2,970             --            3,222             --
                                 -------         ------          -------         ------
    Total...................     $25,868         $4,150          $43,625         $4,323

3.  COMPREHENSIVE INCOME

    The components of comprehensive income are as follows (in thousands):

                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                              -----------------------------   -----------------------------
                              JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999
                              -------------   -------------   -------------   -------------
                                       (UNAUDITED)                     (UNAUDITED)
Net loss....................    $(41,987)       $(11,464)       $(89,185)       $(17,363)
Other comprehensive income:
  Change in unrealized loss
    on investments, net of
    tax benefit of none.....          39              --              55              --
                                --------        --------        --------        --------
    Total comprehensive
      loss..................    $(41,948)       $(11,464)       $(89,130)       $(17,363)
                                ========        ========        ========        ========

                                ASK JEEVES, INC.

4.  RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," (SAB
101). SAB 101 provides that, in certain circumstances, revenues that are received within the first few months of a contract might have to be recognized over an extended period of time, instead of within the first months of the contract. Due to complications surrounding the implementation of SAB 101, the SEC has deferred the implementation date of certain provisions of SAB 101 until the quarter ended December 31, 2000, with retroactive application to transactions entered into during the quarter ended March 31, 2000. This extension will allow us and other companies impacted by SAB 101 adequate time to fully understand the broader implications of SAB 101 and to respond accordingly.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Except for the historical information contained herein, this overview and the following discussion contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Registration Statement on Form S-3 filed March 30, 2000 and Annual Report on Form 10-K filed
August 11, 2000. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein.

OVERVIEW

    We introduced Ask Jeeves on Ask.com in 1997 to provide Web users with a more satisfying and productive experience and to help companies target and acquire customers. In October 1998, we extended our natural language question answering technologies and services to corporate Web sites to help companies to convert shoppers to buyers, reduce support costs, understand customer preferences and improve customer retention. In November 1999, we acquired Net Effect
Systems, Inc., a provider of a live help service that enables real-time, text-based communication between a company and its online customers. In February 2000, we acquired Direct Hit Technologies, Inc., a leading provider of technology that aggregates and organizes online content to enable users to quickly find relevant and accurate information, products and services. We deliver our services through our Web Properties Group and our Business Solutions Group.

    Revenues associated with our Web Properties Group includes all revenue streams generated from the Web sites we own and operate, including Ask.com, DirectHit.com and AJKids.com. These revenues consist primarily of three components:

    - advertising revenues;

    - eCommerce lead generation revenues; and

    - dynamic customer targeting and acquisition solution revenues.

    We earn advertising revenues from advertising contracts by delivering impressions to users over a specified period of time for a fixed fee. Advertising rates, measured on a cost per thousand impressions, or CPM basis, are dependent on whether the impressions are displayed in general rotation throughout our Web sites or are directed to targeted visitors to Ask.com and DirectHit.com in the various channels available, such as the computer, entertainment, family, health, money, shopping and travel channels. Revenues are based upon actual impressions delivered as measured by our third-party advertising delivery provider, DoubleClick, Inc. We also generate revenues from the facilitation of electronic commerce. Revenues from electronic commerce are generated when a user clicks on the answer that links to an electronic commerce merchant's Web site on a cost per click, or CPC basis. Electronic commerce transaction fees are derived from short-term electronic commerce merchant contracts, generally over a three-to-six month period. Dynamic customer targeting and acquisition solution revenues are generated from targeting programs designed to maximize the effectiveness of the Ask Jeeves question answering and search technologies by creating dynamic, customized environments based on user behavior.

    Revenues from our Business Solutions Group includes all revenue streams that are derived from other companies and the licensing of our technology for use on companies' Web sites. These revenues consist of two components:

    - professional services;

    - maintenance and usage fees.

    Since their introduction in October 1998, our Business Solutions have been adopted by more than 115 corporate customers. We are targeting accounts in the vertical markets of technology, financial services, telecommunications, and retail. We recognize professional services, maintenance and usage fees ratably over the contractual term, generally twelve to fifteen months, commencing from the effective date of the contract. Payments received prior to delivering the knowledge base or providing maintenance and usage are recorded as deferred revenue and recognized ratably over the contractual term.

    Cost of revenues for our Web Properties Group consists primarily of salaries and related personnel costs associated with the content development, data analysis, testing and maintenance of our Web sites. Additionally, cost of revenues includes revenue sharing expenses associated with distribution relationships. Cost of revenues for our Business Solutions Group consists primarily of salaries and related personnel costs and other direct costs to provide professional services, information and maintenance services to our corporate customers. Cost of revenues also includes amortization charges related to certain technology assumed as part of our acquisitions. We believe that ongoing content development is required to remain competitive, and we expect that our production and content expenses will continue to increase in the future.

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

    Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses as well as advertising and promotional expenditures. We have a direct sales force dedicated to selling our services, which is supplemented by a number of strategic relationships with sales and implementation companies. We plan to increase our investments in sales, marketing, infrastructure and product management in an effort to capture market share faster.

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

    Other income includes income on our cash and short-term investments. Interest expense relates to interest due on our financing obligations.

    For the three months ended June 30, 2000, we recorded amortization of deferred stock compensation expense of $375,000. Additionally, deferred compensation was reduced by approximately $181,000 to adjust unvested options previously granted to consultants based upon current information. At June 30, 2000, we had a total of approximately $1.3 million remaining to be amortized over the corresponding vesting periods of the options, generally four years. Due to the graded vesting method of amortization, most of the deferred compensation charge will be incurred over the first two years of the vesting of the options.

    We have incurred significant net losses and negative cash flows from operations since our inception, and at June 30, 2000, we had an accumulated deficit of approximately $149.8 million. These losses have been funded primarily through the issuance of preferred and common equity securities, including our initial public offering in July 1999 and our follow-on offering in March 2000. We believe that we will continue to incur operating and net losses and negative cash flows from operations for the foreseeable future.

RESULTS OF OPERATIONS

    REVENUES

    Revenues were $25.9 million for the three months ended June 30, 2000, and $2.8 million for the three months ended June 30, 1999. Web Properties revenues were $15.0 million or 57.9% of total revenues for the three months ended
June 30, 2000 and $1.8 million or 62.9% of total revenues for the three months ended June 30, 1999. These revenues consisted of $8.8 million in advertising revenues for the three months ended June 30, 2000, and $1.7 million for the three months ended June 30, 1999. Electronic commerce revenues were $2.2 million for the three months ended June 30, 2000. There were no electronic commerce revenues for the three months ended June 30, 1999. Dynamic customer targeting and acquisition revenues were $4.0 million for the three months ended June 30, 2000 and $44,000 for the three months ended June 30, 1999. Business Solutions revenues were $10.9 million or 42.1% of total revenues for the three months ended June 30, 2000, and $1.0 million or 37.1% of total revenues for the three months ended June 30, 1999. These revenues consisted of $3.9 million in professional services fees for the three months ended June 30, 2000, and $295,000 in professional services fees for the three months ended June 30, 1999. Maintenance and information services revenues were $7.0 million for the three months ended June 30, 2000 and $751,000 for the three months ended June 30, 1999. Our reach increased to 11.8 million unique users in June 2000, representing approximately 117% growth over the 5.3 million unique users for December 1999. Ask.com ranked as the 15th most visited Web site in the June 2000 Media Metrix Internet Web properties listing.

    For the six months ended June 30, 2000, revenues were $43.6 million as compared with $4.3 million for the six months ended June 30, 1999. Web Properties revenues were $26.6 million or 61.0% of total revenues for the six months ended June 30, 2000 and $2.7 million or 62.7% of total revenues for the six months ended June 30, 1999. These revenues consisted of $18.0 million in advertising revenues for the six months ended June 30, 2000, and $2.6 million for the six months ended June 30, 1999. Electronic commerce revenues were $3.9 million for the six months ended June 30, 2000. There were no electronic commerce revenues for the six months ended June 30, 1999. Dynamic customer targeting and acquisition revenues were $4.7 million for the six months ended June 30, 2000 and $56,000 for the six months ended June 30, 1999. Business Solutions revenues were $17.0 million or 39.0% of total revenues for the six months ended June 30, 2000, and $1.6 million or 37.3% of total revenues for the three months ended June 30, 1999. These revenues consisted of $7.1 million in professional services fees for the six months ended June 30, 2000, and $375,000 in professional services fees for the six months ended June 30, 1999. Maintenance and information services revenues were $9.9 million for the three months ended June 30, 2000 and $1.2 for the three months ended June 30, 1999

COST OF REVENUES

    Cost of revenues for Web Properties was $5.6 million for the three months ended June 30, 2000 and $1.2 million for the three months ended June 30, 1999. The increase in cost of revenues is attributed to increased third-party advertising management fees, revenue sharing costs, hosting costs, and additional personnel and related personnel costs associated with developing, maintaining, analyzing and testing of Ask.com to support the growth in traffic and the resulting revenues. Cost of revenues for Business Solutions was $5.5 million for the three months ended June 30, 2000 and $1.4 million for the three months ended June 30, 1999. The increase in cost of revenues is attributed to personnel and related personnel costs associated with providing professional services, information and maintenance services to our customers. Cost of revenues also includes amortization charges related to assets acquired. We expect our hosting, third party advertising management fees, content development and Web site costs will continue to increase to meet the demands for Web services and to provide additional services to users of our services.

    For the six months ended June 30, 2000, cost of revenues for Web Properties was $9.6 million as compared with $1.9 million for the six months ended
June 30, 1999. The increase in cost of revenues is attributed to increased third-party advertising management fees, revenue sharing costs, hosting costs, and additional personnel and related personnel costs associated with developing, maintaining, analyzing and testing of Ask.com to support the growth in traffic and the resulting revenues. Cost of revenues for Business Solutions was $9.4 million for the six months ended June 30, 2000 and $2.6 million for the six months ended June 30, 1999. The increase in cost of revenues is attributed to personnel and related personnel costs associated with providing professional services, information and maintenance services to our customers. Cost of revenues also includes amortization charges related to assets acquired. We expect our hosting, third party advertising management fees, content development and Web site costs will continue to increase to meet the demands for Web services and to provide additional services to users of our services.

PRODUCT DEVELOPMENT EXPENSES

    Product development expenses were $6.8 million and $12.2 million for the three and six months ended June 30, 2000, respectively, and $1.8 million and $3.0 million for the three and six months ended June 30, 1999, respectively. The increase in expenses resulted from the hiring of additional personnel and related personnel costs, consultant fees, expenses related to the design, development, testing and enhancement of our technology and services. We believe the development of additional features and tools are vital for us to remain competitive in our industry. We anticipate that we will continue to devote substantial resources to product development. As a result, these costs are expected to continue to increase in future periods.

SALES AND MARKETING EXPENSE

    Sales and marketing expenses were $22.0 million and $41.5 million for the three and six months ended June 30, 2000, respectively, and $7.9 million and $10.9 million for the three and six months ended June 30, 1999, respectively. The increase in expenses are attributed to advertising expenses related to our branding campaign, the hiring of additional direct sales and marketing personnel and sales commissions associated with the increase in revenues. We intend to continue pursuing an aggressive brand-enhancement strategy, which will include mass market and multimedia advertising, promotional programs and public relations activities. These costs are expected to continue to increase in future periods.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses were $7.1 million and $12.1 million for the three and six months ended June 30, 2000, respectively, and $1.5 million and $2.6 for the three and six months ended June 30, 1999, respectively. The increase in expenses is attributed to hiring of additional personnel and related personnel costs for finance, legal, business development and internal information systems development and support that has accompanied the growth of our business, recruiting costs associated with filling key executive positions and depreciation expense associated with adding property and equipment. Costs associated with launching our international operations are also included.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

    For the three and six months ended June 30, 2000, we recorded $375,000 and $1.2 million respectively, in amortization of deferred stock compensation in connection with the grant of stock options to employees and consultants. This compares with $592,000 and $$909,000 for the three and six months ended
June 30, 1999, respectively. The decrease in amortization is due to our graded vesting method of amortization resulting in larger deferred compensation charges being incurred in earlier periods.

IN-PROCESS RESEARCH AND DEVELOPMENT

    For the three months ended June 30, 1999, we recorded purchased in-process research and development costs of $361,000 in connection with the acquisition of certain technology. For the six months ended June 30, 2000, we recorded purchased in-process research and development costs of $11.7 million.

OTHER INCOME

    Other income consists primarily of interest income offset partially by interest expense. Interest income was $2.2 million and $3.0 million for the three and six months ended June 30, 2000, respectively, and $377,000 and $540,000 for the three and six months ended June 30, 1999, respectively. The increase in interest income is attributed to the interest on proceeds from our equity financings. Interest expense was $197,000 and $499,000 for the three and six months ended June 30, 2000, respectively, and $5,000 and $16,000 for the three and six months ended June 30, 1999, respectively. The increase in interest and other expense is primarily attributable to the interest charges incurred on additional capital lease obligations.

RECENT EVENTS

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," (SAB
101). SAB 101 provides that, in certain circumstances, revenues that are received within the first few months of a contract might have to be recognized over an extended period of time, instead of within the first months of the contract. Due to complications surrounding the implementation of SAB 101, the SEC has deferred the implementation date of certain provisions of SAB 101 until the quarter ended December 31, 2000, with retroactive application to transactions entered into during the quarter ended March 31, 2000. This extension will allow us and other companies impacted by SAB 101 adequate time to fully understand the broader implications of SAB 101 and to respond accordingly.

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

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, we have financed our operations primarily through the private placement of equity securities and our initial public offering and our follow-on offering. As of June 30, 2000, we had $141.6 million in cash and cash equivalents and short-term investments. Net cash used in operating activities was $29.0 million for the six months ended June 30, 2000, and $11.3 million for the six months ended June 30, 1999. Net cash used in operating activities resulted primarily from net losses adjusted for non-cash operating activities and increases in accounts receivable and accrued merger costs, partially offset by the timing of accrued compensation and related expenses, deferred revenue and other accrued liabilities. Net cash used in investing activities was $15.9 million for the six months ended June 30, 2000, compared to $12.7 million for the six months ended June 30, 1999. Net cash used in investing activities related to the purchase of investments of $42.1 million and property and equipment for $8.0 million partially offset by cash acquired by subsidiaries of $12.6 million and redemptions of investments of $21.7 million for the six months ended June 30, 2000. Net cash provided by financing activities was $121.8 million for the six months ended June 30, 2000, and $36.2 million for the six months ended June 30, 1999. For the six months ended June 30, 2000, net cash provided by financing activities related primarily to net proceeds of $126.2 million from the sale of common equity securities.

    We have no material commitments or obligations other than those under capital and operating leases.

    Our capital requirements depend on numerous factors, including market acceptance of our services and the amount of resources we invest in site and content development, marketing and selling our services, and our brand promotions. We have experienced a substantial increase in our expenditures since our inception consistent with growth in our operations and staffing, and we anticipate that these expenses will continue for the foreseeable future. Additionally, we will continue to evaluate possible investments in businesses and technologies, and we plan to expand our sales and marketing programs and conduct more aggressive brand promotions.

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

    Any investment in our company must be considered in light of the problems frequently encountered by companies in new and rapidly evolving markets. To address the risks we face, we must, among other things:

    - maintain and enhance our brand;

    - expand our product and service offerings;

    - increase the amount of traffic to Ask.com and DirectHit.com;

    - increase the number and types of businesses that use our natural language question answering service;

    - increase the value of our natural language question answering service to our users, customers, electronic commerce merchants and advertisers; and

    - attract, integrate, retain and motivate qualified personnel.

    We cannot be certain that our business strategy will be successful or that we will successfully address these risks.

WE HAVE A HISTORY OF NET LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES

    We expect to have net losses and negative cash flows for the foreseeable future. The size of these net losses will depend, in part, on the rate of growth of our revenues from our advertisers, corporate customers and electronic commerce merchants and on our expenses. It is critical to our success that we continue to expend financial and management resources to develop our brand loyalty through marketing and promotion, enhancement of our natural language question answering service and expansion of our other services. As a result, we expect that our operating expenses will increase significantly for the foreseeable future. With increased expenses, we will need to generate significant additional revenues to achieve profitability. Consequently, it is possible that we may never achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve or sustain profitability in the future, then we will be unable to continue our operations.

OUR NATURAL LANGUAGE QUESTION ANSWERING SERVICE IS NOVEL AND UNPROVEN

    We will be successful only if Internet users adopt our natural-language services and popularity-based searches as their primary method of navigating the Internet. Internet users have a variety of search techniques, such as search engines, available to them to navigate the Internet. Users can also rely on methods, such as call centers, chat rooms and e-mail, rather than difficult-to-navigate corporate Web sites, to obtain information on products and services. It is difficult to predict the extent and rate of user adoption of our natural language question answering service. We cannot assure you that widespread acceptance of our services has occurred or will occur. Visitors to our natural language question answering service may use it once or twice and then revert to traditional search techniques to navigate the Internet or choose new search techniques.

OUR METHODS OF GENERATING REVENUE ARE RELATIVELY NEW AND LARGELY UNTESTED

    We generated approximately 34.0%, 27.0% and 8.5% of our revenues for the three months ended June 30, 2000 through Internet advertising, licensing to corporate customers and electronic commerce transaction fees, respectively. Revenues from Internet advertising will make up a significant amount of our revenues for the foreseeable future. Since the Internet advertising market is new and rapidly evolving, we cannot yet gauge its effectiveness as compared to traditional advertising media. Advertisers that have traditionally relied on other advertising media may be reluctant to advertise on the Internet believing that Internet advertising is less effective than traditional advertising media for promoting their products and services. Consequently, they may allocate only limited portions of their advertising budgets to Internet advertising. Our business could be seriously harmed if Internet advertising does not continue to grow or if we are unsuccessful in increasing our advertising revenues. Furthermore, we rely on a third-party advertising service, provided by DoubleClick, Inc., to deliver advertisements to our users. If DoubleClick fails to deliver the advertisements as contracted for, due to reliability or performance problems, or if advertisements cannot be targeted as promised to advertisers, our revenues will decrease.

    Furthermore, we expect Business Solution to constitute a growing percentage of our revenues. As of June 30, 2000, we had provided question answering technologies and services to more than 115 companies worldwide. If we cannot demonstrate to Business Solutions customers that our services increase the rate at which browsers become purchasers, improves customer satisfaction on their Web sites and reduces expensive support costs, such as those associated with call centers, our ability to attract and retain corporate customers may be impaired.

    In addition, a portion of our revenues are derived from the facilitation of electronic commerce transactions. The market for Internet products and services has only recently begun to develop and is rapidly changing. Therefore, the success of our business depends upon the adoption of the Internet as a medium for commerce by a broad base of customers. If this market fails to develop or develops more slowly than expected, or if our electronic commerce services do not achieve market acceptance, our business may suffer.

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

WE MAY NOT BE ABLE TO EFFECTIVELY COMPETE AGAINST OUR CURRENT AND POTENTIAL COMPETITORS

    We have a number of competitors for our natural language question answering service.

BUSINESS SOLUTIONS GROUP

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

WEB PROPERTIES GROUP

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

OUR INTERNATIONAL SUBSIDIARY MAY NOT BE SUCCESSFUL

    In the fourth quarter of 1999, we formed a wholly owned subsidiary, Ask Jeeves International, Inc., or AJI, for the purpose of marketing our natural language question answering service outside of the United States. AJI entered into a joint venture to provide our services in the United Kingdom. This expansion into international markets will require substantial management attention and financial resources. We cannot be certain that our investment in AJI and in establishing operations in other countries will produce the desired levels of revenue. In addition, AJI is subject to other inherent risks and problems, including:

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

OUR OPERATING RESULTS ARE VOLATILE AND DIFFICULT TO PREDICT

    You should not rely on our results of operations during any particular quarter as an indication of our future results for a full year or any other quarter. Our quarterly revenues and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including:

    - our ability to obtain new corporate customers, the length of time needed to implement our natural language question answering service for corporate customers and the timing of revenue recognition with respect to contracts with corporate customers;

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

    - credit risk of Internet and other companies within our customer base could affect future financial results;

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

FAILURE TO ADD OR RETAIN CORPORATE CUSTOMERS MAY HAVE AN ADVERSE EFFECT ON OUR REVENUES.

    In the coming year we expect that revenues associated with corporate customers will be comprised primarily of corporations with large, difficult-to-navigate Web sites. If we do not complete sales to a sufficient number of customers, our future revenues will be adversely affected.

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

IMPLEMENTING OUR SERVICES FOR OUR CORPORATE CUSTOMERS IS LABOR INTENSIVE.

    Because the implementation of our services is labor intensive, it is difficult to predict the length of the development cycle. Factors that affect the length of the development cycle include the overall size and complexity of the Web site, the interaction with the customer and the dynamic nature of the content. Generally, it takes three to four months to launch a customized version of our services. The long development cycle makes it difficult to predict the delivery time to the customer, realize our revenue goals and manage our internal hiring needs to meet new projects. In addition, in order to meet increased demand by corporate customers, we may have to hire additional people and train them in advance of orders. When we outsource development of custom knowledge bases, we will have little control over the speed and quality of the development. Any decline in the speed or quality of the implementation of our services could seriously harm our business.

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

WE FACE RISKS RELATED TO EXPANDING INTO RELATIVELY NEW SERVICES AND BUSINESS AREAS, IN PARTICULAR, ELECTRONIC COMMERCE.

    To increase our revenues, we will need to expand our operations by promoting new or complementary products and by expanding the breadth and depth of our services. In particular, our future success will, in part, depend on our ability to substantially increase revenues through the facilitation of electronic commerce transactions. The market for electronic commerce services is extremely competitive. In January 2000, we entered this market and we have little experience in it thus we may have limited success in it. The expansion of our electronic commerce services may strain our management, financial and operational resources. Our expansion into new product and service offerings may not be timely or may not generate sufficient revenues to offset their cost. If this occurs, our business, operating results and financial condition will be seriously harmed.

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

THE INTEGRATION OF NEW MANAGEMENT PERSONNEL MAY INTERFERE WITH OUR OPERATIONS

    We have recently hired new management personnel, including a new President and Chief Financial Officer. To integrate into Ask Jeeves, these individuals must spend a significant amount of time learning our business model and management system in addition to performing their regular duties. Accordingly, the integration of new personnel has resulted and will continue to result in some disruption to our ongoing operations.

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

THE OPERATING PERFORMANCE OF OUR SYSTEMS AND SERVERS IS CRITICAL TO OUR BUSINESS AND REPUTATION

    Any system failure, including network, software or hardware failure, that causes an interruption in our service or a decrease in responsiveness of Ask Jeeves could result in reduced user traffic on Ask Jeeves and reduced revenues. We have network and server equipment located at AboveNet, Exodus, Frontier Global Center and Qwest in various locations throughout California, Massachusetts and London, England. Although we believe that our current back-up methods are adequate, we cannot be assured that the back-up servers will not fail or cause an interruption in our service.

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

OUR SECURITY COULD BE BREACHED, WHICH COULD DAMAGE OUR REPUTATION AND DETER CUSTOMERS FROM USING OUR SERVICES

    We must protect our computer systems and network from physical break-ins, security breaches and other disruptive problems caused by the Internet or other users. Computer break-ins could jeopardize the security of information stored in and transmitted through our computer systems and network, which could adversely affect our ability to retain or attract customers, damage our reputation and subject us to litigation. We could be subject to denial of service, vandalism and other attacks on its systems by Internet hackers. Although we intend to continue to implement security technology and establish operational procedures to prevent break-ins, damage and failures, these security measures may fail. Our insurance coverage in certain circumstances may be insufficient to cover issues that may result from such events.

WE MAY NOT BE ABLE TO ADAPT EVOLVING INTERNET TECHNOLOGIES AND CUSTOMER DEMANDS.

    To be successful, we must adapt to rapidly changing Internet technologies by continually enhancing our products and services and introducing new services to address our customers' changing needs. We could incur substantial development or acquisition costs if we need to modify our services or infrastructure to adapt to changes affecting providers of Internet services. Our business could be seriously harmed if we incur significant costs to adapt to these changes. If we cannot adapt to these changes, or do not sufficiently increase the features and functionality of our products and services, our customers may switch to the product and service offerings of our competitors. Furthermore, our competitors or potential competitors may develop a novel method of Internet navigation that is equal or superior to those we offer. As a result, demand for our natural language question answering technologies and services may decrease.

WE MAY FACE POTENTIAL LIABILITY FOR INVASION OF PRIVACY.

    We have a policy against using personally identifiable information obtained from users of our natural language question answering technologies and services without the user's permission. In the past, the Federal Trade Commission has investigated companies that have used personally identifiable information without permission or in violation of a stated privacy policy. If we use this information without permission or in violation of our policy, we may face potential liability for invasion of privacy for compiling and providing information to our corporate customers and electronic commerce merchants.

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

FUTURE SALES OF STOCK COULD AFFECT OUR STOCK PRICE

    If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, in the public market, the market price of our common stock could fall. In particular, in July 2000, the lockup agreement executed by several of our affiliates elapsed. Such stockholders are eligible to sell all vested shares. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

    In addition, our option agreements under the 1996 Stock Option plan provide that if a change of control of Ask Jeeves occurs prior to the first anniversary of the vesting commencement date of an option, then the vesting which would have occurred by such anniversary shall occur. After the first anniversary of the date of grant, these option agreements provide that the vesting of each option shall accelerate by six months upon a change of control. As of June 30, 2000, there were 3,222,941 shares of common stock reserved for unvested options granted under this plan. Furthermore, offer letters with our executive officers provide for the payment of severance and acceleration of options upon the termination of these executive officers following a change of control of Ask Jeeves. These provisions in our stock option agreements and offer letters could have the effect of discouraging potential takeover attempts.

ASK JEEVES' STOCK PRICE MAY FLUCTUATE SIGNIFICANTLY REGARDLESS OF ASK JEEVES' ACTUAL OPERATING PERFORMANCE.

    Ask Jeeves common stock is listed for trading on the Nasdaq National Market. The trading price of Ask Jeeves common stock may be highly volatile. Ask Jeeves' stock price may be subject to wide fluctuations in response to a variety of factors, including:

    - actual or anticipated variations in quarterly operating results and announcements of technological innovations;

    - new products or services offered by Ask Jeeves or its competitors;

    - changes in financial estimates by securities analysts;

    - conditions or trends in the Internet services industry and the online customer service segment in particular;

    - Ask Jeeves' announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

    - additions or departures of key personnel;

    - sales of common stock; and

    - other events that may be beyond Ask Jeeves' control.

    In addition, the Nasdaq National Market, where most publicly held Internet companies are traded, has recently experienced extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may materially adversely affect the market price of Ask Jeeves' common stock, regardless of Ask Jeeves' actual operating performance. In the past, following periods of volatility in the market price of an individual company's securities, securities class action litigation often has been instituted against that company. This type of litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk for interest rate changes relates primarily to its investment portfolio. The Company had no derivative financial instruments as of June 30, 2000 or December 31, 1999. The Company places its investment portfolio in high credit quality instruments and the amount of credit exposure to any one issue, issuer and type of instrument is limited. The Company does not expect any material loss with respect to its investment portfolio.

    The Company's investments are principally confined to our cash and cash equivalents and available-for-sale securities, which have short maturities.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)  EXHIBIT

    27.1   Financial Data Schedule

b)  REPORTS ON FORM 8-K.

    We filed an amendment dated April 11, 2000 to our Current Report on 8-K dated February 14, 2000 to include the Supplemental Consolidated Financial Statements required under the report for our acquisition of Direct Hit Technologies, Inc.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ASK JEEVES, INC.

August 14, 2000                              By:  /s/ ROBERT W. WRUBEL
                                                  ------------------------------------------
                                                  Robert W. Wrubel
                                                  CHIEF EXECUTIVE OFFICER
                                                  (PRINCIPAL EXECUTIVE OFFICER)

August 14, 2000                              By:  /s/ THOMAS E. LOW
                                                  ------------------------------------------
                                                  Thomas E. Low
                                                  CHIEF FINANCIAL OFFICER
                                                  (PRINCIPAL FINANCIAL OFFICER)

August 14, 2000                              By:  /s/ CHRISTINE M. DAVIS
                                                  ------------------------------------------
                                                  Christine M. Davis
                                                  VICE PRESIDENT AND CORPORATE CONTROLLER
                                                  (PRINCIPAL ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER           DOCUMENT DESCRIPTION
       -------          --------------------
        27.1            Financial Data Schedule