Form 10-Q/A
period 2000-06-30
ASK JEEVES INC
filed 2000-08-25
CIK 1054298

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

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

                         PART I. FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                ASK JEEVES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)     (NOTE 1)
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................   $  94,302      $ 17,420
  Short-term investments....................................      47,323        34,110
  Accounts receivable, net..................................      17,229         8,459
  Prepaid expenses and other current assets.................       4,155         6,015
                                                               ---------      --------
    Total current assets....................................     163,009        66,004
Property and equipment, net.................................      15,805         7,416
Intangibles, net............................................     433,114         1,984
Other long-term assets......................................       7,271           360
                                                               ---------      --------
    Total assets............................................   $ 619,199      $ 75,764
                                                               =========      ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................   $  11,771      $  4,717
  Accrued compensation and related expenses.................      10,892         5,049
  Accrued marketing expenses................................       3,503         2,983
  Accrued merger costs......................................       1,543         5,280
  Other accrued liabilities.................................      11,357         4,453
  Deferred revenue..........................................      15,717         7,347
  Current portion of capital lease obligations..............         851           818
                                                               ---------      --------
    Total current liabilities...............................      55,634        30,647
Capital lease obligations, less current portion.............       1,917         2,351
Other liabilities...........................................       1,315         1,315
                                                               ---------      --------
    Total liabilities.......................................      58,866        34,313

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

                                ASK JEEVES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                              -----------------------------   -----------------------------
                                              JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999
                                              -------------   -------------   -------------   -------------
Revenues:
  Web Properties............................   $    14,999     $     1,774     $    26,621     $     2,708
  Business Solutions........................        10,869           1,046          17,005           1,615
                                               -----------     -----------     -----------     -----------
  Total revenues............................        25,868           2,820          43,626           4,323

Cost of revenues:
  Web Properties............................         5,625           1,162           9,642           1,861
  Business Solutions........................         5,500           1,389           9,425           2,566
                                               -----------     -----------     -----------     -----------
Total cost of revenues......................        11,125           2,551          19,067           4,427

Gross profit................................        14,743             269          24,559            (104)

Operating expenses:
  Product development.......................         6,786           1,791          12,248           2,965
  Sales and marketing.......................        21,971           7,897          41,474          10,944
  General and administrative................         7,069           1,464          12,111           2,605
  Amortization of deferred stock
    compensation............................           375             592           1,229             909
  Amortization of goodwill..................        22,533              --          37,558              --
  Write-off of in-process technology........            --             361          11,652             361
                                               -----------     -----------     -----------     -----------

Total operating expenses....................        58,734          12,105         116,272          17,784
                                               -----------     -----------     -----------     -----------

Operating loss..............................       (43,991)        (11,836)        (91,713)        (17,888)

Other income, net...........................         2,004             372           2,527             525
                                               -----------     -----------     -----------     -----------

Net loss....................................   $   (41,987)    $   (11,464)    $   (89,186)    $   (17,363)
                                               ===========     ===========     ===========     ===========

Basic and diluted net loss per share........   $     (1.20)    $     (0.50)    $     (2.66)    $     (0.85)
                                               ===========     ===========     ===========     ===========

Weighted average shares outstanding used in
  computing basic and diluted net loss
  per share.................................    35,065,953      22,997,570      33,499,181      20,410,715
                                               ===========     ===========     ===========     ===========
Revenues from related parties...............   $     2,732     $        --     $     2,942     $        --

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

                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                              -----------------------------   -----------------------------
                              JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999
                              -------------   -------------   -------------   -------------
                                       (UNAUDITED)                     (UNAUDITED)
WEB PROPERTIES:
  Revenues..................     $14,999         $1,774          $26,621         $2,708
  Cost of revenues..........       5,625          1,162            9,642          1,861
                                 -------         ------          -------         ------
  Gross profit..............       9,374            612           16,979            847
                                 =======         ======          =======         ======

BUSINESS SOLUTIONS:
  Revenues..................     $10,869         $1,046          $17,005         $1,615
  Cost of revenues..........       5,500          1,389            9,425          2,566
                                 -------         ------          -------         ------
  Gross profit (loss).......       5,369           (343)           7,580           (951)
                                 =======         ======          =======         ======

    The Company provides its natural language question answering services and technology internationally through joint venture partnerships. Geographic information on revenue is as follows (in thousands):

                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                              -----------------------------   -----------------------------
                              JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999
                              -------------   -------------   -------------   -------------
                                       (UNAUDITED)                     (UNAUDITED)
REVENUES:
  North America.............     $22,898         $2,820          $40,403         $4,323
  International.............       2,970             --            3,223             --
                                 -------         ------          -------         ------
    Total...................     $25,868         $2,820          $43,626         $4,323

3.  COMPREHENSIVE INCOME

    The components of comprehensive income are as follows (in thousands):

                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                              -----------------------------   -----------------------------
                              JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999
                              -------------   -------------   -------------   -------------
                                       (UNAUDITED)                     (UNAUDITED)
Net loss....................    $(41,987)       $(11,464)       $(89,186)       $(17,363)
Other comprehensive income:
  Change in unrealized loss
    on investments, net of
    tax benefit of none.....          39              --              55              --
                                --------        --------        --------        --------
    Total comprehensive
      loss..................    $(41,948)       $(11,464)       $(89,131)       $(17,363)
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

    For the six months ended June 30, 2000, revenues were $43.6 million as compared with $4.3 million for the six months ended June 30, 1999. Web Properties revenues were $26.6 million or 61.0% of total revenues for the six months ended June 30, 2000 and $2.7 million or 62.7% of total revenues for the six months ended June 30, 1999. These revenues consisted of $18.0 million in advertising revenues for the six months ended June 30, 2000, and $2.6 million for the six months ended June 30, 1999. Electronic commerce revenues were $3.9 million for the six months ended June 30, 2000. There were no electronic commerce revenues for the six months ended June 30, 1999. Dynamic customer targeting and acquisition revenues were $4.7 million for the six months ended June 30, 2000 and $56,000 for the six months ended June 30, 1999. Business Solutions revenues were $17.0 million or 39.0% of total revenues for the six months ended June 30, 2000, and $1.6 million or 37.3% of total revenues for the six months ended June 30, 1999. These revenues consisted of $7.1 million in professional services fees for the six months ended June 30, 2000, and $375,000 in professional services fees for the six months ended June 30, 1999. Maintenance and information services revenues were $9.9 million for the six months ended June 30, 2000 and $1.2 for the six months ended June 30, 1999

COST OF REVENUES

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

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amendment to its report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ASK JEEVES, INC.

August 25, 2000                              By:  /s/ ROBERT W. WRUBEL
                                                  ------------------------------------------
                                                  Robert W. Wrubel
                                                  CHIEF EXECUTIVE OFFICER
                                                  (PRINCIPAL EXECUTIVE OFFICER)

August 25, 2000                              By:  /s/ THOMAS E. LOW
                                                  ------------------------------------------
                                                  Thomas E. Low
                                                  CHIEF FINANCIAL OFFICER
                                                  (PRINCIPAL FINANCIAL OFFICER)

August 25, 2000                              By:  /s/ CHRISTINE M. DAVIS
                                                  ------------------------------------------
                                                  Christine M. Davis
                                                  VICE PRESIDENT AND CORPORATE CONTROLLER
                                                  (PRINCIPAL ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER           DOCUMENT DESCRIPTION
       -------          --------------------
        27.1            Financial Data Schedule