Form 10-Q
period 2000-09-30
ASK JEEVES INC
filed 2000-11-14
CIK 1054298

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                                ---------------

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-26521

                                ASK JEEVES, INC.

             (Exact name of registrant as specified in its charter)

DELAWARE                                          94-3334199
(State or other jurisdiction                   (IRS Employer
of                                       Identification No.)
Incorporation or organization)

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

                                 [X] Yes [ ] No

    The number of shares outstanding of the registrant's Common Stock as of October 31, 2000 was 36,175,710.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                ASK JEEVES, INC.
                               TABLE OF CONTENTS

                                                                         PAGE
                                                                       --------
                        PART I. FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements:
         Condensed Consolidated Balance Sheets as of September 30,
         2000 and December 31, 1999..................................      3
         Condensed Consolidated Statements of Operations for the
         three and nine months ended September 30, 2000 and 1999.....      4
         Condensed Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2000 and 1999....................      5
         Notes to the Unaudited Condensed Consolidated Financial
         Statements..................................................      7
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     11
Item 3.  Quantitative and Qualitative Disclosure About Market Risk...     30

                          PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................     31
Item 2.  Change in Securities........................................     31
Item 3.  Defaults Upon Senior Securities.............................     31
Item 4.  Submission of Matters to a Vote of Securities Holders.......     31
Item 5.  Other Information...........................................     31
Item 6.  Exhibits and Reports on Form 8-K............................     31
Signatures...........................................................     32

                         PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                ASK JEEVES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)      (NOTE 1)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  99,340       $ 17,420
  Short-term investments....................................       33,848         34,110
  Accounts receivable, net..................................       23,795          8,459
  Prepaid expenses and other current assets.................        6,999          6,015
                                                                ---------       --------
    Total current assets....................................      163,982         66,004
Property and equipment, net.................................       16,682          7,416
Intangible assets, net......................................      409,450          1,984
Other long-term assets......................................        7,201            360
                                                                ---------       --------
    Total assets............................................    $ 597,315       $ 75,764
                                                                =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $   5,017       $  4,717
  Accrued compensation and related expenses.................       12,286          5,049
  Accrued marketing expenses................................        2,759          2,983
  Accrued merger costs......................................        1,442          5,280
  Other accrued liabilities.................................       11,954          4,453
  Deferred revenue..........................................       34,884          7,347
  Current portion of capital lease obligations..............          868            818
                                                                ---------       --------
    Total current liabilities...............................       69,210         30,647
  Capital lease obligations, less current portion...........        1,693          2,351
  Other liabilities.........................................        1,315          1,315
                                                                ---------       --------
    Total liabilities.......................................       72,218         34,313

Commitments

Stockholders' equity:
Common stock, $.001 par value; 150,000,000 shares
  authorized; 36,154,088 and 28,472,883 shares issued and
  outstanding at September 30, 2000 and December 31, 1999,
  respectively..............................................      714,279        107,236
Deferred stock compensation.................................         (993)        (5,175)
Accumulated deficit.........................................     (188,213)       (60,568)
Accumulated other comprehensive income......................           24            (42)
                                                                ---------       --------
    Total stockholders' equity..............................      525,097         41,451
                                                                ---------       --------
    Total liabilities and stockholders' equity..............    $ 597,315       $ 75,764
                                                                =========       ========

    See accompanying notes to the unaudited condensed consolidated financial statements.

                                ASK JEEVES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                2000            1999            2000            1999
                                            -------------   -------------   -------------   -------------
Revenues:
  Web Properties..........................   $    15,862     $     4,118     $    42,483     $     6,826
  Business Solutions (1) .................        13,167           2,684          30,172           4,299
                                             -----------     -----------     -----------     -----------
  Total revenues..........................        29,029           6,802          72,655          11,125
Cost of revenues:
  Web Properties..........................         4,551           1,804          14,193           3,665
  Business Solutions......................         5,772           2,087          15,197           4,653
                                             -----------     -----------     -----------     -----------
  Total cost of revenues..................        10,323           3,891          29,390           8,318

Gross profit/(loss).......................        18,706           2,911          43,265           2,807

Operating expenses:
  Product development.....................         6,343           2,347          18,591           5,313
  Sales and marketing.....................        20,896          10,390          62,370          21,335
  General and administrative..............         7,481           2,077          19,592           4,681
  Amortization of deferred stock
    compensation..........................           306             696           1,535           1,605
  Amortization of goodwill................        22,533              --          60,091              --
  Write-off of acquired in-process
    technology............................            --              --          11,652             361
                                             -----------     -----------     -----------     -----------
Total operating expenses..................        57,559          15,510         173,831          33,295
                                             -----------     -----------     -----------     -----------
Operating loss............................       (38,853)        (12,599)       (130,566)        (30,488)
Other income, net.........................         2,203             777           4,731           1,302
                                             -----------     -----------     -----------     -----------
Net loss before taxes.....................       (36,650)        (11,822)       (125,835)        (29,186)
                                             -----------     -----------     -----------     -----------
Provision for income taxes................         1,810              --           1,810              --
                                             -----------     -----------     -----------     -----------
Net loss..................................   $   (38,460)    $   (11,822)    $  (127,645)    $   (29,186)
                                             ===========     ===========     ===========     ===========
Basic and diluted net loss per share......   $     (1.08)    $     (0.44)    $     (3.74)    $     (1.65)
                                             ===========     ===========     ===========     ===========
Weighted average shares outstanding used
  in computing basic and diluted net loss
  per share...............................    35,479,976      26,859,523      34,161,975      17,659,947
                                             ===========     ===========     ===========     ===========
(1) Revenues from related parties.........   $     4,206     $        --     $     7,504     $        --
                                             ===========     ===========     ===========     ===========

    See accompanying notes to the unaudited condensed consolidated financial statements.

                                ASK JEEVES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2000            1999
                                                              -------------   -------------
OPERATING ACTIVITIES
Net loss....................................................    $(127,645)      $(29,186)
Adjustment to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................        3,809            700
  Loss on disposal of assets................................            3             11
  Issuance of common stock to consultants...................           --             28
  Compensation charge related to grants of stock options....           --            175
  Amortization of deferred stock compensation...............        1,535          1,605
  Amortization of intangible assets.........................       64,030            199
  Write-off of in-process technology........................       11,652            361
  Changes in operating assets and liabilities:
    Accounts receivable.....................................      (14,255)        (6,602)
    Prepaid expenses and other current assets...............          261         (1,943)
    Other long-term assets..................................         (220)            98
    Accounts payable........................................       (1,846)         1,436
    Accrued compensation and related expenses...............        6,958          3,685
    Accrued marketing expenses..............................       (1,405)           855
    Accrued merger costs....................................      (14,492)            --
    Other accrued liabilities...............................        6,749          3,169
    Deferred revenue........................................       27,154          2,595
                                                                ---------       --------
Net cash used in operating activities.......................      (37,712)       (22,815)

INVESTING ACTIVITIES
Purchases of property and equipment.........................      (10,487)        (4,717)
Purchases of investments....................................      (42,131)       (25,315)
Proceeds from redemption of investments.....................       35,139             --
Acquisition of businesses, net of cash and cash
  equivalents...............................................       12,646             --
                                                                ---------       --------

Net cash provided by (used in) by investing activities......       (4,833)       (30,031)

FINANCING ACTIVITIES
Issuance of common stock....................................      129,347         47,578
Repurchase of common stock..................................       (2,254)            --
Issuance (repayment) of notes receivable to stockholders....       (2,021)          (400)
Issuance of preferred stock.................................           --         34,178
Proceeds from capital lease financings......................           --          1,809
Repayment of capital lease obligations......................         (607)          (184)
                                                                ---------       --------
Net cash provided by financing activities...................      124,465         82,981
                                                                ---------       --------
Increase in cash and cash equivalents.......................       81,920         30,134
Cash and cash equivalents at beginning of period............       17,420          8,511
                                                                ---------       --------
Cash and cash equivalents at end of period..................    $  99,340       $ 38,645
                                                                =========       ========

                                ASK JEEVES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                           (IN THOUSANDS) (Continued)

                                                                    NINE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2000            1999
                                                              -------------   -------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES
  Capital lease obligations incurred........................    $      --       $    928
                                                                =========       ========
  Common stock warrants issued in connection with lease
    financings..............................................    $      --       $    158
                                                                =========       ========
  Deferred stock compensation in connection with common
    stock options issued to stockholders in exchange for
    services................................................    $      --       $    245
  Foreign taxes paid........................................    $     310       $     --
                                                                =========       ========
  Interest paid.............................................    $     300       $     31
                                                                =========       ========

    See accompanying notes to the unaudited condensed consolidated financial statements.

                                ASK JEEVES, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

    Ask Jeeves, Inc. ("Ask Jeeves" or the "Company") provides natural language question answering technologies and services to deliver a humanized online experience. Ask Jeeves' solutions enable companies to convert online shoppers to buyers, reduce support costs, understand customer preferences and improve customer retention. The Company was incorporated in the State of California in June 1996, then subsequently reincorporated in the State of Delaware in June 1999.

BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Investments in affiliates in which the Company does not have a controlling interest are accounted for under the equity method and investments in which the Company does not exert significant influence are accounted for at cost. The accompanying condensed consolidated financial statements at September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 are unaudited but include all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair statement of the consolidated financial position, operating results and cash flows as of the interim date and for the periods presented. Results for the interim periods ended September 30, 2000 and September 30, 1999 are not necessarily indicative of results for the entire fiscal year or future periods. The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

COMPUTATION OF NET LOSS PER SHARE

    Basic net loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of shares of the Company's common stock, excluding shares subject to repurchase, outstanding during the period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. The diluted earnings per share

                                ASK JEEVES, INC.

                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) amounts are equivalent to the basic net loss per share amounts because the Company has a net loss and the impact of the assumed exercise of the stock options and warrants is not dilutive.

    The following table sets forth the computation of net loss per share (in thousands, except share and per share data):

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                2000            1999            2000            1999
                                            -------------   -------------   -------------   -------------
Basic and diluted net loss per share
  Numerator: Net loss.....................   $   (38,460)    $   (11,822)    $  (127,645)    $   (29,186)
  Denominator: Weighted-average shares
    outstanding basic and diluted.........    35,479,976      26,859,523      34,161,975      17,659,947
                                             -----------     -----------     -----------     -----------
  Basic and diluted net loss per share....   $     (1.08)    $     (0.44)    $     (3.74)    $     (1.65)
                                             ===========     ===========     ===========     ===========

COMMITMENTS AND CONTINGENCIES

    Capital lease obligations for equipment represent the present value of future lease payments under the agreements. The Company has options to purchase the leased assets at the end of the lease terms.

    In July 1999, IP Learn LLC filed a complaint against us in the United States District Court for the Northern District of California, which was amended by the plaintiff, which alleges that aspects of the Ask Jeeves technology infringe one or more patents alleged to be held by the plaintiff. We have answered the complaint and discovery has begun. Additionally, in December 1999, Patrick H. Winston and Boris Katz filed a complaint against us in the United States District Court for the District of Massachusetts. The complaint alleges that our technology infringes two patents alleged to be held by the plaintiffs. We have answered the complaint and discovery has begun. We intend to vigorously defend against the allegations asserted in these complaints and we believe we have meritorious defenses to the claims. The results of any litigation matter are inherently uncertain. In the event of an adverse result in either of these lawsuits, or in any other litigation with third parties that could arise in the future with respect to intellectual property rights relevant to our products or services, we could be required to pay substantial damages, including treble damages if we are held to have willfully infringed, to cease the use of infringing products or services, to expend significant resources to develop non-infringing technology or to attempt to obtain licenses to the infringing technology on commercially reasonable terms, if at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, we cannot assure you that these lawsuits will not materially and adversely affect our business.

    The Company is also subject to various legal proceedings, claims, and litigation arising in the ordinary course of business. The Company's management does not expect that the ultimate costs to resolve these matters, including the matters discussed in the following paragraph, will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

                                ASK JEEVES, INC.

                                  (UNAUDITED)

2. BUSINESS SEGMENTS

    For management reporting purposes, the Company is divided into two business groups, the Web Properties Group and the Business Solutions Group. Results of operations for these business groups include revenues, cost of revenues and gross profit (loss) information as provided to the Company's President, who is the Chief Operating Decision Maker. Summarized financial information by segment for the three and nine month periods ended September 30, 2000 and 1999, as reported to the President is as follows (in thousands):

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                2000            1999            2000            1999
                                            -------------   -------------   -------------   -------------
WEB PROPERTIES:
  Revenues................................     $15,862         $4,118          $42,483         $6,826
  Cost of revenues........................       4,551          1,804           14,193          3,665
                                               -------         ------          -------         ------
  Gross profit (loss).....................      11,311          2,314           28,290          3,161
                                               =======         ======          =======         ======

BUSINESS SOLUTIONS:
  Revenues................................     $13,167         $2,684          $30,172         $4,299
  Cost of revenues........................       5,772          2,087           15,197          4,653
                                               -------         ------          -------         ------
  Gross profit (loss).....................       7,395            597           14,975           (354)
                                               =======         ======          =======         ======

    The Company provides its natural language question answering technologies and services internationally through joint venture partnerships. Geographic information on revenue is as follows (in thousands):

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                2000            1999            2000            1999
                                            -------------   -------------   -------------   -------------
REVENUES:
  North America...........................     $24,484         $6,802          $64,532         $11,125
  International...........................       4,545             --            8,123              --
                                               -------         ------          -------         -------
  Total...................................     $29,029         $6,802          $72,655         $11,125

3. COMPREHENSIVE INCOME (LOSS)

    The components of comprehensive income (loss) are as follows (in thousands):

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                2000            1999            2000            1999
                                            -------------   -------------   -------------   -------------
Net loss..................................    $(38,460)       $(11,822)       $(127,645)      $(29,186)
Other comprehensive income:
  Change in unrealized loss on
    investments...........................          11              --               66             --
                                              --------        --------        ---------       --------
    Total comprehensive loss..............    $(38,449)       $(11,822)       $(127,579)      $(29,186)
                                              ========        ========        =========       ========

                                ASK JEEVES, INC.

                                  (UNAUDITED)

4. RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," (SAB
101). SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition and classification in financial statements. The company is adopting SAB 101 in the fourth quarter of 2000 and does not expect its adoption to have a material impact on its revenues or results of operations.

                                ASK JEEVES, INC.

                                  (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Except for the historical information contained herein, this overview and the following discussion contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Registration Statement on Form S-3 filed August 11, 2000 and our Annual Report on Form 10-K filed
March 30, 2000. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein.

OVERVIEW

    Ask Jeeves is a leading provider of natural language question answering technologies and services. We deliver our services through our Web Properties Group and our Business Solutions Group.

    Revenues associated with our Web Properties Group include all revenue streams generated from the Web sites we own and operate. This includes Ask.com, DirectHit.com and AJKids.com. These revenues consist primarily of three components:

    - advertising revenues;

    - eCommerce lead generation revenues; and

    - targeting and acquisition solution revenues.

    We earn advertising revenues from advertising contracts by delivering impressions to users over a specified period of time for a fixed fee. Advertising rates, measured on a cost per thousand impressions, or CPM basis, are dependent on whether the impressions are displayed in general rotation throughout our Web sites or are directed to targeted visitors to Ask.com and DirectHit.com in the various channels available, such as the computer, entertainment, family, health, money, shopping and travel channels. Revenues are based upon actual impressions delivered as measured by our third-party advertising delivery provider, DoubleClick, Inc. We also generate revenues from the facilitation of electronic commerce. Revenues from electronic commerce are generated when a user clicks on the answer that links to an electronic commerce merchant's Web site on a cost per click, or CPC basis. Electronic commerce transaction fees are derived from short-term electronic commerce merchant contracts, generally over a three-to-six month period. Targeting and acquisition solution revenues are generated from targeting programs designed to maximize the effectiveness of the Ask Jeeves' question answering and search technologies by creating dynamic, customized environments based on user behavior.

    Revenues from our Business Solutions Group include all revenue streams that are derived from companies licensing our technology. These revenues consist of two components:

    - professional services;

    - maintenance and usage fees.

    Since their introduction in October 1998, our Business Solutions have been adopted by more than 125 corporate customers. We are targeting accounts in the vertical markets of technology, financial services, telecommunications, retail, travel and government. We recognize professional services, maintenance and usage fees ratably over the contractual term, generally twelve months, commencing from the implementation of service. Payments received prior to service implementation or providing

                                ASK JEEVES, INC.

                                  (UNAUDITED)

maintenance and usage are recorded as deferred revenue and recognized ratably over the contractual term.

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

    Other income includes income on our cash and short-term investments, partially offset by interest due on our financing obligations.

    For the three months ended September 30, 2000, we recorded amortization of deferred stock compensation expense of $306,000. At September 30, 2000, we had a total of approximately $993,000 remaining to be amortized over the corresponding vesting periods of the options, generally four years. Due to the graded vesting method of amortization, most of the deferred compensation charge will be incurred over the first two years of the vesting of the options.

    Amortization of goodwill relates to various purchase acquisitions, which is amortized ratably over the estimated economic lives of the respective assets, generally five years.

    We have incurred significant net losses and negative cash flows from operations since our inception, and at September 30, 2000, we had an accumulated deficit of approximately $188.2 million. These losses have been funded primarily through the issuance of preferred and common equity securities, including our initial public offering in July 1999 and our follow-on offering in March 2000. We believe that we will continue to incur operating and net losses and negative cash flows from operations for the foreseeable future.

                                ASK JEEVES, INC.

                                  (UNAUDITED)

RESULTS OF OPERATIONS

    REVENUES

    Revenues were $29.0 million for the three months ended September 30, 2000, and $6.8 million for the three months ended September 30, 1999. Web Properties revenues were $15.8 million or 54.5% of total revenues for the three months ended September 30, 2000 and $4.1 million or 60.3% of total revenues for the three months ended September 30, 1999. These revenues consisted of $8.0 million in advertising revenues for the three months ended September 30, 2000, and $3.9 million for the three months ended September 30, 1999. Electronic commerce revenues were $2.2 million for the three months ended September 30, 2000, and $149,000 for the three months ended September 30, 1999. Targeting and acquisition revenues were $5.6 million for the three months ended September 30, 2000 and $81,000 for the three months ended September 30, 1999. Our reach extended to 10.9 million unique users in September 2000, as compared with
11.8 million unique users for June 2000. We believe that the difference is due to normal seasonal factors that we experience during the summer months that adversely impact traffic. Ask.com ranked as the 19th most visited Web site in the September 2000 Media Metrix Internet Web properties listing.

    Business Solutions revenues were $13.2 million or 45.5% of total revenues for the three months ended September 30, 2000, and $2.7 million or 39.7% of total revenues for the three months ended September 30, 1999. These revenues consisted of $3.7 million in professional services fees for the three months ended September 30, 2000, and $1.2 million in professional services fees for the three months ended September 30, 1999. Maintenance and information services revenues were $9.5 million for the three months ended September 30, 2000 and $1.5 million for the three months ended September 30, 1999.

    For the nine months ended September 30, 2000, revenues were $72.7 million as compared with $11.1 million for the nine months ended September 30, 1999. Web Properties revenues were $42.5 million or 58.5% of total revenues for the nine months ended September 30, 2000 and $6.8 million or 61.3% of total revenues for the nine months ended September 30, 1999. These revenues consisted of $26.0 million in advertising revenues for the nine months ended September 30, 2000, and $6.5 million for the nine months ended September 30, 1999. Electronic commerce revenues were $6.1 million for the nine months ended September 30, 2000 and $150,000 for the nine months ended September 30, 1999. Targeting and acquisition revenues were $10.4 million for the nine months ended September 30, 2000 and $136,000 for the nine months ended September 30, 1999.

    Business Solutions revenues were $30.2 million or 41.5% of total revenues for the nine months ended September 30, 2000, and $4.3 million or 38.7% of total revenues for the nine months ended September 30, 1999. These revenues consisted of $10.8 million in professional services fees for the nine months ended September 30, 2000, and $1.6 million in professional services fees for the nine months ended September 30, 1999. Maintenance and information services revenues were $19.3 million for the nine months ended September 30, 2000 and $2.7 million for the nine months ended September 30, 1999.

COST OF REVENUES

    Cost of revenues for Web Properties was $4.5 million for the three months ended September 30, 2000 and $1.8 million for the three months ended
September 30, 1999. The increase in cost of revenues is attributed to increased third-party advertising management fees, revenue sharing costs, hosting costs,

                                ASK JEEVES, INC.

                                  (UNAUDITED)

and additional personnel and related personnel costs associated with developing, maintaining, analyzing and testing of Ask.com to support the growth in traffic and the resulting revenues. Cost of revenues for Business Solutions was $5.8 million for the three months ended September 30, 2000 and $2.1 million for the three months ended September 30, 1999. The increase in cost of revenues is attributed to personnel and related personnel costs associated with providing professional services, information and maintenance services to our customers. Cost of revenues also includes amortization charges related to assets acquired. We expect our hosting, third party advertising management fees, content development and Web site costs will continue to increase to meet the demands for Web services and to provide additional services to users of our services.

    For the nine months ended September 30, 2000, cost of revenues for Web Properties was $14.2 million as compared with $3.7 million for the nine months ended September 30, 1999. The increase in cost of revenues is attributable to increased third-party advertising management fees, revenue sharing costs, hosting costs, and additional personnel and related personnel costs associated with developing, maintaining, analyzing and testing of Ask.com to support the growth in traffic and the resulting revenues. Cost of revenues for Business Solutions was $15.2 million for the nine months ended September 30, 2000 and $4.6 million for the nine months ended September 30, 1999. The increase in cost of revenues is attributable to personnel and related personnel costs associated with providing professional services, information and maintenance services to our customers. Cost of revenues also includes amortization charges related to assets acquired. We expect our hosting, third party advertising management fees, content development and Web site costs will continue to increase to meet the demands for Web services and to provide additional services to users of our services.

PRODUCT DEVELOPMENT EXPENSES

    Product development expenses were $6.3 million and $18.6 million for the three and nine months ended September 30, 2000, respectively, and $2.3 million and $5.3 million for the three and nine months ended September 30, 1999, respectively. The increase in expenses resulted from the hiring of additional personnel and related personnel costs, consultant fees, expenses related to the design, development, testing and enhancement of our technology and services. We believe the development of additional features and tools are vital for us to remain competitive in our industry. We anticipate that we will continue to devote substantial resources to product development. As a result, these costs are expected to continue to increase in future periods.

SALES AND MARKETING EXPENSE

    Sales and marketing expenses were $20.9 million and $62.4 million for the three and nine months ended September 30, 2000, respectively, and $10.4 million and $21.3 million for the three and nine months ended September 30, 1999, respectively. The increase in expenses is attributable to advertising expenses related to our branding campaign, the hiring of additional direct sales and marketing personnel and sales commissions associated with the increase in revenues. We intend to continue pursuing an aggressive brand-enhancement strategy, which will include mass market and multimedia advertising, promotional programs and public relations activities. These costs are expected to continue to increase in future periods.

                                ASK JEEVES, INC.

                                  (UNAUDITED)

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses were $7.5 million and $19.6 million for the three and nine months ended September 30, 2000, respectively, and $2.1 million and $4.7 for the three and nine months ended September 30, 1999, respectively. The increase in expenses is attributable to hiring of additional personnel and related personnel costs for finance, legal, business development and internal information systems development and support that has accompanied the growth of our business, recruiting costs associated with filling key executive positions and depreciation expense associated with adding property and equipment. Costs associated with launching our international operations are also included.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

    For the three and nine months ended September 30, 2000, we recorded $306,000 and $1.5 million respectively, in amortization of deferred stock compensation in connection with the grant of stock options to employees and consultants. This compares with $696,000 and $1.6 million for the three and nine months ended September 30, 1999, respectively. The decrease in amortization is due to our graded vesting method of amortization resulting in larger deferred compensation charges being incurred in earlier periods.

AMORTIZATION OF GOODWILL

    For the three and nine months ended September 30, 2000, we recorded
$22.5 million and $60.1 million respectively, in amortization of goodwill, compared with no amortization for the three and nine months ended September 30, 1999. The increase is due to various acquisitions that took place in the fourth quarter of 1999 and the first quarter of 2000.

IN-PROCESS RESEARCH AND DEVELOPMENT

    For the nine months ended September 30, 1999, we recorded a write-off of purchased in-process research and development costs of $361,000 in connection with the acquisition of certain technology that took place in 1999. For the nine months ended September 30, 2000, we recorded purchased in-process research and development costs of $11.7 million as a result of acquisitions that took place in the fourth quarter of 1999 and first quarter of 2000.

OTHER INCOME

    Other income was $2.2 million and $4.7 million, respectively, for the three and nine months ended September 30, 2000 as compared with $777,000 and $1.3 million, respectively, for the three and nine months ended September 30, 1999. Other income consists primarily of interest income offset partially by interest expense. Interest income was $2.2 million and $5.2 million for the three and nine months ended September 30, 2000, respectively, and $841,000 and $1.4 million for the three and nine months ended September 30, 1999, respectively. The increase in interest income is attributable to the interest on proceeds from our equity financings.

RECENT EVENTS

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," (SAB
101). SAB 101, as amended,

                                ASK JEEVES, INC.

                                  (UNAUDITED)

summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition and classification in financial statements. The company is adopting SAB 101 in the fourth quarter of 2000 and does not expect its adoption to have a material impact on its revenues or results of operations.

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

    As Internet advertising continues to make the transition from an emerging market to a more developed market, seasonal and cyclical patterns are developing in our industry that may also affect our revenues. For instance, during 2000, 1999 and 1998 traffic levels on Ask Jeeves fluctuated during the summer and year-end vacation and holiday periods. Similar to traditional media, this may result in our advertising sales being lower during these periods. In addition, we believe that sales from electronic commerce will increase during the fourth quarter as a result of the holiday season and will fluctuate during other periods. Seasonality in the retail industry and in Internet service usage is likely to cause quarterly fluctuations in our results of operations and could harm our business.

                                ASK JEEVES, INC.

                                  (UNAUDITED)

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, we have financed our operations primarily through the private placement of equity securities and our initial public offering and our follow-on offering. As of September 30, 2000, we had $133.2 million in cash and cash equivalents and short-term investments. Net cash used in operating activities was $37.7 million for the nine months ended September 30, 2000, and $22.8 million for the nine months ended September 30, 1999. Net cash used in operating activities for the nine months ended September 30, 2000 resulted primarily from net losses adjusted for non-cash operating activities and increases in accounts receivable and accrued merger costs, partially offset by the timing of accrued compensation and related expenses, deferred revenue and other accrued liabilities. Net cash used in investing activities was $4.8 million for the nine months ended September 30, 2000, compared to $30.0 million for the same period a year ago. Net cash used in investing activities related to the purchase of investments of $42.1 million and property and equipment for $10.5 million partially offset by cash acquired by subsidiaries of $12.6 million and redemptions of investments of $35.1 million for the nine months ended September 30, 2000. Net cash provided by financing activities was $124.5 million for the nine months ended September 30, 2000, and related primarily to net proceeds of $129.3 million from the sale of common equity securities. Net cash provided by financing activities for the nine months ended September 30, 1999 was $82.9 million.

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

                                 BUSINESS RISKS

OUR BUSINESS IS EXTREMELY DIFFICULT TO EVALUATE BECAUSE OUR OPERATING HISTORY IS
  LIMITED

    We were incorporated in June 1996 and launched Ask Jeeves, at Ask.com, our public Web site, in April 1997. Our business model is constantly evolving. Because the Internet is constantly evolving, we may need to change our business model to adapt to those changes.

    Any investment in our company must be considered in light of the problems frequently encountered by companies in new and rapidly evolving markets. To address the risks we face, we must, among other things:

    - maintain and enhance our brand;

    - expand our product and service offerings;

    - increase the amount of traffic to Ask.com and DirectHit.com;

    - increase the number and types of businesses that use our natural language question answer technologies and services;

    - increase the value of our natural language question answer technologies and services to our users, customers, electronic commerce merchants and advertisers; and

    - attract, integrate, retain and motivate qualified personnel.

    We cannot be certain that our business strategy will be successful or that we will successfully address these risks.

WE HAVE A HISTORY OF NET LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES

    We expect to have net losses and negative cash flows for the foreseeable future. The size of these net losses will depend, in part, on the rate of growth of our revenues from our advertisers, corporate customers and electronic commerce merchants and on our expenses. It is critical to our success that we continue to expend financial and management resources to develop our brand loyalty through marketing and promotion, enhancement of our natural language question answer technologies and services and expansion of our other services. As a result, we expect that our operating expenses will increase significantly for the foreseeable future. With increased expenses, we will need to generate significant additional revenues to achieve profitability. Consequently, it is possible that we may never achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve or sustain profitability in the future, then we will be unable to continue our operations.

OUR NATURAL LANGUAGE QUESTION ANSWER TECHNOLOGIES AND SERVICES ARE NOVEL AND
  UNPROVEN

    We will be successful only if Internet users adopt our natural-language services and popularity-based searches as their primary method of navigating the Internet. Internet users have a variety of search techniques, such as search engines, available to them to navigate the Internet. Users can also rely on methods, such as call centers, chat rooms and e-mail, rather than difficult-to-navigate corporate Web sites, to obtain information on products and services. It is difficult to predict the extent and rate of user adoption of our natural language question answer technologies and services. We cannot assure you that widespread acceptance of our services has occurred or will occur. Visitors to our natural language question answer services may use it once or twice and then revert to traditional search techniques to navigate the Internet or choose new search techniques.

OUR METHODS OF GENERATING REVENUE ARE RELATIVELY NEW AND LARGELY UNTESTED

    We generated approximately 27.6%, 32.7%, and 7.6% of our revenues for the three months ended September 30, 2000 through Internet advertising, licensing to corporate customers and electronic commerce transaction fees, respectively. Revenues from Internet advertising will make up a significant amount of our revenues for the foreseeable future. Since the Internet advertising market is new and rapidly evolving, we cannot yet gauge its effectiveness as compared to traditional advertising media. Advertisers that have traditionally relied on other advertising media may be reluctant to advertise on the Internet believing that Internet advertising is less effective than traditional advertising media for promoting their products and services. Consequently, they may allocate only limited portions of their advertising budgets to Internet advertising. Our business could be seriously harmed if Internet advertising does not continue to grow or if we are unsuccessful in increasing our advertising revenues. Furthermore, we rely on a third-party advertising service, provided by DoubleClick, Inc., to deliver advertisements to our users. If DoubleClick fails to deliver the advertisements as contracted for, due to reliability or performance problems, or if advertisements cannot be targeted as promised to advertisers, our revenues may decrease.

    Furthermore, we expect Business Solutions to constitute a growing percentage of our revenues. As of September 30, 2000, we had provided question answering technologies and services to more than 125 companies worldwide. If we cannot demonstrate to Business Solutions customers that our services increase the rate at which browsers become purchasers, improve customer satisfaction on their Web sites and reduce expensive support costs, such as those associated with call centers, our ability to attract and retain corporate customers may be impaired.

    In addition, a portion of our revenues are derived from the facilitation of electronic commerce transactions. The market for Internet products and services continues to develop and is rapidly changing. Therefore, the success of our business depends upon the adoption of the Internet as a medium for commerce by a broad base of customers. If this market fails to develop or develops more slowly than expected, or if our electronic commerce services do not achieve market acceptance, our business may suffer.

OUR PAST AND FUTURE ACQUISITIONS MAY BE DIFFICULT TO INTEGRATE, DISRUPT OUR
  BUSINESS, DILUTE STOCKHOLDER VALUE OR DIVERT MANAGEMENT ATTENTION.

    We have acquired a number of companies and are continuing to integrate the products, services, technologies and personnel from each company into Ask Jeeves. We may encounter problems associated with the assimilation of these companies including:

    - difficulties in assimilation of acquired personnel, operations, technologies or products;

    - unanticipated costs associated with the acquisitions;

    - diversion of management's attention from other business concerns;

    - adverse effects on our existing business relationships with our customers; and

    - inability to retain employees of acquired companies.

    If we are unable to successfully integrate our acquired companies or to create new or enhanced services, we may not achieve the anticipated benefits from our acquisitions. If we fail to achieve the anticipated benefits from the acquisitions, we may incur increased expenses and experience a shortfall in our anticipated revenues and we may not obtain a satisfactory return on our investment. In addition, if any significant number of employees fails to remain employed with us, we may experience difficulties in achieving the expected benefits of the acquisitions.

    As part of our business strategy, we may in the future seek to acquire or invest in additional businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. These future acquisitions could pose the same risks to our business posed by our prior acquisitions. In addition, with future acquisitions, we could use substantial portions of our available cash as all or a portion of the purchase price. We could also issue additional securities as consideration for these acquisitions, which could cause our stockholders to suffer significant dilution.

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

WE MAY NOT BE ABLE TO EFFECTIVELY COMPETE AGAINST OUR CURRENT AND POTENTIAL
  COMPETITORS

    We have a number of competitors for our natural language question answering technologies and services.

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

OUR INTERNATIONAL SUBSIDIARIES MAY NOT BE SUCCESSFUL

    Our wholly owned subsidiary, Ask Jeeves International, Inc., or AJI, was formed for the purpose of marketing our natural language question answering technologies and services outside of the United States. AJI has entered into joint ventures to provide our services in the United Kingdom and Japan and to the Spanish-speaking market worldwide. This expansion into international markets will require substantial management attention and financial resources. We cannot be certain that our investment in AJI and in establishing operations in other countries will produce the desired levels of revenue. In addition, AJI is subject to other inherent risks and problems, including:

    - the impact of recessions in economies outside the United States;

    - greater difficulty in accounts receivable collections;

    - unexpected changes in regulatory requirements;

    - difficulties and costs of staffing and managing foreign operations;

    - reduced protection for intellectual property rights in some countries;

    - unanticipated tax costs associated with the cross-border use of intangible assets;

    - political and economic instability;

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

OUR OPERATING RESULTS ARE VOLATILE AND DIFFICULT TO PREDICT

    You should not rely on our results of operations during any particular quarter as an indication of our future results for a full year or any other quarter. Our quarterly revenues and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including:

    - our ability to obtain new corporate customers, the length of time needed to implement our natural language question answering technologies and services for corporate customers and the timing of revenue recognition with respect to contracts with corporate customers;

    - our ability to obtain new advertising contracts, maintain existing ones and effectively manage our advertising inventory;

    - the number of users of our Web sites, Web sites syndicating our services and the Web sites of our corporate customers;

    - our ability to attract and retain advertisers;

    - our ability to link our electronic commerce merchants to potential customers;

    - seasonal and other fluctuations in demand for our electronic commerce services and for advertising space on our Web sites;

    - our ability to develop and introduce new technology;

    - announcements and new technology introductions by our competitors;

    - our ability to attract and retain key personnel;

    - costs relating to possible acquisitions and integration of technologies or businesses;

    - credit risk of Internet companies within our customer base could affect future financial results;

    - rate changes for advertising on our Web sites;

    - marketing expenses and technology infrastructure costs as well as other costs that we may incur as we expand our operations; and

    - the timing of charges related to the acquisitions and any amortization of expenses related to the acquisitions.

    We have experienced lower traffic during the year-end holiday season and a slower rate of growth during the summer months. Given our limited operating history, user traffic on our Web sites is extremely difficult to forecast accurately. Moreover, obtaining new corporate customers depends on many factors that we are not able to control, such as the allocation of budgetary resources by potential customers. The average sales cycle for obtaining new corporate customers has typically ranged from two to four months. Therefore, it is difficult to predict the number of corporate customers that we will have in the future. We may be unable to adjust spending to compensate for an unexpected shortfall in our revenues. In addition we expect our operating expenses to increase as we expand our engineering, sales and marketing operations, broaden our customer support capabilities, develop new strategic alliances, fund increased levels of research and development and build our operational infrastructure. As a result, if we experience an unexpected shortfall in revenues, or if our revenues do not grow faster than the increase in these expenses, we could experience significant variations in the operating results from quarter to quarter.

IF WE FAIL TO MEET THE EXPECTATIONS OF THE PUBLIC MARKET ANALYSTS AND INVESTORS,
  THE MARKET PRICE OF OUR COMMON STOCK MAY DECREASE SIGNIFICANTLY.

    Public market analysts and investors have not been able to develop consistent financial models for the Internet market because of the unpredictable rate of growth of Internet use, the rapidly changing models of doing business on the Internet and the Internet's relatively low barriers to entry. As a result, and because of the other risks noted in this discussion, it may be likely that our actual results will not meet the expectations of public market analysts and investors in future periods. If this occurs, the price of our common stock will likely fall.

FAILURE TO ADD OR RETAIN CORPORATE CUSTOMERS MAY HAVE AN ADVERSE EFFECT ON OUR
  REVENUES.

    In the coming year we expect that revenues associated with corporate customers will be comprised primarily of corporations with large, difficult-to-navigate Web sites. If we do not complete sales to a sufficient number of customers, our future revenues will be adversely affected.

    Most of our corporate customer contracts have a term of one year following the implementation of our services. As a result, if we are unable to offer value to our customers during the term of these contracts, or if our customers choose a competitor's service over our service, or if our customers decide to use their own proprietary technology to develop services similar to ours, those customers may not renew their contracts. If we do not obtain a sufficient number of contract renewals or if such renewal contracts are obtained on terms less favorable than the original contract, our business could be adversely affected.

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

    Visitors to Ask.com use the site to obtain direct access to the information, products and services they need through the display of a third-party Web page containing the answer to the user's question. We have little control over the content contained on these third-party Web sites. If these third-party Web sites do not contain high-quality, up-to-date and useful information to the user, the utility of our service to the user will be reduced, which could seriously harm our business.

WE MAY BE LIABLE FOR OUR LINKS TO THIRD-PARTY WEB SITES.

    We could be exposed to claims for liability with respect to the selection of third-party Web sites that may be accessible through Ask.com and DirectHit.com. These claims might include, among others, that by linking to Web sites operated by third parties, we may be liable for copyright or trademark infringement or other unauthorized actions by these third-party Web sites. Other claims may be based on errors or false or misleading information provided on Ask.com, including information deemed to constitute professional advice such as legal, medical, financial or investment advice. Other claims may be based on our links to sexually explicit Web sites and our provision of sexually explicit advertisements when this content is displayed. While no such claims are pending and we do not believe that any such claim would have legal merit, our business could be seriously harmed due to the cost of investigating and defending these claims, even to the extent these claims do not result in liability. Implementing measures to reduce our exposure to such claims may require us to spend substantial resources and limit the attractiveness of our service to users.

WE FACE RISKS RELATED TO EXPANDING INTO RELATIVELY NEW SERVICES AND BUSINESS
  AREAS.

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

THE INTEGRATION OF NEW MANAGEMENT PERSONNEL MAY INTERFERE WITH OUR OPERATIONS

    We have recently hired new management personnel, including a new President. To integrate into Ask Jeeves, these individuals must spend a significant amount of time learning our business model and management system in addition to performing their regular duties. Accordingly, the integration of new personnel has resulted and will continue to result in some disruption to our ongoing operations.

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

WE MAY FACE POTENTIAL LIABILITY, LOSS OF USERS AND DAMAGE TO OUR REPUTATION FOR
  VIOLATION OF PRIVACY POLICIES.

    We have a policy against using personally identifiable information obtained from users of our natural language question answering technologies and without the user's permission. In the past, the Federal Trade Commission has investigated companies that have used personally identifiable information without permission or in violation of a stated privacy policy. If we use this information without permission or in violation of our policy, we may face potential liability for invasion of privacy for compiling and providing information to our corporate customers and electronic commerce merchants.

WE NEED TO EXPAND OUR SALES AND SUPPORT ORGANIZATIONS.

    We will continue to expand our Web Properties sales and Business Solutions sales operations and marketing efforts to increase market awareness and sales of our products and services. We will need to increase our staff to support new customers and the expanding needs of our existing customers. Competition for highly-qualified sales personnel is intense, and we may not be able to hire the kind and number of sales personnel we are targeting. Hiring highly qualified customer service and account management personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of the Internet.

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

WE MAY FACE POTENTIAL ELECTRONIC COMMERCE-RELATED LIABILITIES AND EXPENSES.

    Arrangements with electronic commerce merchants may expose us to legal risks and uncertainties, including potential claims for liabilities to consumers of the products and services offered by these electronic commerce merchants. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

    Some of the risks that may result from these arrangements with businesses engaged in electronic commerce include:

    - potential claims for liabilities for illegal activities that may be conducted by participating merchants;

    - product liability or other tort claims relating to goods or services sold through third-party commerce sites;

    - claims for consumer fraud and false or deceptive advertising or sales practices;

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

    Even to the extent that such claims do not result in material liability, investigating and defending such claims could seriously harm our business. For example, investigating and defending any such claims may require significant financial and human resources, may result in negative publicity for our company and injure our business reputation.

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

    In July 1999, IP Learn LLC filed a complaint against us in the United States District Court for the Northern District of California, which was amended by the plaintiff, which alleges that aspects of the Ask Jeeves technology infringe one or more patents alleged to be held by the plaintiff. We have answered the complaint and discovery has begun. Additionally, in December 1999, Patrick H. Winston and Boris Katz filed a complaint against us in the United States District Court for the District of Massachusetts. The complaint alleges that our technology infringes two patents alleged to be held by the plaintiffs. We have answered the complaint and discovery has begun. We intend to vigorously defend against the allegations asserted in these complaints and we believe we have meritorious defenses to the claims. The results of any litigation matter are inherently uncertain. In the event of an adverse result in either of these lawsuits, or in any other litigation with third parties that could arise in the future with respect to intellectual property rights relevant to our products or services, we could be required to pay substantial damages, including treble damages if we are held to have willfully infringed, to cease the use of infringing products or services, to expend significant resources to develop non-infringing technology or to attempt to obtain licenses to the infringing technology on commercially reasonable terms, if at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, we cannot assure you that these lawsuits will not materially and adversely affect our business.

    Third parties may assert infringement claims against us. From time to time in the ordinary course of business we have been subject to claims of alleged infringement of the trademarks and other intellectual property rights of third parties. Any such claims, if made, and any resulting litigation, should it occur, could subject us to significant liability for damages. In addition, even if we prevail, litigation could be time-consuming and expensive to defend, and could result in the diversion of our time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into agreements with the third parties making these claims.

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

    In addition, our option agreements under the 1996 Stock Option plan provide that if a change of control of Ask Jeeves occurs prior to the first anniversary of the vesting commencement date of an option, then the vesting which would have occurred by such anniversary shall occur. After the first anniversary of the date of grant, these option agreements provide that the vesting of each option shall accelerate by six months upon a change of control. As of September 30, 2000, there were 3,216,496 shares of common stock reserved for unvested options granted under this plan. Furthermore, offer letters with our executive officers provide for the payment of severance and acceleration of options upon the termination of these executive officers following a change of control of Ask Jeeves. These provisions in our stock option agreements and offer letters could have the effect of discouraging potential takeover attempts.

OUR STOCK PRICE MAY FLUCTUATE SIGNIFICANTLY REGARDLESS OF OUR ACTUAL OPERATING
  PERFORMANCE.

    Our common stock is listed for trading on the Nasdaq National Market. The trading price of Ask Jeeves' common stock may be highly volatile. Ask Jeeves' stock price may be subject to wide fluctuations in response to a variety of factors, including:

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

    In addition, the Nasdaq National Market, where most publicly held Internet companies are traded, has periodically experienced extreme price and volume fluctuations. These fluctuations may be unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may materially adversely affect the market price of Ask Jeeves' common stock, regardless of Ask Jeeves' actual operating performance. In the past, following periods of volatility in the market price of an individual company's securities, securities class action litigation often has been instituted against that company. This type of litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk for interest rate changes relates primarily to its investment portfolio. The Company had no derivative financial instruments as of September 30, 2000 or December 31, 1999. The Company places its investment portfolio in high credit quality instruments and the amount of credit exposure to any one issue, issuer and type of instrument is limited. The Company does not expect any material loss with respect to its investment portfolio.

    The Company's investments are principally confined to our cash and cash equivalents and available-for-sale securities, which have short maturities.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In July 1999, IP Learn LLC filed a complaint against us in the United States District Court for the Northern District of California, which was amended by the plaintiff, which alleges that aspects of the Ask Jeeves technology infringe one or more patents alleged to be held by the plaintiff. We have answered the complaint and discovery has begun. Additionally, in December 1999, Patrick H. Winston and Boris Katz filed a complaint against us in the United States District Court for the District of Massachusetts. The complaint alleges that our technology infringes two patents alleged to be held by the plaintiffs. We have answered the complaint and discovery has begun. We intend to vigorously defend against the allegations asserted in these complaints and we believe we have meritorious defenses to the claims. The results of any litigation matter are inherently uncertain. In the event of an adverse result in either of these lawsuits, or in any other litigation with third parties that could arise in the future with respect to intellectual property rights relevant to our products or services, we could be required to pay substantial damages, including treble damages if we are held to have willfully infringed, to cease the use of infringing products or services, to expend significant resources to develop non-infringing technology or to attempt to obtain licenses to the infringing technology on commercially reasonable terms, if at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, we cannot assure you that these lawsuits will not materially and adversely affect our business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable.

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)  EXHIBIT

    10.1 Lease Agreement between the Company and Oakland City Center LLC, dated May 15, 2000 for the Company's site in Oakland, CA

    27.1 Financial Data Schedule

b)  REPORTS ON FORM 8-K.

    We filed an amendment dated August 11, 2000 to our Amended Current Report on 8-K/A filed April 11, 2000 to include the Supplemental Consolidated Financial Statements required under the report for our acquisition of Direct Hit Technologies, Inc.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ASK JEEVES, INC.

November 14, 2000                              By: /s/ Robert W. Wrubel
                                               -------------------------------------------
                                                  Robert W. Wrubel
                                                  CHIEF EXECUTIVE OFFICER
                                                  (PRINCIPAL EXECUTIVE OFFICER)

November 14, 2000                              By: /s/ Adam P. Klein
                                               -------------------------------------------
                                                  Adam P. Klein
                                                  CHIEF FINANCIAL OFFICER
                                                  (PRINCIPAL FINANCIAL OFFICER)

November 14, 2000                              By: /s/ Christine M. Davis
                                               -------------------------------------------
                                                  Christine M. Davis
                                                  VICE PRESIDENT AND CORPORATE CONTROLLER
                                                  (PRINCIPAL ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER           DOCUMENT DESCRIPTION
       -------          --------------------
        10.1            Lease Agreement between the Company and Oakland City Center
                        LLC, dated May 15, 2000 for the Company's site in Oakland,
                        CA

        27.1            Financial Data Schedule