Form 10-K
period 2000-12-31
ASK JEEVES INC
filed 2001-04-02
CIK 1054298

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Year ended    December 31, 2000
                             ---------------------------------------------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

                      Commission File No. 000-26521

                            Ask Jeeves, Inc.
           (Exact name of registrant as specified in its charter)

                                Delaware
       (State or other jurisdiction of incorporation or organization)

                       5858 Horton Street, Suite 350,
                           Emeryville, CA 94608
            (Address of principal executive offices and zip code)

                                94-3334199
                    (I.R.S. Employer Identification No.)

              Registrant's telephone number, including area code:
                              (510) 985-7400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The approximate aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock on February 28, 2001 as reported by Nasdaq National Market was approximately $62,575,325. Shares of Common Stock held by each officer and director and by each person who owns 5% or more outstanding Common Stock of the Registrant have been excluded from this computation in that such persons may be deemed to be affiliates. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

As of February 28, 2001, the Registrant had 36, 406, 403 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Ask Jeeves' Definitive Proxy Statement to be filed with the Security and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the 2001 Annual Meeting of Stockholders ("Annual Meeting") are incorporated herein by reference into Part III of this report.

- --------------------------------------------------------------------------------
Certain Exhibits filed with Ask Jeeves' Registration Statement on Form S-1,
No. 333-77539; Current Report on Form 8-K, filed with the Commission on
November 18, 1999; Current Report on Form 8-K, filed with the commission on February 14, 2000; Registration Statement on Form S-1, No. 333-95691;
Registration Statement on Form S-1, No. 333-30494 and Quarterly Report filed on Form 10-Q, filed with the commission on November 14, 2000 are incorporated by reference into Part IV of this report.
- --------------------------------------------------------------------------------

                                ASK JEEVES, INC.
                         2000 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                                                                            Page
                                                                                            ----
PART I
   Item 1. Business......................................................................     2
   Item 2. Properties....................................................................    36
   Item 3. Legal Proceedings.............................................................    37
   Item 4. Submission of Matters to a Vote of Security Holders...........................    38
PART II
   Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.........    39
   Item 6. Selected Consolidated Financial Data..........................................    40
   Item 7. Management's Discussion and Analysis of Financial Condition and Results of
                Operations...............................................................    42
   Item 7A. Quantitative and Qualitative Disclosures about Market Risk...................    50
   Item 8. Financial Statements and Supplementary Data...................................    51
   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure...............................................................    79
PART III
   Item 10. Directors and Executive Officers of the Registrant...........................    81
   Item 11. Executive Compensation.......................................................    81
   Item 12. Security Ownership of Certain Beneficial Owners and Management...............    81
   Item 13. Certain Relationships and Related Transactions...............................    81
PART IV
   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............    81
SIGNATURES...............................................................................    85

                                     PART I

Item 1. Business

In addition to historical information, the following discussion of the Company's business contains forward-looking statements within the meaning of federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed in the sections in this Annual Report on Form 10-K entitled "Competition", "Proprietary Rights", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. Ask Jeeves, Inc. (the "Company" or "Ask Jeeves") undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2001.

Overview

Headquartered in Emeryville, California, Ask Jeeves is a leading provider of natural language question answering technologies and services. Our proprietary technology combined with human intelligence creates an interaction centered on understanding users' specific needs and interests and connecting them to the most relevant information, products and services. Specifically, our technology allows users to ask a question in plain English (or other language) and receive a response pointing to relevant Internet destinations. We believe that by providing an intuitive way to access information on the World Wide Web ("Web"), we make online navigation a more satisfying experience for consumers. We also believe that our natural language approach enables companies to better acquire and retain valuable customers.

We deliver our natural language question answering technologies and services through our own Web sites at Ask.com, AJKids.com and DirectHit.com. The first natural language question answer site on the Web, Ask Jeeves at Ask.com has emerged as a frequent top twenty Web property in terms of traffic and advertising. As of December of 2000, our combined Web Properties attracted an audience of 11.9 million unique monthly users who viewed an average of approximately 13.1 million Web pages per day on Ask Jeeves branded online properties. Because of our audience, Ask Jeeves Web Properties provide a highly targeted medium for advertisers to reach online users. The Company also syndicates services to portals, infomediaries, and content and destination sites to help companies increase e-commerce and advertising revenue.

Through our Business Solutions Group, the Company develops and maintains customized automated search, natural language question answering and intelligent advisor services on numerous corporate Web sites. For the year ended December 2000, 67 business enterprises had adopted Ask Jeeves natural language navigation and business intelligence technology for their Web sites. Among these companies are AT&T Broadband, Compaq, DaimlerChrysler, Dell, E*Trade, First Union Bank, Nike, Office Depot and Verizon Wireless. As of December 2000, renewal rates for our Business Solutions customers were above 90 percent.

Although fiscal year 2000 ushered in a challenging new business environment, we adapted to new market dynamics by introducing changes across our organization that we believe make Ask Jeeves a stronger company and optimize long-term shareholder value. In 2000, we refined our core product offerings and sales strategies; implemented a more rigorous financial planning and management performance program; and along with our joint venture partners, began to expand the Jeeves brand into some of the most attractive Internet markets outside the United States.

Ask Jeeves ended fiscal year 2000 with revenues of approximately $96 million, a 334 percent increase over fiscal 1999. While the economic slowdown stalled the Company's growth in the fourth quarter, we ended the year 2000 with $105 million in cash, short-term and long-term investments.

In December 2000, in an effort to streamline operations, increase revenues, reduce costs and bring staffing in line with current and anticipated requirements, we announced an internal realignment of our business organization. As a result of our business realignment, A. George (Skip) Battle, a member of our Board of Directors, has been appointed Chief Executive Officer. We believe that the realigned Company, comprised of two business units, now each with separate profit and loss accountability, will be better positioned to serve customers and target promising new market opportunities.

Ask Jeeves Web Properties

Through our Web Properties Group, we provide targeting services designed to help companies build brand awareness, drive qualified prospects to corporate Web sites and increase transactions. We accomplish this through a combination of advertising, sponsorship, listing and shopping services available through Ask.com, AJKids.com, DirectHit.com and our syndication services. The benefits to companies that use our targeting services include the following:

      o Access to Users. We provide access to a large number of Web users. This access offers companies the ability to target a broad set of potential customers.

      o Improved Targeting. Through our automated popularity-based search and natural language question answering services, we are able to capture the questions users ask. Through our Branded Response advertising product, for example, we also leverage our ability to take a consumer's question, not just a key word, and introduce an advertiser's message at the point where a customer is most interested in their product or service.

      o Diverse Delivery Systems. Companies can use multiple products to reach targeted prospects, including banner advertising, sponsorship, key word listings, directories and merchant listings.

Ask Jeeves at www.ask.com, is the flagship web property for our Internet media network. Ask.com provides consumers with an easy-to-use, human-like interface to the Web to assist them with finding relevant answers to their questions. When a user enters a question, Ask.com parses the question for word meaning and grammar and displays a selection of relevant dialogue questions. Question templates range from "Where can I get customized road directions?" and "Where can I compare on-line prices for books?" to "How can I install a modem?" and "Is it raining in Paris?".

Jeeves, the well known butler character featured on Ask.com, serves as a trusted assistant for our users, providing them with help and guidance when they visit the Web site. In December 2000, Ask.com processed approximately 3.7 million queries a day compared to approximately 2.6 million questions in December 1999. The number of unique users grew from 5.3 million users in December of 1999 to more than 11.9 million in December 2000. In 2000, our patented popularity-based search technology became a standard feature on the site, drawing from the preferences of millions of Internet users to deliver the most relevant search results. To further assist Ask.com users to find the information they need, we introduced Answer Point, a community forum that enables people to get answers from other Ask.com users.

Modeled on Ask.com, Ask Jeeves for Kids at AJkids.com is a child oriented version of the Ask.com site that enables children to find answers to frequently asked questions on all kinds of topics from baseball to earthquakes. Examples of question templates are "Why is the sky blue?" and "Where can I play video games?".

DirectHit.com, is a Web site powered by our popularity search engine which determines the relevancy ranking of online content by anonymously compiling information collected from the searching activity of millions of Internet users to deliver more relevant results in response to user queries.

Advertising and Targeting Capabilities

Ask Jeeves Web Properties have designed a suite of integrated advertising and targeting products for Ask Jeeves at ask.com designed to give our clients with a powerful tool to drive traffic to their Web sites, increase sales and build brands. These products are as follows:

      o Branded Response. Branded Response provides Ask.com users with content about an advertiser's brand at the moment they are most interested - when they are asking a related question. The advertiser's branded content can appear in a question and answer format featuring relevant content or as a helpful fact or hint, presented in paragraph format. Branded Response also features related links to promotions or incentives. This feature allows advertisers to occupy highly visible Web real estate in the middle of the Ask.com reply page in between Jeeves Knowledge Base Answers and Jeeves Popularity Results.

      o Branded Animation. Currently slated for introduction in 2001, the Company currently plans to offer an animation presence on the Ask.com homepage that is sponsored by an advertising partner. Using multi-media animation, we believe Ask.com users will be exposed to the sponsor's brand and message in a compelling and dynamic way.

      o Interstitials. Currently slated for introduction in 2001, an interstitial launches an advertisement or page in a window behind the browser. After the advertisement is triggered by keyword, a new browser window opens that consists of an advertiser's page or a customized Web area. The user then has the opportunity to explore the advertiser's page or Web site or minimize the new browser window for later exploration. In an effort to maintain and increase the impact of the advertisers' message, frequency caps will be implemented for interstitials appearing on Ask.com.

      o DirectLinx. Currently scheduled to be introduced by the Company in 2001, DirectLinx will permit advertisers to obtain valuable leads with targeted, text-based sponsored placements designed to feel more like an answer than an advertisement. We believe that DirectLinx will offer advertisers contextualized advertising with a flexible pricing model, measurable results and easy implementation. The service's capacity for up to 30 words is designed to allow advertisers to convey a more in-depth, detailed message.

Revenue Generation

In general, the Company makes its Web properties available without charge to users, and generates revenue primarily through the sale of advertisements, promotions, sponsorships, listing and shopping services. We believe our natural language question answering technologies and services provide a non-intrusive way for companies to target and acquire customers. Companies can target Ask.com, AJKids.com and DirectHit.com users through banner advertising, text links, sponsorships and electronic commerce referrals.

The majority of advertising on Ask Jeeves Web properties is sold through the Company's internal advertising sales force. Approximately 447 customers advertised on Ask Jeeves Web Properties during 2000.

We also syndicate our proprietary Jeeves Search services to companies seeking to provide consumers with a broad and relevant set of answers across the Internet. The syndication of Jeeves Search enables us to extend the reach of our natural language question answering technologies and services. Companies that syndicate our services pay us a licensing fee. We had 50 syndication customers during the year 2000.

Ask Jeeves Business Solutions

Ask Jeeves has developed and deployed natural language question answering technologies and services for corporate web sites that provide real-time access to information, products and services. By connecting users to answers through a suite of services that includes automated search, natural language question answering and intelligent advisor technology, we believe our Business Solutions allow our corporate customers to create an intuitive interaction with their customers. Moreover, we believe that by providing a more intuitive, relevant and flexible way to access online information, companies will be able to maximize conversion and retention rates, lower support costs and improve access to customer data. In addition, through our analysis and reporting tool that captures user questions, we believe that we can provide critical insight into the specific needs, interests and preferences of users to help companies make customer-driven business decisions. Our natural language question answering technologies and services for corporate customers includes Jeeves Search, Jeeves Answers, Jeeves Advisor, and Jeeves Insight, which we deliver through our Business Solutions Group. In 2000, client companies such as Ford, Radio Shack, Dell and Arthur Andersen used our natural language technologies and services.

Unleashing the Potential Of the Internet

The Internet has established itself as a mass-market communications medium, enabling users to obtain and share information and interact and conduct business. However, as the importance of the Internet for individuals and businesses has drawn users at an unprecedented pace, competitive pressures in online markets has increased. The abundance of information available on the Internet and the difficulty in accessing this information means that consumers are often frustrated in their attempts to locate the information, products and services they desire. Companies therefore have a difficult time identifying qualified prospects and introducing them to their products and services.

Moreover, once users arrive at a corporate Web site, companies often face difficulties in providing a level of service that effectively answers questions, provides education about relevant products and services and provides a high level of support. Thus, to maintain or increase market share, many businesses are focusing on the quality of Web-based service as a key competitive differentiator. Whether asking about product features, checking the status of an order or receiving help with a loan application, online customers have traditional service needs, and they want to be assured that these needs will be met before conducting a transaction. We believe that in the increasingly competitive electronic commerce environment, companies that fail to address these consumer service needs will lose sales to competitors located a mouse click away.

To address these concerns, companies are implementing new methods of conducting business online. They are focusing on increasing online conversion rates by providing timely, personalized service to guide users through the process of finding answers and receiving help. In addition, companies are looking for methods to increase customer satisfaction with their products and services to create repeat buyers. The emergence of online vertical markets and more informed consumers has required businesses to adopt solutions that are focused on the particular needs of their industry. We believe that to unleash the potential of the Internet, companies must develop Web sites that fulfill a variety of needs, including:

      o     attracting or delivering users;

      o     providing users with easy access to requested information;

      o     enabling user's transactions;

      o     dealing with pre-sale and post-sale questions; and

      o improving management of customer relationships by collecting and analyzing consumer data.

THE ASK JEEVES SOLUTION

Our natural language technologies and services are designed to help companies improve customer acquisition, increase conversion of browsers to purchasers and reduce expensive support costs such as phone calls to call centers. We believe that our natural language technologies and services make interaction with the Internet more intuitive, less frustrating and significantly more productive and help companies provide a high quality, human-like online experience for their customers.

PRODUCTS AND SERVICES

The Ask Jeeves natural language question answering technologies and services include the following:

      o Jeeves Answers, our foundational question answering service, combines natural language technology with human editorial judgment to allow Web users to ask questions in plain English and be directed to online content containing relevant answers. Ask Jeeves interacts with the user by presenting a selection of dialogue questions based on the word meaning and grammar of the original query. When the user clicks on the appropriate dialogue question, Ask Jeeves provides a direct link to the Web page or site that contains the answer. Companies use Jeeves Answers to help their customers easily navigate their Web sites to find information, products and services, and cross-sell and up-sell based on customers' queries. Our Answers 5.0 Global Edition uses the intelligence gained by answering questions in one language to provide relevant content for Web sites in other languages. This allows current customers and prospects to take what they've learned in English speaking markets and apply it to other markets in order to improve sales and customer satisfaction, as well as to reduce support costs.

      o JEEVES SEARCH, an automated popularity based search technology, enables a customer-driven approach to provide relevant responses within a company's Web site or Internet-wide. Jeeves Search aggregates and organizes online content by tracking the information, products and services people seek, the amount of time they spend at various Web sites, and how frequently they return. The differentiating feature of Jeeves Search is its popularity engine, which employs proprietary algorithms that dynamically rank the site selections of Internet users. Jeeves Search assimilates this data into popularity rankings, reflecting consumer preferences for online information. Companies use Jeeves Search to provide a broader and more relevant set of answers to users' queries and help users quickly find information about a company's products and services.

      o JEEVES ADVISOR, our decision support service, leads the user through a question and answer dialogue to guide real-time purchase decisions. Jeeves Advisor asks customers questions to establish their needs and preferences and provides them with a personalized list of recommendations, selected product features and side-by-side comparisons. Companies can implement Jeeves Advisor to dynamically tailor the shopping experience to the individual needs of their customers.

      o JEEVES INSIGHT captures Internet-wide and site specific information about users' questions, language and selections to gain insight into their needs and interests. This insight can be used for more focused targeting, better customer service, and improved customer acquisition, conversion and retention. Companies can use this information to tailor Web site content, direct product development and refine marketing and sales efforts.

CORPORATE CUSTOMER BENEFITS

We believe the benefits to companies that use our conversion services include the following:

      o Increased Conversion Rates. Our services are designed to facilitate access to relevant information, products and services on corporate Web sites, thereby reducing a user's frustration level. Our services also provide multi-level access to information with an escalation path to assist users with complex decision-making. For high value interactions, companies can offer a decision advisory process and real-time access to a live representative to supplement our automated self service products. As a result, we believe that Ask Jeeves-enabled Web sites will result in a higher conversion of shoppers to buyers and increase repeat purchase rates.

      o REDUCED SUPPORT COSTS. By connecting users to relevant information, we believe our natural language question answering technologies and services for corporate customers facilitates access to information on a self-service basis, thereby reducing the costs of customer support, including phone and e-mail interactions.

      o VALUABLE CONSUMER INSIGHT. Ask Jeeves collects information about our users' interaction to provide comprehensive reports on user's needs and interests that our corporate customers can use to direct product development, marketing and Web site strategies.

      o FLEXIBLE SERVICES. Companies can implement the full array of services or deploy them separately. Our customizable services combine proprietary technology with human input to varying degrees, allowing our corporate customers to tailor the level and cost of the services offered to fit their specific requirements. As our corporate customers' needs expand, we are able to provide additional services to manage our entire range of real-time customer interactions.

      o OUTSOURCED DEPLOYMENT. By providing a stand-alone, fully outsourced service, our customized natural language question answering technologies and services for corporate customers can be easily developed using existing company Web content and can be maintained with minimal impact on internal resources and without interference with the company's other information systems.

THE BUSINESS SOLUTIONS STRATEGY

In 2000, our hosted Business Solutions products and services continued to attract customers and generate high percentage of renewals and expansions. We added popularity-based automated search, intelligent advisor and other technologies to our core natural language question answering technology to provide consumers with improved access to information, products and services from corporate Web sites. In 2001, we intend to continue to refine and target our services and capabilities through technologies that will improve the ease, relevance and performance of our service to users and to provide a more intuitive interaction between a company and its customers.

      o DELIVER PRODUCTIZED SOLUTIONS. A core element of the Business Solutions strategy is to migrate from a services based business model into a productized software solutions model. By focusing on productized solutions, the Company expects to offer a better-targeted line of Business Solutions products with better overall margin characteristics.

      o TIERED AND VERTICAL MARKET SOLUTIONS. We believe our flagship business product, Answers 5.0, has been well received by customer-centric companies that value advanced e-commerce and e-support solutions. To extend our reach to a broader set of companies, the Company currently plans to introduce a highly automated entry-level version of our Business Solutions for companies with less complex needs. In 2001, we plan to introduce vertical-market solutions designed to meet the specific requirements of targeted industries such as the financial services, telecommunications and automotive markets.

      o Non-Hosted Solutions. We have succeeded in attracting high-caliber clients by hosting our market-leading natural language navigation technology. In 2001, we currently plan to release a productized solution to target the large market segment that prefers a non-hosted solution that can reside within a company's firewall. This planned product roll out will allow our clients to independently service and maintain our solutions to suit their own requirements. By making our solutions more versatile, we hope to significantly expand our Business Solutions' client base.

      o Forge Strategic Alliances and Expand Market Reach. A major thrust of our 2001 Business Solutions strategy is to ensure our products interoperate with industry-standard applications and platforms. We believe that this will increase our market penetration in two ways. First, for companies with multiple vendors, we believe that our productized solutions will easily integrate with other preferred technologies, providing companies with one integrated platform. Second, with an integrated solution, we believe the Company will have greater flexibility to form strategic alliances and partnerships that will enable third parties to sell, install and support our Business Solutions. By partnering with system integrators to create an indirect sales channel, we believe that we can greatly expand our market reach.

      o Provide Essential Business Intelligence. We believe that our natural-language navigation not only improves the user experience, but also provides companies with quick, customer-driven market intelligence. Building on this capability and increased client demand, we currently plan to add richer analysis and tracking tools to capture customer data in order to help companies manage their Web site content and refine their marketing and sales strategies.

Geographic Properties (Ask Jeeves International)

We believe there is a significant market opportunity for the international expansion of our natural language question answering technologies and services. We intend to increase international awareness of our brand through new business ventures, the use of local management and employees and the implementation of language and geographic specific deployments of our services. We have pursued a strategy of content aggregation with third parties and currently plan to roll out a broad range of our products and services for these markets.

Our wholly owned subsidiary, Ask Jeeves International, Inc., ("AJI"), was formed for the purpose of marketing our natural language question answering technologies and services outside of the United States. To date, AJI has entered into joint venture arrangements with local partners to provide our services in the United Kingdom, Japan, and to the worldwide Spanish-speaking market. In January 2001, AJI formed Ask Jeeves Australia, a wholly owned subsidiary of AJI, to provide a localized version of our technologies and services for the Australian market.

ASK JEEVES UK

In December 1999, we launched Ask Jeeves UK, as a joint venture with two British media companies, Carlton Communications and Granada Media Group to market our natural language question and answering technologies and services to Great Britain and the Republic of Ireland. As of December 2000, the Ask Jeeves UK Web site was already the seventh most popular UK Web property with 2.8 million unique users and 128 million impressions per month. Ask Jeeves owns a 50 percent interest in this joint venture.

ASK JEEVES EN ESPANOL

Ask Jeeves en Espanol, a joint venture with the Spanish language media company Univision, launched Pregunta.com, a Spanish-language version of Ask.com, in March of 2001 to target Spanish speakers worldwide. Ask Jeeves owns a 50 percent interest in this joint venture.

ASK JEEVES JAPAN

Ask Jeeves Japan, a joint venture with Trans Cosmos, Inc., a Japanese customer service and information technology support provider, was established to market Business Solutions to the Japanese marketplace and to launch a Japanese language version of Ask.com. Ask Jeeves owns a 50 percent interest in this joint venture.

ASK JEEVES AUSTRALIA

Ask Jeeves Australia at Ask.com.au. is a localized Australian version of the Ask.com Web site that was launched in January 2001. The Company owns 100% of this entity.

Additional information required by this item is incorporated herein by reference to Note 14 "Segment and Geographic Information" of the Notes to the Consolidated Financial Statements which appears in Item 8 of this Annual Report on Form 10-K.

Sales and Marketing

SALES STRATEGY

Our Web Properties Group sells advertising, sponsorship, key word and shopping listings and syndication services. We sell primarily through a direct sales organization and target our sales to companies seeking to efficiently target and acquire customers online. As of March 28, 2001 Web Properties direct sales force consisted of 20 people with offices in California and New York.

Our Business Solutions Group sells our services, including Jeeves Search, Jeeves Answers, Jeeves Advisor, and Jeeves Insight, for deployment on corporate Web sites. We target companies seeking to increase conversion and retention rates through a direct sales force that is complemented by our account management team. Our account management team maintains close relationships with our corporate customers to identify and serve their ongoing needs, enabling our sales professionals to focus on new business opportunities. We believe this approach leads to a higher level of satisfaction for our corporate customers and increased cross-selling and up-selling opportunities. We have recently established strategic relationships with Vignette Corporation, Lionbridge Technologies Inc., and Immersent, Inc, technology consulting providers. These relationships provide us opportunities to extend our reach by marketing and selling our services to their existing network of customers. As of March 28, 2001, our Business Solutions direct sales force consisted of 20 people with offices in various locations.

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

CUSTOMERS

Our Business Solutions Group had 67 total customers during the year ended December 31, 2000, including customers in our targeted vertical markets of technology, financial services, telecommunications, e-tailing and healthcare. Representative Business Solutions customers as of December 31, 2000 include Hewlett Packard, Compaq, Network Solutions, E*Trade, Arthur Andersen, TD Waterhouse, Ford Motor Co., Datek, and Iomega.

Our Web Properties Group had 497 customers for the year ended December 31, 2000. The following list is representative of our advertising and sponsorship, e-commerce and syndication customers as March 21, 2001

Advertising                   E-Commerce                   Syndication
- -----------                   ----------                   -----------
Aria                          Amazon                       AT&T
Britannica                    Barnes and Noble             Go2Net
ebay                          Buy.com                      Hot Bot
Homestore                     My Simon                     iWon
MSN Money  Central            Orvis                        Lycos Bertelsmann

For the year ended December 31, 2000, no customer accounted for more than 10% of our total revenues. $37 million, or approximately 40% of our total revenues, was generated through our Business Solutions Group. These revenues include approximately $24.7 million derived from licensing our products and services to corporate customers and $12.3 million of intellectual property licensing revenues derived from licensing our products and services to our joint venture partners. In 2001, we expect that revenues associated with the Business Solutions Group will be heavily dependent on our joint ventures and on a limited number of customers.

Technology and Operations

Ask Jeeves has developed and acquired proprietary technology to create intuitive natural language technologies and services aimed at creating a unique user experience that emphasizes ease of use, relevance, precision and ability to learn. The goal of our Company's services is to combine the strengths of automated natural language parsing software and popularity-based search technology with editorially selected online content and text-based live-help to give Web users easy access to the information they seek. Our infrastructure also provides companies an efficient and effective means to target prospective customers, convert browsers into shoppers, retain existing customers and provide customer data. Our core technology was developed by Ask Jeeves and forms the basis for our natural language question answering services.

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

We track analyze, store, and report all queries asked of our natural language question answering technologies and services for corporate customers, whether from the Web Properties Group or the Business Solutions Group. In the process of responding to user questions, the QPE logs all questions and the selected dialogue questions to a "user log." We analyze this information to determine patterns in the usage of our Web Properties and Syndication Services and our Business Solutions. This data helps editors determine what questions should be answered and also enables our corporate customers to identify content gaps on their Web sites.

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

Jeeves Search

Jeeves Search, our popularity-based search technology and proprietary software is designed to serve as the foundation for a variety of scalable information organization and aggregation applications. The core of Jeeves Search is its Popularity Engine, which leverages a database of more than one billion search records and employs proprietary algorithms that rank the site selections of Internet users. The Popularity Engine can be readily deployed to work with various data, such as multi-media content and corporate Web site-specific data. It anonymously monitors the activity of millions of Internet users on a daily basis to systematically organize large volumes of information according to user demand. The technology operates to create a data file of relevancy records identifying the information, products or services that users found useful in satisfying their requests for information. Our systems process these relevancy records and use our proprietary mathematical algorithms to rank the information, products or services according to user demand. These rankings are then incorporated into the Popularity Engine and utilized in responding to the requests of subsequent users. The Popularity Engine's modularity simplifies deployment as either a stand-alone solution or as a complement to existing technology.

Jeeves Advisor

Jeeves Advisor, our decision support service, asks users questions to establish their needs and preferences and provides them with a personalized list of recommendations, selected product features and side-by-side comparisons. It employs advice logic to interpret user answers in terms of importance, which it uses in rating products to create a short list of recommendations. It also uses this information to generate personalized lists of pros and cons for each alternative, identifying concisely the information most useful in helping the user choose among the alternatives. The Jeeves Advisor technology is based on a synthesis of multi-attribute decision analysis and knowledge based expert systems.

Jeeves Insight

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

Scalability and Operations

Our question answering technology runs on arrays of Intel-based server systems running Microsoft Windows 2000 and Internet Information Server Software. The QPE is written in the C++ computer language and is optimized to handle high traffic volumes. The Ask Jeeves knowledge bases are deployed on these servers as read-only, memory mapped files. To scale our service as traffic increases, we only need to install our QPE and knowledge base on additional servers.

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

The servers hosting Ask Jeeves and some of our customers' Web sites are located at Exodus GlobalCenter in Palo Alto, California, AboveNet Communications in San Jose, California,

Allegiance Telecom in Boston, Massachusetts, Exodus Communications in Waltham, Massachusetts, Santa Clara, California, and London, England. Additionally, some of our corporate customer Web sites are co-located with our customers' servers at other facilities. The hosting centers provide routing and communication lines with a variety of major Internet backbone providers, as well as continuous monitoring and communications support. They also provide their own power generators and multiple, redundant backup systems. We maintain significant server over-capacity at each site so that if one hosting facility fails, the other site can service our entire user traffic.

Competition

Web Properties Group

We face direct competition from companies that provide Internet-wide search directory, and network services. For example, we compete with search engines, including AltaVista Company, Excite@Home Corporation, Google Inc., and Inktomi Corporation for the traffic generated by Internet users seeking links to third-party content to address their online information needs. We also compete with directory services, such as Goto.com, Inc., LookSmart, Ltd.
and Yahoo! Inc., because they provide alternative ways for users to obtain the desired information. An increasing number of these search and directory companies are syndicating services to corporations, presenting additional competition for syndication services we acquired from Direct Hit, Inc. in January 2000.

Business Solutions Group

Our Business Solutions Group competes with a number of companies that are addressing the same market need to improve automated or online customer service for corporate clients. While various companies are addressing this problem through a range of solutions, we believe no company competes directly with our approach of combining automated technology with human intelligence to deliver customer service for company Web sites. The companies that provide automated online customer products and services against which we compete can be categorized as follows:

- --------------------------------------------------------------------------------
  Search               Search,                 AltaVista Company, Autonomy,
                       Advanced                Inc., eGain, Inc., Google, Inc.,
                       Search,                 Infoseek Corporation, Inktomi
                       Chatterbots             Corporation, Native Minds, Inc.,
                                               Neuromedia, Inc., Right Now
                                               Technologies, Inc.  Verity,
                                               Inc., Terra Networks, S.A.
                                               (Terra Lycos)
- --------------------------------------------------------------------------------
  Customer             Customer                AnswerFriend, Inc., Answer
  Relationship         Service,                Logic, Inc., Broaddaylight,
  Management           Call Center             Inc., Electric Knowledge, Inc.,
                       Applications,           Nortel Networks Corporation,
                       Customer                Lexeme, Inc., PeopleSoft, Inc.,
                       Service                 Primus Knowledge Remedy
                       Knowledge               Corporation, Siebel Systems,
                       Management              Inc., ServiceWare, Inc.,
                                               Servicesoft Technologies, Inc.,
                                               Solutions, Inc.
- --------------------------------------------------------------------------------

Our ability to compete depends on many factors, many of which are outside of our control. These factors include: the quality of content, the ease of use of online services and the timing and market acceptance of new and enhanced online services. We believe we compete favorably with respect to each of these factors.

Many of our existing competitors, as well as potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources than we can to the development and promotion of their services. Many of these competitors offer a wider range of services than we do. These services may attract users to our competitors' sites and, consequently, result in less traffic to our site. These competitors may also engage in more extensive research and development, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, partners, advertisers and electronic commerce partners. Our competitors may develop products and services that are equal or superior to ours or that achieve greater market acceptance. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to better address the needs of advertisers and businesses engaged in electronic commerce. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share.

Proprietary Rights

We seek to protect our intellectual property rights, but our actions may be inadequate to protect our patents, trademarks or other proprietary rights. We have one patent application on file with the United States Patent and Trademark Office for our "Grammar Template Query System". Additionally, as a result of our acquisition of Direct Hit, Inc., we received an assignment of one United States patent issued to Gary Culliss, the founder of Direct Hit, and three U.S. patent applications, covering aspects of our automated popularity based search technology. We have obtained registered trademark status for "Ask Jeeves" in the United States, Australia, France, Germany, Tunisia and Norway. We have obtained registered trademark status for the "Ask!" button design in the United States, France, and Germany. We have obtained registered trademark status for the butler design, a stylized depiction of our butler character, in the United States, Australia, Germany, Mexico, and Norway. We have obtained registered trademark status for "Direct Hit" and "Popularity Search Engine" in the United States. We have also applied for registered trademark status for "Ask.com," "Ask Jeeves for Kids," and our logos and service marks in several variations in the United States and various foreign countries. We do not know whether we will be able to defend our proprietary rights since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries are uncertain and still evolving. Because we are devoting significant resources to building our brands, primarily "Ask Jeeves" and "Ask.com," through media advertising campaigns, if we are unable to register the trade and service marks for which we have applied, or if we are unable to defend our intellectual property rights, our business may be seriously harmed.

In July 1999, IP Learn LLC filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint alleged that aspects of the Company's technology infringed three patents alleged to be held by the plaintiff. The Company reached a settlement with plaintiff in this lawsuit in February 2001, and an Order of Dismissal with Prejudice was entered by the Court on February 20, 2001.

On December 16, 1999, Patrick H. Winston and Boris Katz filed a complaint against us in the United States District Court for the District of Massachusetts (Patrick H. Winston and Boris Katz v. Ask Jeeves, Inc., Case No. 99GV12584 MLW), alleging infringement by us of United States Patent Nos. 5,309,359 and 5,404,295 that are alleged to be held by the plaintiffs. The complaint seeks injunctive relief and unspecified damages, including attorneys' fees. We filed an answer to the complaint and a counterclaim for declaratory relief on January 28, 2000. The answer denies the allegations made in the complaint and seeks a dismissal of the complaint, invalidation of the asserted patents and an award to us of our costs, including attorneys' fees. The parties are in the discovery process in this litigation. We intend to vigorously defend against the allegations asserted in this complaint and we believe we have meritorious defenses to the claims. The results of any litigation matter are inherently uncertain. In the event of an adverse result in this lawsuit, or in any other litigation with third parties that could arise in the future with respect to intellectual property rights relevant to our products or services, we could be required to pay substantial damages, including treble damages if we are held to have willfully infringed, to cease the use of infringing products or services, to expend significant resources to develop non-infringing technology or to attempt to obtain licenses to the infringing technology on commercially reasonable terms. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, we cannot assure you that this lawsuit will not seriously harm our business.

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

Strategic Relationships

We have established strategic relationships with Vignette Corporation, Lionbridge Technologies, Inc., and Immersent, Inc. These relationships provide us opportunities to extend our reach by marketing and selling our services to their existing network of customers.

We have also entered into a strategic relationship with Nuance
Communications, Inc., a provider of voice recognition technology, to jointly develop a voice enabled interface for use on our Web sites.

Executive Officers of the Company

Name                            Age   Position
- ----                            ---   --------
A. George (Skip) Battle......    57   Chief Executive Officer and Director
Steven J. Sordello...........    32   Chief Financial Officer
Adam Klein...................    49   President and Interim President of Web Properties
Christine M. Davis...........    42   Vice President and Corporate Controller
Cynthia Pevehouse............    43   General Counsel and Secretary
George S. Lichter............    48   President of Ask Jeeves International
Claudio Pinkus...............    44   President of Ask Jeeves Business Solutions


A. George (Skip) Battle was appointed Chief Executive Officer in December 2000. Mr. Battle has served as a director of Ask Jeeves since August 1998 and currently serves on the compensation committee. Mr. Battle retired from Andersen Consulting in June 1995. Mr. Battle joined the firm in 1968, became a partner in 1978 and held a series of management positions in the firm including Worldwide Managing Partner Market Development and a member of the firm's Executive Committee, Global Management Council and Partner Income Committee. Mr. Battle is a member of the Boards of Directors of PeopleSoft, Inc., Barra Inc. and Fair, Isaac and Company, Incorporated as well as a director of Masters Select Equity Fund and Masters Select International Fund, registered investment companies.

Adam Klein joined Ask Jeeves as President in July, 2000. From 1998 to 2000, Mr. Klein served numerous early stage Internet companies, including GetConnected.com, Nearlife Inc. and Bidders Edge.com, as board member and advisor. From 1996 to 1998, Mr. Klein was the executive vice president and president of global marketing at Hasbro Inc. Prior thereto, Mr. Klein was the President of Klein & Co., a consulting firm specializing in managing strategic change.

Steven J. Sordello has served as Chief Financial Officer of Ask Jeeves since December 2000. Mr. Sordello joined Ask Jeeves in June of 1999 and served as Director, Financial Planning and Analysis from June of 1999 until April 2000, when he was promoted to Vice-President-Financial Planning Analysis. From April 1994 to June 1999, Mr. Sordello served as Senior Director of Financial Planning for Adobe, Inc., a software company. Prior to Adobe, Mr. Sordello served in various positions at Syntex Corporation, a pharmaceutical company.

Cynthia Pevehouse has served as General Counsel & Secretary of Ask Jeeves since January 2000. From 1997 to 2000, Ms. Pevehouse served as legal counsel at Compaq Computer Corp. From 1996 to 1997, she was legal counsel to Canon USA, Inc. Prior thereto, Ms. Pevehouse was in private practice in Seattle, Washington; Portland, Oregon; and Osaka, Japan. Ms. Pevehouse holds a J.D. from Willamette University and an LL.M. in Asian Law from the University of Washington.

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

Claudio Pinkus has served as President of Ask Jeeves Business Solutions since December 2000. From June 1999 to December 2000, Mr. Pinkus served as chief operating officer of Ask Jeeves International. Prior thereto, Mr. Pinkus served as CEO of Bowne Global Solutions from November 1996 through June of 1999. Prior thereto, Mr. Pinkus founded IDOC, Inc. where he served as CEO from 1985 until November of 1996.

Employees

Ask Jeeves' future success is substantially dependent on the performance of its senior management and key technical personnel, and its continuing ability to attract and retain highly qualified technical and managerial personnel. As part of our business realignment, in December 2000 we implemented a workforce reduction of approximately 152 employees, representing approximately 20 percent of our staff. As of December 31, 2000, the Company had 565 employees. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

See the "Risk Factors" section below for a further discussion of certain risks related to our employees.

Regulation of the Internet

There are currently few laws or regulations specifically addressed to the Internet. The application of existing laws and regulations to Ask Jeeves relating to issues such as user privacy, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, content regulation, quality of products and services, and intellectual property ownership and infringement can be unclear. In addition, we will also be subject to new laws and regulations directly applicable to our activities. Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and dampen the growth in use of the internet. Several federal laws could have an impact on our business. The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third-party Web sites that include materials that infringe copyrights or other rights of others. The Children's Online Protection Act and the Children's Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Such legislation may impose significant additional costs on our business or subject us to additional liabilities. We post our privacy policy and practices concerning the use and disclosure of user data. Due to the global nature of the Web, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments could have a material adverse effect on our business, operating results and financial condition. We may be subject to legal liability for our online services. We host a wide variety of services that enable individuals to exchange information, generate content, conduct business and engage in various online activities on an international basis, including public message posting and services relating to online auctions and homesteading. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and abroad. Claims have been threatened against us for defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of information that we provide links to or that may be posted online.

Risk Factors

Our Business is Extremely Difficult to Evaluate Because Our Operating History is Limited.

We were incorporated in June 1996 and launched Ask Jeeves at Ask.com, our flagship public Web site, in April 1997. Because the market and industry conditions affecting Internet companies are constantly changing, we may need to evolve our business model to adapt to prevailing conditions.

Any investment in our company must be considered in light of the problems frequently encountered by companies in new and rapidly evolving markets. To address the risks we face, we must, among other things:

      o     maintain and enhance our brand;

      o     refine our product and service offerings;

      o     increase the amount of traffic to our Web sites;

      o increase the number and types of businesses that use our natural language question answer technologies and services;

      o increase the value of our natural language question answer technologies and services to our users, customers, electronic commerce merchants and advertisers; and

      o     attract, integrate, retain and motivate qualified personnel.

We cannot be certain that our business strategy will be successful or that we will successfully address these risks.

We have a History of Net Financial Reporting Losses and Expect to Continue to Incur Financial Reporting Net Losses.

We incurred net financial reporting losses of $6,806,000 in 1998, $52,929,000 in 1999 and $189,606,000 in 2000, as determined under generally accepted accounting principles ("GAAP"). As of December 31, 2000, we had an accumulated deficit of approximately $250.2 million. We expect to have negative cash flows and net financial reporting losses in the future. The size of these net financial reporting losses will depend, in part, on the rate of growth of our revenues from our advertisers, corporate customers and electronic commerce merchants and on our ability to manage our expenses. It is critical to our success that we continue to expend financial and management resources to develop our brand loyalty through marketing and promotion and the enhancement of our natural language question answer technologies and other services. In December 2000, we announced steps to narrow our financial reporting losses, including a realignment of our business and a reduction in our workforce. Although these steps are intended to reduce our financial reporting losses in the future, we cannot guarantee that these steps will achieve the intended reduction in financial reporting losses or allow us to achieve profitability.

As our expenses and other financial reporting charges are likely to continue to exceed our revenues in the foreseeable future, we will need to generate significant additional revenues to achieve financial reporting profitability. Moreover, given the rapid and unexpectedly sharp deterioration of the general business climate in recent months, we cannot predict whether we will be able to generate these significant additional revenues or when, if ever, we will achieve positive cash flows or financial reporting profitability. Even if we do achieve positive cash flows or financial reporting profitability, we may not be able to maintain or increase our positive cash flows or financial reporting profitability on a quarterly or annual basis. If we do not achieve or sustain positive cash flows profitability in the future, then we will eventually be unable to continue our operations.

Our Recent Business Realignment may not Result in the Anticipated Results.

In fourth quarter of 2000, we completed a realignment of our business organization in an effort to streamline operations, increase revenues, reduce costs and bring staffing in line with our current and anticipated requirements. Through the realignment, our two independent business units, Business Solutions and Web Properties, were given independent gross profit and loss accountability. Our Business Solutions business focuses on licensing our technologies to corporate clients and our Web Properties business focuses on sales of our targeting solutions on our Web sites. In addition, as part of our business realignment, we implemented a workforce reduction of approximately 152 employees, representing approximately 20% of our staff.

Although we believe that our business realignment will assist us in streamlining operations, increasing revenues, reducing expenses and thereby achieving profitability, we cannot assure you that we will achieve these intended results. In addition, our business realignment and workforce reduction may prompt employees whom we wish to retain to leave the Company. If we are not successful in increasing revenues and decreasing costs, we may never achieve profitability.

Our Natural Language Question Answer Technologies and Services are Novel and Unproven.

We will be successful only if Internet users adopt our natural-language services and popularity-based searches as a primary method of navigating the Internet. Internet users have a variety of other search techniques, such as directory searches, available to them to navigate the Internet. Users can also rely on methods, such as call centers, chat rooms and e-mail, rather than difficult-to-navigate corporate Web sites, to obtain information on products and services. It is difficult to predict the extent and rate of user adoption of our natural language question answer technologies and services. Visitors to our natural language question answer services may try our Web sites and then revert to other search techniques to navigate the Internet or choose new search techniques. It is uncertain whether widespread acceptance of our natural-language services and popularity based searches will occur.

If Accounting Interpretations Relating to Revenue Recognition Change, Our Reported Revenues Could Decline or We Could Be Forced to Make Changes in Our Business Practices.

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101, which explains how the SEC staff believes existing revenue recognition rules should be applied or analogized to for transactions not addressed by existing rules. Ask Jeeves believes that it is currently in compliance with SAB 101.

Future changes in the interpretation of SAB 101 or any other revenue recognition principles could lead to unanticipated changes in Ask Jeeves' revenue accounting practices, which could cause Ask Jeeves to recognize lower revenues or delay revenue recognition. As a result, Ask Jeeves may need to change its business practices in order to continue to recognize a substantial portion of its license revenues. These changes may extend sales cycles, increase administrative costs and otherwise adversely affect our business.

Events or Changes in Circumstances May Result in Impairment of Our Goodwill

The Company has recorded significant amounts of goodwill and other intangible assets on its consolidated financial statements. These assets will continue to be subject to evaluation for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If a determination is made that the assets are impaired, it could result in a significant reduction in the carrying value of such assets and a material adverse effect upon the Company's consolidated financial position or results of operations.

Our Methods of Generating Revenue are Relatively New and Largely Untested.

Internet Advertising. For the year ended December 31, 2000, run-of-site advertising revenues from our Web Properties accounted for $29.5 million, or 32%, of our total revenues. We expect that revenues from advertising will continue to represent a significant portion of our total revenues for the foreseeable future. Our advertising revenues decreased in the latter part of 2000 and may continue to decrease due to the prevailing conditions in the online advertising market and downward pressure on advertising rates industry-wide.

We compete with traditional media such as television, radio and print, as well as online advertisers and high-traffic Web sites, for a share of advertisers' total advertising expenditures. We have experienced, and may continue to experience, downward pressure on advertising prices in the industry due to the increasing amount of advertising inventory becoming available on the Internet. As the Internet evolves, advertisers may find Internet advertising to be a less effective means of promoting their products or services relative to traditional advertising media and may reduce or eliminate their expenditures on Internet advertising. Many potential advertisers and advertising agencies have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to Internet advertising. Acceptance of the Internet among advertisers will depend, to a large extent, on the perceived effectiveness of Internet advertising and the continued growth of commercial usage of the Internet.

Currently, there are a variety of pricing models for selling advertising on the Internet, including models based on the number of impressions delivered, the number of click-throughs by users, the duration over which the advertisement is displayed or the number of keywords to which the advertisement is linked. It is difficult to predict which pricing model, if any, will emerge as the industry standard. This uncertainty makes it difficult to project our future advertising rates and revenues that we may generate from advertising. A decrease in advertising sold or advertising rates could adversely affect our operating results.

In addition, our ability to earn advertising revenues depends on the number of advertising impressions per search and the number of click-throughs. We believe category searches generally result in a greater number of advertising impressions per search and a higher number of click-throughs than keyword searches. Accordingly, if we are unable to implement category-based search broadly across our network of affiliates, or if users decide to use keyword searches more frequently than category searches, our advertising revenues could decline.

In addition, our advertising revenues will depend on our ability to achieve, measure and demonstrate to advertisers the breadth of the traffic base using our search service and the value of our targeted advertising. Filter software programs that limit or prevent advertising from being displayed on a user's computer are available. It is unclear whether this type of software will become widely accepted, but if it does, it would negatively affect Internet-based advertising. Our business could be seriously harmed if the market for Internet advertising does not continue to grow or if we are unsuccessful in increasing our advertising revenues.

We rely on a third-party advertising service, provided by DoubleClick, Inc. and L90, Inc. to deliver advertisements to our users. If DoubleClick or L90 fails to deliver the advertisements as contracted for, due to reliability or performance problems, or if advertisements cannot be targeted as promised to advertisers, our revenues may decrease.

Licensing. As of December 31, 2000, we had provided question answering technologies and services to almost 70 companies worldwide. For the year-ended December 31, 2000, $37.7 million, or approximately 40% of our revenues, were generated from licensing our services to corporate customers and to our joint ventures through our Business Solutions Group. Business Solutions revenues include intellectual property licensing revenues of approximately $12.3 million from our joint ventures. If, in the future, Ask Jeeves is unable to generate sufficient licensing revenue from our corporate customers and/or our joint ventures, our results of operations could be substantially impaired.

Renewals. We depend on our existing customer base for additional future revenue from services and licenses of other products. If our customers fail to renew their maintenance agreements, our revenue could decrease. The maintenance agreements are generally renewable annually at the option of the customers and there are no mandatory payment obligations or obligations to license additional software. Therefore, current customers may not necessarily generate significant maintenance revenue in future periods. In addition, customers or joint venture partners may not necessary purchase additional products or services. Our services revenue and maintenance revenue also depend upon the use of these services by our installed customer base. Any downturn in software license revenue could result in lower service revenues in future quarters.

Electronic Commerce. In addition, a portion of our revenue is derived from the facilitation of electronic commerce transactions. The market for Internet products and services continues to develop and is rapidly changing. Therefore, the success of our business depends upon the adoption of the Internet as a medium for commerce by a broad base of customers. If this market fails to develop or develops more slowly than expected, or if our electronic commerce services do not achieve market acceptance, our business may suffer.

Many of our Advertisers are Emerging Internet Companies that Represent Credit Risks.

We expect to continue to derive a significant portion of our revenues from the sale of advertising to Internet companies. Many of these companies have limited operating histories and are operating at a loss. Moreover, many of these companies have limited cash reserves and limited access to additional capital. We have in some cases experienced difficulties collecting outstanding accounts receivable and we may continue to have these difficulties in the future. Under our revenue recognition policy, we do not recognize revenue if collectibility is not reasonably assured. These difficulties may increase as a result of a recent downturn in economic activity and reductions in funding for Internet companies from public capital markets and private venture capital and equity sources. If any significant part of our customer base experiences commercial difficulties or is unable or unwilling to pay our advertising fees for any reason, our business will suffer.

Our Past and Future Acquisitions May Be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value or Divert Management Attention.

We have acquired a number of companies and we may in the future seek to acquire or invest in additional businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. We may encounter problems with the assimilation of acquired businesses, products or technologies including:

      o difficulties in assimilation of acquired personnel, operations, technologies or products;

      o     unanticipated costs associated with acquisitions;

      o diversion of management's attention from other business concerns and potential disruption of our ongoing business;

      o adverse effects on our existing business relationships with our customers;

      o potential patent or trademark infringement from acquired technologies.

      o adverse effects on our current employees and the inability to retain employees of acquired companies;

      o use of substantial portions of our available cash as all or a portion of the purchase price; and

      o dilution of our current stockholders due to issuances of additional securities as consideration for acquisitions.

If we are unable to successfully integrate our acquired companies or to create new or enhanced services, we may not achieve the anticipated benefits from our acquisitions. If we fail to achieve the anticipated benefits from the acquisitions, we may incur increased expenses and experience a shortfall in our anticipated revenues and we may not obtain a satisfactory return on our investment. Also, as the value of our common stock has declined, we may need to use cash as all or part of the consideration for the acquisition of businesses, products, or technologies. If we use cash in such a manner, our cash utilization rate will increase and in turn, our results of operations may be seriously harmed. Lastly, if a significant number of employees fail to remain employed with us, we may experience difficulties in achieving the expected benefits of the acquisitions.

Our Growth Will Depend on Our Ability to Develop Our Brand.

We believe that increased brand recognition and a favorable consumer perception of the Ask Jeeves brand are essential to our future success. Accordingly, we intend to continue pursuing an aggressive brand-enhancement strategy, which will include mass market and multimedia advertising, promotional programs and public relations activities. These expenditures may not result in a sufficient increase in revenues to cover such advertising and promotional expenses. In addition, even if brand recognition increases, the number of new users may not increase. Further, even if the number of new users increases, the amount of traffic on our Web sites and the number of corporate customers may not increase sufficiently to justify the expenditures.

To Manage Our Growth, We Need to Improve Our Systems, Controls and Procedures.

We have experienced and may continue to experience rapid growth, which has placed, and could continue to place, a significant strain on our managerial, financial and operational resources. As a result of our recent realignment of our business, we must continue to improve our operational and financial systems and managerial controls and procedures, train and manage our workforce with reduced human resources. We cannot be assured that our systems, procedures or controls will be adequate to support our operations or that we will be able to manage any growth effectively. If we do not manage growth effectively, our business would be seriously harmed.

More Individuals are Utilizing Non-PC Devices to Access the Internet and We May Not Be Successful in Developing a Version of Our Service that Will Gain Widespread Adoption by Users of Such Devices.

In the coming years, the number of individuals who access the Internet through devices other than a personal computer such as personal digital assistants, cellular telephones and television and television set-top devices is expected to increase dramatically. Our services are designed for rich, graphical environments such as those available on personal and laptop computers. The lower resolution, functionality and memory associated with alternative devices may make the use of our services through such devices difficult and we may be unsuccessful in our efforts to modify our online properties to provide a compelling service for users of alternative devices.

As we have limited experience to date in operating versions of our service developed or optimized for users of alternative devices, it is difficult to predict the problems we may encounter in doing so and we may need to devote significant resources to the creation, support and maintenance of such versions. If we are unable to attract and retain a substantial number of alternative device users to our online services, we will fail to capture a sufficient share of an increasingly important portion of the market for online services. Further, as a significant portion of our revenues are derived through the sale of banner and other advertising optimized for a personal computer screen, we may not be successful at developing a viable strategy for deriving substantial revenues from online properties that are directed at the users of alternative devices. Any failure to develop revenue-generating online properties that are adopted by a significant number of handheld device users could severely hurt our business.

We May Not Be Able to Effectively Compete Against Our Current and Potential Competitors.

Web Properties Group. We face direct competition from companies that provide Internet search and directory services. For example, our Web Properties group competes with search engines, including AltaVista Company, Excite@Home Corporation, Google Inc., Northern Light, Infoseek Corporation, and Inktomi Corporation, for the traffic generated by Internet users seeking links to third-party content to address their online information needs. Our Web Properties group also competes with directory services, such as Goto.com, Inc. LookSmart, Ltd., and Yahoo! Inc., because they provide alternative ways for users to obtain the desired information.

Business Solutions Group. We compete with a number of companies that are addressing the same need to improve automated or online customer service for corporate customers. For example, our Business Solutions Group competes with companies that provide shopping advisors, such as Active Research Inc.; automated e-mail response and live interaction, such as Kana Communications, Inc.; search technology, such as Inktomi Corporation; and customer relationship management, such as Siebel Systems, Inc.

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

Our Geographic Properties May Not Be Successful

Our wholly owned subsidiary, Ask Jeeves International, Inc., or AJI, was formed for the purpose of marketing our natural language question answering technologies and services outside of the United States. To date, AJI has entered into joint ventures to provide our services in the United Kingdom, Japan, and to the Spanish-speaking market worldwide. AJI has also formed a subsidiary in Australia to provide a localized version of our services for the Australian market. This expansion into international markets requires substantial management attention and financial resources. We cannot be certain that our investment in AJI and in establishing operations in other countries will produce the desired levels of revenue. In addition, AJI and its investment properties are subject to other inherent risks and problems, including:

      o the impact of business cycles and downturns in economies outside the United States;

      o longer payment cycles and greater difficulty in accounts receivable collections;

      o     unexpected changes in regulatory requirements;

      o     difficulties and costs of staffing and managing foreign operations;

      o reduced protection for intellectual property rights in some countries;

      o unanticipated tax costs associated with the cross-border use of intangible assets;

      o     political and economic instability;

      o     fluctuations in currency exchange rates;

      o difficulty in maintaining effective communications with employees and customers due to distance, language and cultural barriers;

      o lower brand recognition for Ask Jeeves and the Jeeves character in non-English speaking counties;

      o lower per capita Internet usage in many foreign countries, for a variety of reasons such as lower disposable incomes, lack of adequate telecommunications and computer infrastructure and concerns regarding online security for e-commerce transactions; and

      o competition in international markets from a broad range of competitors, including AltaVista, Goto.com, LookSmart, Terra Lycos, Yahoo! and other United States and foreign portals, search engines and service providers.

Some or all of the above factors could seriously harm the results of our operations.

Our Operating Results are Volatile and Difficult to Predict.

You should not rely on our results of operations during any particular quarter as an indication of our future results for a full year or any other quarter. Our quarterly revenues and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including:

      o our ability to obtain new corporate customers, the length of time needed to implement our natural language question answering technologies and services for corporate customers and the timing of revenue recognition with respect to contracts with corporate customers;

      o our ability to obtain new advertising contracts, maintain existing ones and effectively manage our advertising inventory;

      o the number of users of our Web sites, Web sites syndicating our services and the Web sites of our corporate customers;

      o our ability to link our electronic commerce merchants to potential customers;

      o seasonal and other fluctuations in demand for our electronic commerce services and for advertising space on our Web sites;

      o     our ability to develop and introduce new technology;

      o     announcements and new technology introductions by our competitors;

      o     our ability to attract, retain and motivate key personnel;

      o     credit risk of Internet companies within our customer base;

      o     rate changes for advertising on our Web sites;

      o marketing expenses and technology infrastructure costs as well as other costs that we may incur as we expand our operations; and

      o costs relating to possible acquisitions of technologies and businesses including the timing of charges related to the acquisitions and any amortization of expenses related to the acquisitions; and

      o     the other factors discussed in this section on "Business Risks."

We have experienced seasonality in user traffic to our Websites, including lower traffic during the year-end holiday season and a slower rate of growth during the summer months. Given our limited operating history, user traffic on our Web sites is extremely difficult to forecast accurately. Moreover, obtaining new corporate customers depends on many factors that we are not able to control, such as the allocation of budgetary resources by potential customers. The average sales cycle for obtaining new corporate customers has averaged four months. Therefore, it is difficult to predict the number of corporate customers that we will have in the future. We may be unable to adjust spending to compensate for an unexpected shortfall in our revenues. As a result, if we experience an unexpected shortfall in revenues, or if our revenues do not grow faster than the increase in these expenses, we could experience significant variations in the operating results from quarter to quarter.

Our Stock Price may Fluctuate Significantly Regardless of Our Actual Operating Performance.

Our common stock is listed for trading on the Nasdaq National Market. The trading price of our common stock has been and may continue to be highly volatile. For example, during 2000, the closing price our common stock ranged from $2.44 to $138. Our stock price may be subject to wide fluctuations in response to a variety of factors, including:

      o actual or anticipated variations in quarterly operating results and announcements of technological innovations;

      o     new products or services offered by Ask Jeeves or its competitors;

      o     changes in financial estimates by securities analysts;

      o conditions or trends in the Internet services industry and the online customer service segment in particular;

      o Ask Jeeves' announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

      o     additions or departures of key personnel;

      o sales by current holders of our common stock and general financial conditions and investor sentiment regarding Internet companies generally; and

      o     other events that may be beyond Ask Jeeves' control.

In addition, the Nasdaq National Market, where most publicly held Internet companies are traded, has periodically experienced extreme price and volume fluctuations. These fluctuations may be unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of an individual company's securities, securities class action litigation often has been instituted against that company. This type of litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

Lastly, the continuing listing requirements of the Nasdaq National Market require that our common stock must maintain a minimum trading price. If the trading price of our common stock fails to satisfy the minimum trading price over certain periods enumerated under the Nasdaq rules, our common stock may be subject to delisting from the Nasdaq National Market. If our common stock is delisted from the Nasdaq National Market, the trading market for our common stock will be limited and thus, the ability of our stockholders to buy and sell our common stock may be adversely affected.

If We Fail to Meet the Expectations of the Public Market Analysts and Investors, the Market Price of Our Common Stock May Decrease Significantly.

Public market analysts and investors have not been able to develop consistent financial models for the Internet market because of the unpredictable rate of growth of Internet use, the rapidly changing models of doing business on the Internet and the Internet's relatively low barriers to entry. As a result, and because of the other risks noted in this discussion, it may be that our actual results will not meet the expectations of public market analysts and investors in future periods. If this occurs, the price of our common stock will likely fall.

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

We Depend on Third Party Content.

Our Web sites are designed to directly link users to a page within a third-party Web site that contains the answer to a question asked. However, when our Web sites attempt to direct the user to a page within the Web site, some companies have automatically redirected users to their home page. If companies prevent us from directly linking our users to a page within a third-party Web site, and if there are no comparable alternative Web sites to which we can direct our users, the utility and attractiveness of our services to consumers may be reduced. If this occurs, traffic on our Web sites could significantly decrease, which would seriously harm our business.

Visitors to our Web sites use the sites to obtain direct access to the information, products and services they need through the display of a third-party Web page containing the answer to the user's question. We have little control over the content of these third-party Web sites. If these third-party Web sites do not contain high-quality, up-to-date and useful information to the user, the utility of our service to the user will be reduced, which could seriously harm our business.

We May Be Liable for Our Links to Third-Party Web Sites.

We could be exposed to claims for liability with respect to the selection of third-party Web sites that may be accessible through our Web sites. These claims might include, among others, that by linking to Web sites operated by third parties, we may be liable for copyright or trademark infringement or other unauthorized actions by these third-party Web sites. Other claims may be based on errors or false or misleading information provided on our Web sites, including information deemed to constitute professional advice such as legal, medical, financial or investment advice. Other claims may be based on our links to sexually explicit Web sites and our provision of sexually explicit advertisements when this content is displayed. While no such claims are pending and we do not believe that any such claim would have legal merit, our business could be seriously harmed due to the cost of investigating and defending these claims, even to the extent these claims do not result in liability. Implementing measures to reduce our exposure to such claims may require us to spend substantial resources and limit the attractiveness of our service to users.

We Face Risks Related to Expanding Into Relatively New Services and Business Areas.

To increase our revenues, we will need to refine our business model by promoting new or complementary products and by targeting our products and services to meet the needs of different customers. The evolution of our electronic commerce services may strain our management, financial and operational resources. Our development of new product and service offerings may not be timely or may not generate sufficient revenues to offset their cost. If this occurs, our business, operating results and financial condition will be seriously harmed.

Our Future Success Depends on Our Ability to Attract, Retain Key Management and Skilled Technical Employees.

A. George (Skip) Battle, a member of our Board of Directors, has been appointed Chief Executive Officer. We do not have an employment agreement with Mr. Battle for any specific term, and the loss of Mr. Battle's services could seriously harm our business.

Our future success also depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees in the San Francisco Bay Area, where our headquarters is located, is intense. This is due, in part, to the high concentration of high-tech companies vying for qualified employees, high housing costs and traffic congestion. We have experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we fail to attract, retain and motivate our employees, our business will be harmed.

Our Workforce Reduction and Financial Performance May Adversely Affect the Morale and Performance of our Personnel and our Ability to Hire New Personnel.

In connection with our effort to streamline operations, increase revenues, reduce costs and bring our staffing and structure in line with our current and anticipated requirements, we recently realigned our business organization, which included a reduction in our workforce of approximately 152 employees, or approximately 20 percent of our workforce. There may be costs associated with the workforce reduction related to severance and other employee-related costs, and our realignment plan may yield unanticipated consequences, such as attrition beyond our planned reduction in staff. In addition, our common stock has recently declined in value below the exercise price of many options granted to employees pursuant to our stock option plans. Thus, the intended benefits of the stock option granted to our employees, the creation of performance and retention incentives, may not be realized. In addition, workforce reductions and management changes create anxiety and uncertainty and may adversely affect employee morale. As a result, we may lose employees whom we would prefer to retain. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies they perceive as having less volatile stock prices.

We Need to Expand Our Sales and Support Organizations.

Competition for highly-qualified sales personnel is intense, and we may not be able to maintain the kind and number of sales personnel we need. Hiring highly qualified customer service and account management personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of the Internet.

We Will Only Be Able to Execute Our Business Plan if Internet Usage Grows.

Our business would be adversely affected if Internet usage does not continue to grow or grows at significantly lower rates compared to current trends. The continued growth of the Internet depends on various factors, many of which are outside our control. These factors include:

      o the Internet infrastructure may not be able to support the demands placed on it;

      o performance and reliability of the Internet may decline as usage grows;

      o continued growth in utility and accessibility to desired information;

      o security and performance concerns due to hackers and authentication concerns with respect to the transmission over the Internet of confidential information, such as credit card numbers, and attempts by unauthorized computer users, so-called hackers, to penetrate online security systems; and

      o privacy concerns, including those related to the ability of Web sites to gather user information without the user's knowledge or consent.

The Operating Performance of Our Systems and Servers is Critical to Our Business and Reputation.

Any system failure, including network, software or hardware failure, that causes an interruption in our service or a decrease in responsiveness of Ask Jeeves could result in reduced user traffic on our Web sites and reduced revenues. We have network and server equipment located at AboveNet, Exodus, Qwest, Alegiance Telecom in various locations in California and Massachusetts and in London, England. Although we believe that our current back-up methods are adequate, we cannot be assured that the back-up servers will not fail or cause an interruption in our service.

We have experienced slower response times and interruptions in service due to malfunctions at our hosting facilities and on the Internet backbone networks, major software upgrades on our Web sites and undetected software defects. Ask.com, AJ Kids, and DirectHit.com have had partial interruptions for periods ranging from a few minutes to three hours. In addition, our Web sites could also be affected by computer viruses, electronic break-ins or other similar disruptions. If we experience outages, frequent or persistent system failures or degraded response times, our reputation and brand could be permanently harmed. In addition, we could lose advertising revenues during these interruptions and user satisfaction could be negatively impacted if the service is slow or unavailable.

Our users and customers depend on Internet service providers, online service providers and other Web site operators for access to our Web sites. Each of these types of providers has experienced significant outages in the past and could experience outages, delays and other operating difficulties due to system failures unrelated to our systems.

The occurrence of an earthquake or other natural disaster or unanticipated problems at our principal facilities or at the servers that host or back-up our systems could cause interruptions or delays in our interactive network or a loss of data. Our systems are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. We have not developed a comprehensive disaster recovery plan to respond to system failures. Our general liability insurance policies may not adequately compensate us for losses that may occur due to interruptions in our service.

Power Outages In California Could Adversely Affect Us.

We have significant operations in the state of California and are dependent on a continuous power supply. California's energy crisis could substantially disrupt our operations and increase our expenses. California, has recently implemented, and may in the future continue to implement, rolling blackouts throughout the state. Although state lawmakers are working to minimize the impact, if blackouts interrupt our power supply, we may be temporarily unable to continue operations at our California facilities. Any such interruption in our ability to continue operation at our facilities could delay the development of our products and services and disrupt communications with our customers or other third parties on which we rely, such as Web hosting service providers. Future interruptions could damage our reputation and could result in lost revenue, either of which could substantially harm our business and results of operations. Furthermore, shortages in wholesale electricity supplies have caused power prices to increase. If energy prices continue to increase, our operating expenses will likely increase which could have a negative effect on our operating results.

Our Security Could Be Breached, Which Could Damage Our Reputation and Deter Customers From Using Our Services.

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

Legislation limiting the ability of the states to impose taxes on Internet-based transactions recently has been enacted by the United States Congress. However, this legislation, known as the Internet Tax Freedom Act, imposes only a three-year moratorium, which commenced October 1, 1998 and ends on October 21, 2001, on state and local taxes on electronic commerce, where such taxes are discriminatory and Internet access, unless such taxes were generally imposed and actually enforced prior to October 1, 1998. It is possible that the tax moratorium could fail to be renewed prior to October 21, 2001. Failure to renew this legislation would allow various states to impose taxes on Internet-based commerce. The imposition of such taxes could impair the growth of the e-commerce marketplace and impair our ability to become profitable.

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

Some of the risks that may result from these arrangements with businesses engaged in electronic commerce include:

      o potential claims for liabilities for illegal activities that may be conducted by participating merchants;

      o product liability or other tort claims relating to goods or services sold through third-party commerce sites;

      o claims for consumer fraud and false or deceptive advertising or sales practices;

      o     breach of contract claims relating to merchant transactions;

      o claims that materials included in merchant sites or sold by merchants through these sites infringe third-party patents, copyrights, trademarks or other intellectual property rights, or are libelous, defamatory or in breach of third-party confidentiality or privacy rights; and

      o claims relating to any failure of merchants to appropriately collect and remit sales or other taxes arising from electronic commerce transactions.

Even to the extent that such claims do not result in material liability, investigating and defending such claims could seriously harm our business. For example, investigating and defending any such claims may require significant financial and human resources, may result in negative publicity for our company and injure our business reputation.

We May Be Unable to Protect Our Intellectual Property Rights and Other Proprietary Rights and We May Be Liable for Infringing Upon the Intellectual Property Rights of Others.

Third parties may assert infringement claims against us. From time to time in the ordinary course of business we have been subject to claims of alleged infringement of the trademarks and other intellectual property rights of third parties. Any such claims, if made, and any resulting litigation, should it occur, could subject us to significant liability for damages. In addition, even if we prevail, litigation could be time-consuming and expensive to defend, and could result in the diversion of our time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into agreements with the third parties making these claims. (See further discussion blow under Item 3, Legal Proceedings)

We May Not Be Able to Secure Additional Financing to Meet Our Future Capital Needs.

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

Future Sales of Stock Could Affect Our Stock Price.

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

Provisions in Delaware Law and our Charter, Stock Option Agreements and Offer Letters to Executive Officers may Prevent or Delay a Change Of Control.

We are subject to the Delaware anti-takeover laws regulating corporate takeovers. These anti-takeover laws prevent Delaware corporations from engaging in a merger or sale of more than 10% of its assets with any stockholder, including all affiliates and associates of the stockholder, who owns 15% or more of the corporation's outstanding voting stock, for three years following the date that the stockholder acquired 15% or more of the corporation's assets unless:

      o the board of directors approved the transaction where the stockholder acquired 15% or more of the corporation's assets;

      o after the transaction where the stockholder acquired 15% or more of the corporation's assets, the stockholder owned at least 85% of the corporation's outstanding voting stock, excluding shares owned by directors, officers and employee stock plans in which employee participants do not have the right to determine confidentially whether shares held under the plan will be tendered in a tender or exchange offer; or

      o on or after this date, the merger or sale is approved by the board of directors and the holders of at least two-thirds of the outstanding voting stock that is not owned by the stockholder.

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

Our certificate of incorporation and bylaws include a number of provisions that may deter or impede hostile takeovers or changes of control or management. These provisions include:

      o our board is classified into three classes of directors as nearly equal in size as possible with staggered three year-terms;

      o the authority of our board to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of these shares, without stockholder approval;

      o all stockholder actions must be effected at a duly called meeting of stockholders and not by written consent;

      o except under limited circumstances, special meetings of the stockholders may be called only by the chairman of the board, the chief executive officer the board or by holders of shares entitled to cast not less than 50% of the votes of the meeting; and

      o     except under limited circumstances, no cumulative voting.

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

In addition, our option agreements under the Amended and Restated 1996 Stock Option Plan provide that if a change in control of Ask Jeeves occurs and the surviving corporation or acquiring corporation refuses to assume all options granted under the plan, the vesting of each option shall accelerate in full. These option agreements also provide that if a change of control of Ask Jeeves occurs prior to the first anniversary of the vesting commencement date of an option, then the vesting which would have occurred by such anniversary shall occur. After the first anniversary of the date of grant, the option agreements provide that the vesting of each option shall accelerate by six months upon a change of control. As of March 30, 2001, there were 1,388,625 shares of common stock reserved for unvested options granted under this plan. Our 1999 Non-Officer Equity Incentive Plan, as amended and restated ("1999 Plan") provides that if a change of control of Ask Jeeves occurs and the surviving corporation or acquiring corporation refuses to assume all options issued under the plan, the vesting of each option shall accelerate in full. Certain option agreements under the 1999 Non-Officer Equity Incentive Plan also provide that if a change of control of Ask Jeeves occurs, the vesting of 50% of shares subject to each option shall accelerate. As of March 30, 2001, there were 1,599,653 shares of common stock reserved for unvested options granted under this plan. Furthermore, offer letters with our executive officers provide for the payment of severance and acceleration of options upon the termination of these executive officers following a change of control of Ask Jeeves. These provisions in our stock option agreements and offer letters could have the effect of discouraging potential takeover attempts.

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

Item 2. Properties

Our headquarters are currently located in a leased facility in Emeryville, California. The facility consists of approximately 76,000 square feet. Our annual rent expense under the lease is $2.4 million. The lease expires in 2005.

In February 2000, the Company entered in an additional lease agreement for facilities in Oakland, California. The lease consists of approximately 60,000 square feet.

In March 2000, the Company entered in an additional lease agreement for its international operations in Los Angeles, California. The lease consists of approximately 8,000 square feet. Our annual rent expense under the lease is $211,000. The lease expires in September 2004.

As part of our acquisition of Direct Hit, Inc. in first quarter 2000, we assumed their lease, which consists of approximately 22,000 square feet. Our annual rent expense under the lease is approximately $500,000. The lease expires October 2002.

In April 2000, the Company entered into an additional lease agreement for facilities in Oakland, California. The lease consists of approximately 160,000 square feet. Our annual lease commitment under the lease is $6.5 million. The lease term is ten years and the building is currently under construction with anticipated completion in second quarter 2002.

We have also leased smaller facilities in California, and New York, primarily for sales and marketing personnel.

As part of the Company's business realignment announced in December 2000, the Company closed operations in North Hollywood and Oakland, California, as well as its facility in St. Louis, Missouri. The cost associated with exiting the facilities was approximately $8 million.

We believe that as a result of our facility consolidation, our remaining facilities will be adequate to meet our needs for the foreseeable future.

Item 3. Legal Proceedings

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with the services, such as claims alleging defamation or invasion of privacy. In addition, from time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits and other forms of communication. Currently, the Company is engaged in two lawsuits regarding patent issues.

In July 1999, IP Learn LLC filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint, which was amended by the plaintiff, alleged that aspects of the Company's technology infringed three patents alleged to be held by the plaintiff. The Company settled this lawsuit in February 2001, and an Order of Dismissal with Prejudice was entered by the Court on February 20, 2001.

On December 16, 1999, Patrick H. Winston and Boris Katz filed a complaint against us in the United States District Court for the District of Massachusetts (Patrick H. Winston and Boris Katz v. Ask Jeeves, Inc., Case No. 99GV12584 MLW), alleging infringement by us of United States Patent Nos. 5,309,359 and 5,404,295 that are alleged to be held by the plaintiffs. The complaint seeks injunctive relief and unspecified damages, including attorneys' fees. We filed an answer to the complaint and a counterclaim for declaratory relief on January 28, 2000. The answer denies the allegations made in the complaint and seeks a dismissal of the complaint, invalidation of the asserted patents and an award to us of our costs, including attorneys' fees. The parties are in the discovery process in this litigation.

We intend to vigorously defend against the allegations asserted in this complaint and we believe we have meritorious defenses to the claims. The results of any litigation matter are inherently uncertain. In the event of an adverse result in this lawsuit, or in any other litigation with third parties that could arise in the future with respect to intellectual property rights relevant to our products or services, we could be required to pay substantial damages, including treble damages if we are held to have willfully infringed, to cease the use of infringing products or services, to expend significant resources to develop non-infringing technology or to attempt to obtain licenses to the infringing technology on commercially reasonable terms. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, we cannot assure you that this lawsuit will not seriously harm our business.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

PRICE RANGE OF COMMON STOCK

Our common stock has been quoted on the Nasdaq National Market under the symbol "ASKJ" since our initial public offering in July 1999. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the Nasdaq National Market:

                                                 High                    Low
                                                 ----                    ---
1999
Third Quarter (from July 1, 1999)                $ 77.82                 $24.00
Fourth Quarter                                   $190.50                 $31.00

2000
First Quarter                                    $139.75                 $60.25
Second Quarter                                   $ 62.00                 $16.50
Third Quarter                                    $ 33.83                 $13.75
Fourth Quarter                                   $ 18.82                 $ 1.82

As of February 28, 2001, the number of stockholders of record of the Company's common stock was 974. To date, we have not paid any dividends on our common stock and we do not currently intend to pay dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data

                                                                         Year Ended December 31,
                                                                         -----------------------
                                                                                                                         Period from
                                                                                                                       June 13, 1996
                                                                                                                 (inception) through
(in thousands, except share and per share information)          2000           1999          1998          1997    December 31, 1996
                                                                ----           ----          ----          ----    -----------------
Consolidated Statement of Operations Data:
Revenues:
    Web Properties ...................................       $58,397        $14,564          $577           $--                $--
    Business Solutions (1) ...........................        37,303          7,463           223            23                 --
                                                        --------------------------------------------------------------------------
       Total revenues ................................        95,700         22,027           800            23                 --
Cost of revenues:
    Web Properties ...................................        19,166          6,284           603            --                 --
    Business Solutions ...............................        20,103          7,800           796            --                 --
                                                        --------------------------------------------------------------------------
       Total cost of revenues ........................        39,269         14,084         1,399            --                 --
Gross profit (loss) ..................................        56,431          7,943          (599)           23
Operating expenses:
    Product development ..............................        24,502          8,610         1,712           441                108
    Sales and marketing ..............................        81,641         35,304         2,301            94                 --
    General and administrative .......................        29,598          8,411         2,325           218                 --
    Stock-based compensation .........................         2,996          3,936            29            --                 --
    Amortization of goodwill and other
       intangible assets .............................        82,624             --            --            --                 --
    Write-off of in-process technology ...............        11,652            544            --            --                 --
    Acquisition costs ................................            --          6,045            --            --                 --
    Restructuring costs ..............................        13,466             --            --            --                 --
                                                        --------------------------------------------------------------------------
       Total operating expenses ......................       246,479         62,850         6,367           753                108
Operating loss .......................................      (190,048)       (54,907)       (6,966)         (730)              (108)
Interest income ......................................         6,973          2,165           166             5                 --
Interest expense .....................................          (467)          (187)           (6)           --                 --
Write-down of impaired investments ...................        (4,254)            --            --            --                 --
                                                        --------------------------------------------------------------------------
Net loss before income tax provision .................      (187,796)       (52,929)       (6,806)         (725)              (108)
Income tax provision .................................         1,810             --            --            --                 --
Net loss .............................................     $(189,606)      $(52,929)      $(6,806)        $(725)             $(108)
                                                        ==========================================================================
Basic and diluted net loss per share .................        $(5.51)        $(2.64)       $(0.74)       $(0.21)            $(0.08)
                                                        ==========================================================================
Weighted average shares outstanding
    used in computing basic and diluted
    net loss per share ...............................    34,399,200     20,046,959     9,162,624     3,394,397          1,295,342
                                                        ==========================================================================
(1) Revenues from related parties                            $12,308           $118           $--           $--                $--

                                                                                               As of December 31,
                                                                                               ------------------
                                                                                 2000       1999       1998       1997       1996
                                                                                 ----       ----       ----       ----       ----
(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents, short-term marketable
    securities and marketable securities .................................   $104,966    $51,530     $8,511       $583        $--
Working capital (deficit) ................................................     53,384     35,357      7,318        501         (6)
Total assets .............................................................    537,867     75,764      9,933        679         --
Capital lease obligations, less current portion ..........................      1,465      2,351         46         --         --
Total stockholders' equity (deficit) .....................................    465,768     41,451      8,291        568         (6)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Annual Report, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "projections," and words of similar import, constitute "forward-looking statements." You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as in
Part I of this Annual Report on Form 10-K under the heading "Risk Factors" and the other documents we file with the Securities and Exchange Commission ("SEC"), including our most recent reports on Form 8-K and Form 10-Q, and amendments thereto. The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K.

Overview

      Ask Jeeves is the leading provider of natural language question answering technologies and services. Our proprietary technology combined with human intelligence creates an interaction centered on understanding users' specific needs and interests and connecting them to the most relevant information, products and services. The Company delivers its natural language question answering technologies and services through its own Web sites at Ask.com, AJKids.com and DirectHit.com. Through our Web Properties Group, Ask Jeeves provides a highly targeted medium for advertisers to reach online users. The Company also syndicates services to portals, infomediaries, and content and destination sites to help companies increase e-commerce and advertising revenue. These services enable companies to convert online shoppers to buyers, reduce support costs, understand customer preferences and improve customer retention.

      Through our Business Solutions Group, the Company develops and maintains customized automated search, natural language question answering, and intelligent advisor services on numerous corporate Web sites. Because we provide these solutions on an outsourced basis with little involvement from our corporate customers' technical personnel, we believe that these solutions can improve consumer satisfaction while simultaneously reducing the companies' infrastructure costs.

      Revenues associated with our Web Properties Group include all revenue streams generated from the Web sites we own and operate, as well as from the syndication of services offered on our sites to other companies' sites. These revenues consist primarily of four components:

      -     advertising revenues;

      -     syndication fees;

      -     eCommerce lead generation revenues; and

      -     targeting and acquisition revenues.

      A significant portion of the Company's advertising revenues are derived from the sale of promotional space on the Company's online Internet properties. Services offered range from short-term banner advertisements and sponsorships to long-term arrangements which may include the development of co-branded, integrated websites. Revenue derived from such arrangements is recognized during the period which the service is provided, provided that no significant obligations remain at the end of the period. Company obligations typically include the guarantee of a minimum number of "impressions" or times that an advertisement appears in pages viewed by users of the Company's online properties. To the extent the minimum guaranteed impressions are not delivered, the Company defers recognition of the corresponding revenue until the remaining guaranteed impressions levels are achieved.

Syndication fees consist of either a fixed fee that is recognized ratably over the contractual term, generally a twelve-month period or a revenue sharing arrangement. Revenues from electronic commerce are generated when a user clicks on the answer that links to an electronic commerce merchant's Web site on a cost per click, or CPC basis. Electronic commerce transaction fees are derived from short-term electronic commerce merchant contracts, generally over a three-to-six month period. Targeting and acquisition solution revenues are generated from targeting programs designed to maximize the effectiveness of the Ask Jeeves' question answering and search technologies by creating dynamic, customized environments based on user behavior.

      Revenues from our Business Solutions Group include revenue streams that are derived from the licensing of our natural language navigation and business intelligence technologies and from consulting services associated with implementing a customized natural language question and answering solution. We are targeting accounts in the vertical markets of technology, financial services, retail and government. We recognize consulting services, ongoing support, and licensing fees ratably over the contractual term, generally twelve months, commencing with the implementation of service. Payments received prior to service implementation or provision of consulting services are recorded as deferred revenue and recognized ratably over the contractual term, commencing upon service implementation.

      Cost of revenues for our Web Properties Group consists primarily of salaries and related personnel costs associated with the content development, data analysis, testing and maintenance of our Web sites. Additionally, cost of revenues includes revenue sharing expenses associated with our distribution relationships. Cost of revenues for our Business Solutions Group consists primarily of salaries and related personnel costs and other direct costs to provide consulting, and information services to our corporate customers. Cost of revenues for our Web Properties and Business Solutions Groups also include amortization charges related to certain technology assumed as part of our acquisitions.

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

      General and administrative expenses consist primarily of salaries and related costs for general corporate functions, recruiting and fees for other professional services as well as various accounting and legal costs associated with operating our business.

      Other income includes interest income on our cash and investments, partially offset by interest due on our financing obligations.

      Stock-based compensation reflects the amortization of stock compensation charges from employee stock options. Deferred compensation charges arise from the difference between the exercise price and the deemed fair value of specific stock options granted to our employees and are amortized over the vesting period.

      The Company has recorded goodwill and other intangible assets as a result of various purchase acquisitions made. Amortization of goodwill and intangible assets is amortized ratably over the estimated economic lives of the respective assets, generally three to five years.

      Write-off of in-process technology relates to costs incurred in connection with our acquisitions.

      We have incurred significant net losses and negative cash flows from operations since our inception, and at December 31, 2000, we had an accumulated deficit of approximately $250.2 million. These losses have been funded primarily through the issuance of preferred and common equity securities, including our initial public offering in July 1999 and follow-on public offering in March 2000.

      We believe that we will incur negative cash flows from operations in the future. Although we are targeting positive cash flows from operations by the third quarter of 2000, because of the rapid and unexpectedly sharp deterioration of the general business climate in recent months, we cannot predict when we will achieve either positive cash flows from operations or financial reporting profitability in the future.

      There was no provision for federal or state income taxes for any period since inception due to our operating losses. During the year ended December 31, 2000, the Company recorded a foreign income tax provision of $1.8 million related to taxes withheld from customer payments and remitted to foreign taxing jurisdictions on the Company's behalf. At December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $117.0 million, which expire in the years 2012 through 2020. The Company also had net operating loss carryforwards for state income tax purposes of approximately $37.0 million expiring in the year 2004. Utilization of our net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. A valuation allowance has been established and, accordingly, no benefit has been recognized for our net operating losses and other deferred tax assets. The net valuation allowance increased by $38.6 million during the year ended December 31, 2000. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include our history of net losses since inception and expected near-term future losses. We will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results.

Annual Results of Operations

Years Ended December 31, 2000 and December 31, 1999

Revenues

      Revenues were $95.7 million for the year ended December 31, 2000, and $22.0 million for the year ended December 31, 1999. Web Properties revenues were $58.4 million or 61% of total revenues for the year ended December 31, 2000 and $14.6 million or 66% of total revenues for the year ended December 31, 1999. These revenues consisted of $29.5 million in advertising revenues for the year ended December 31, 2000, and $12.5 million for the year ended December 31, 1999. Revenues from targeting and acquisition services were $15.5 million for the year ended December 31, 2000 and $504,000 for the year ended December 31, 1999. Syndication revenues were $5.1 million and $500,000 for the years ended December 31, 2000 and 1999, respectively. Electronic commerce revenues were $8.3 million for the year ended December 31, 2000 and $1.1 million for the year ended December 31, 1999. As of December 31, 2000, our combined Web Properties attracted an audience of 11.9 million unique monthly users who viewed an average of approximately 13.1 million Web pages per day on Ask Jeeves branded online properties.

      Business Solutions revenues were $37.3 million or 39% of total revenues for the year ended December 31, 2000, and $7.5 million or 34% of total revenues for the year ended December 31, 1999. These revenues consisted of licensing fee revenues of $24.7 million and $4.0 million for the years ended December 31, 2000 and 1999, respectively. Consulting services were $12.6 million and $3.5 million for the years ended December 31, 2000 and 1999, respectively.

Cost of Revenues

      Cost of revenues for Web Properties was $19.2 million for the year ended December 31, 2000 and $6.3 million for the year ended December 31, 1999. The increase in cost of revenues is attributed primarily to the increased level of personnel and related personnel costs associated with developing, maintaining, analyzing and testing of Ask.com to support the growth in traffic and the resulting revenues. Cost of revenues for Business Solutions was $20.1 million for the year ended December 31, 2000 and $7.8 million for the year ended December 31, 1999. The increase in cost of revenues is attributed to personnel and related personnel costs associated with providing consulting, information and maintenance services to our increased customer base. Cost of revenues also includes amortization charges related to assets acquired from acquisitions the Company made in 1999 and 2000.

Product Development Expenses

      Product development expenses were $24.5 million for the year ended December 31, 2000, and $8.6 million for the year ended December 31, 1999. The increase in expenses resulted from the hiring of additional personnel and related personnel costs, consultant fees, expenses related to the design, development, testing and enhancement of our technology and services. We are focusing on key, strategic areas of product development to support our business plan and have therefore reduced the number of product development initiatives that are not essential to delivering future financial results.

Sales and Marketing Expenses

      Sales and marketing expenses were $81.6 million for the year ended December 31, 2000, and $35.3 million for the year ended December 31, 1999. The increase in expenses are attributed to advertising expenses related to our branding campaign, the hiring of additional direct sales and marketing personnel and sales commissions associated with the increase in revenues. We intend to continue to pursue a brand-enhancement strategy, which will include mass market and multimedia advertising, promotional programs and public relations activities.

General and Administrative Expenses

      General and administrative expenses were $29.6 million for the year ended December 31, 2000, and $8.4 million for the year ended December 31, 1999. The increase in expenses is attributed to an increase in the number of general and administrative personnel, recruiting costs associated with filling key executive positions and investments in infrastructure as well as increased accounting and legal costs incurred in connection with business activities.

Stock-based Compensation

      For the years ended December 31, 2000 and 1999, we recorded $3.0 and $3.9 million, respectively, in amortization of deferred stock-based compensation in connection with the grant of stock options to employees and consultants. The decrease in amortization is due to our graded vesting method of amortization resulting in larger deferred compensation charges being incurred in earlier periods. For the year ended December 31, 2000, stock-based compensation also reflected a charge of $1.2 million to reduce the carrying value of certain shareholder notes to the fair value of the underlying collateral.

Amortization of Goodwill and Other Intangible Assets

      For the year ended December 31, 2000, we recorded $82.6 million in amortization of goodwill and other intangible assets, compared with no amortization for the year ended December 31, 1999. The increase is due to various acquisitions that took place in the fourth quarter of 1999 and the first quarter of 2000.

In-Process Technology

      For the year ended December 31, 2000, we wrote off in-process technology of $11.7 million in connection with the acquisition of certain technology from Evergreen and Direct Hit. For the year ended December 31, 1999, we recorded in-process technology write-offs of $544,000 in connection with the acquisition of certain technology and computer equipment.

Restructuring Costs

      In response to new challenges in the business environment, in December 2000, the Company's Board of Directors approved a restructuring program aimed at streamlining its underlying cost structure to better position the Company for growth and improved operating results. As part of the restructuring program, the Company implemented a reduction in force of approximately 152 positions. The reductions came from all areas of the Company and, as of December 31, 2000, the majority of these terminations were completed. As part of the restructuring, the Company determined that the operations of the Evergreen Project, Inc, which was acquired in January 2000, no longer fit the Company's strategic objectives and were terminated.

      The Company incurred a charge of approximately $13.5 million relating to the restructuring. This charge included $2.2 million related to severance and other employee costs associated with the elimination of 152 positions and accounting and legal costs. Costs associated with employee termination included severance pay and medical and other benefits. All of the affected employees had been notified as of December 31, 2000.

      The charge also included approximately $8.0 million in estimated facility exit costs and $3.3 million in non-cash asset write-downs. The facility exit costs are associated with the consolidation of various facilities in California and Missouri. Asset write-downs related to the termination of the Evergreen operation included approximately $3.1 million of goodwill and $200,000 of equipment.

      As a result of the restructuring program, the Company's annual expense base was reduced by approximately $53.0 million as compared with previous expectations. The majority of the cost savings are expected to be realized as a result of lower headcount, reduced facility costs and terminated marketing programs. Over time, these cost savings are expected to be partially offset by increased operating expenses to support future revenue growth.

      While we believe that our business realignment will assist us in streamlining operations, increasing revenues, reducing expenses and thereby achieving profitability, we cannot assure you that we will achieve these anticipated results. We may in the future be required to take additional actions, including further changes to the business organization, in order to realign the business with anticipated requirements. If we are not successful in realigning our business to increase revenues and decrease costs, we may never achieve profitability.

Interest Income and Interest Expense

      Interest income was $7.0 million for the year ended December 31, 2000, and $2.2 million for the year ended December 31, 1999. The increase in interest income is attributed to the interest on proceeds from our equity financings. Interest expense was $467,000 for the year ended December 31, 2000, and $187,000 for the year ended December 31, 1999. The increase in interest expense is attributable to the interest charges incurred on additional capital lease obligations.

Write-down of Impaired Investments

      In the fourth quarter of 2000, we recorded write-downs of nonmarketable investments in privately held companies that we deemed to have had other than temporary declines in value below their carrying value totaling $4.3 million. There were no similar write-downs for the year ending December 31, 1999.

Years Ended December 31, 1999 and December 31, 1998

Revenues

      Revenues were $22.0 million for the year ended December 31, 1999 and $800,000 for the year ended December 31, 1998. Web Properties revenues were $14.6 million or 66% of total revenues for the year ended December 31, 1999 and $577,000 or 72% of total revenues for the year ended December 31, 1998. These revenues consisted of $12.5 million in advertising revenues for the year ended December 31, 1999 and $455,000 in advertising revenues for the year ended December 31, 1998. Revenues from targeting and acquisition services were $504,000 for the year ended December 31, 1999. There were no targeting and acquisition revenues for 1998. Syndication fees were $500,000 million for the year ended December 31, 1999 and $122,000 for the year ended December 31, 1998. Electronic commerce revenues were $1.1 million for the year ended December 31, 1999. There were no electronic commerce revenues for the year ended December 31, 1998.

      Business Solutions revenues were $7.5 million or 34% of total revenues for the year ended December 31, 1999 and $223,000 or 28% of total revenues for the year ended December 31, 1998. These revenues consisted of $3.5 million in consulting services for the year ended December 31, 1999 and $223,000 in consulting services for the year ended December 31, 1998. Licensing fee revenues were $4.0 million for the year ended December 31, 1999. There were no licensing fee revenues for the year ended December 31, 1998.

Cost of Revenues

      Cost of revenues for Web Properties was $6.3 million for the year ended December 31, 1999 and $603,000 for the year ended December 31, 1998. The increase in cost of revenues is attributed to increased third-party advertising management fees, hosting costs, and additional personnel and related personnel costs associated with developing, maintaining, analyzing and testing of Ask.com to support the growth in traffic and the resulting revenues. Cost of revenues for Business Solutions was $7.8 million for the year ended December 31, 1999 and $797,000 for the year ended December 31, 1998. The increase in cost of revenues is attributed to personnel and related personnel costs associated with providing consulting, information and maintenance services to our customers, and amortization charges related to assets acquired.

Product Development Expenses

      Product development expenses were $8.6 million for the year ended December 31, 1999 and $1.7 million for the year ended December 31, 1998. The increase in expenses resulted from the hiring of additional personnel and related personnel costs, consultant fees, expenses related to the design, development, testing and enhancement of our technology and services.

Sales and Marketing Expenses

      Sales and marketing expenses were $35.3 million for the year ended December 31, 1999 and $2.3 million for the year ended December 31, 1998. The increase in expenses are attributed to advertising expenses related to our branding campaign, the hiring of additional direct sales and marketing personnel and sales commissions associated with the increase in revenues.

General and Administrative Expenses

      General and administrative expenses were $8.4 million for the year ended December 31, 1999 and $2.3 million for the year ended December 31, 1998. The increase in expenses is attributed to hiring of additional personnel and related personnel costs for finance, legal, business development and internal information systems development and support that has accompanied the growth of our business, recruiting costs associated with filling key executive positions and depreciation expense associated with adding property and equipment.

Stock-based Compensation

      For the years ended December 31, 1999 and 1998, we recorded $3.9 million and $29,000, respectively, in amortization of deferred stock-based compensation in connection with the grant of stock options to employees and consultants. The increase in amortization is due to the significant increase in grants to employees and consultants in 1999 versus 1998 and the differences between the deemed fair value of our common stock and the exercise price of options in 1999.

In-Process Technology

      For the year ended December 31, 1999, we recognized purchased in-process technology costs of $544,000 in connection with the acquisition of certain technology and computer equipment from Lumina and Excellerate. In connection with the acquisition of Net Effect in November 1999, we recorded acquisition costs of $6.0 million which primarily included investment banking fees, legal and accounting costs.

Interest Income and Interest Expense

      Interest income was $2.2 million for the year ended December 31, 1999 and $166,000 for the year ended December 31, 1998. The increase in interest income is attributed to the interest on proceeds from our equity financings. Interest expense was $187,000 for the year ended December 31, 1999 and $6,000 for the year ended December 31, 1998. The increase in interest expense is attributable to the interest charges incurred on additional capital lease obligations.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. In June 2000, the FASB issued FAS 138 which significantly amends FAS 133. FAS 133, as amended, requires that an entity recognize all derivatives as either assets or liabilities in the Statement of Financial Position and measure those instruments at fair value. The Company will be required to adopt FAS 133 effective January 1, 2001. Management of the Company does not believe the adoption of this statement will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," (SAB 101). SAB 101, as amended, summarizes certain of the SEC's views in applying accounting principles generally accepted to revenue recognition and classification in financial statements. The Company adopted SAB 101 in the fourth quarter of 2000. The adoption of SAB 101 did not have a material impact on its revenues or results of operations.

      In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. FIN 44 clarifies guidance for certain issues that arose in the application of APB No. 25. FIN 44 is generally effective, and to be applied prospectively, to all new awards, modifications to outstanding awards and changes in employee status on or after July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial position or results of operations.

Seasonality and Quarterly Fluctuations In Operating Results

      Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. Factors that may adversely affect our results of operations include:

      o our ability to obtain new corporate customers, the length of the development cycle for corporate customers and consequently, the timing of revenue recognition with respect to contracts with corporate customers;

      o our ability to obtain new advertising contracts, maintain existing ones, and effectively manage our advertising inventory;

      o the number of questions asked and answered on Ask.com, AJKids.com and DirectHit.com and on the Web sites of our corporate customers;

      o our ability to attract and retain advertisers and our ability to link our electronic commerce partners to potential customers;

      o rate changes for advertising on Ask.com, AJKids.com and DirectHit.com; and

      o marketing expenses and technology infrastructure costs as well as other costs that we may incur as we expand our operations.

      o seasonal and other fluctuations in demand for our electronic commerce services and for advertising space on Ask.com, AJKids.com and DirectHit.com;

      o     our ability to develop and introduce new technology;

      o     announcements and new technology introductions by our competitors;

      o     our ability to attract and retain key personnel;

      o costs relating to possible acquisitions and integration of technologies or businesses;

      Because of the foregoing factors, we believe that period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance.

      As Internet advertising makes the transition from an emerging to a more developed market, seasonal and cyclical patterns may develop in our industry that may also affect our revenues. Similar to traditional media, this may result in our advertising sales being lower during summer vacation and year end holiday periods. Seasonality in the retail industry and in Internet service usage is likely to cause quarterly fluctuations in our results of operations and could harm our business.

Liquidity and Capital Resources

      Since our inception, we have financed our operations primarily through the private placement of equity securities, our initial public offering and our follow-on offering. As of December 31, 2000, we had $105.0 million in cash and cash equivalents, short-term marketable securities and marketable securities. Marketable securities consist of highly liquid instruments (primarily U.S., state and municipal government securities and corporate debt securities) with short maturities. Net cash used in operating activities was $61.6 million for the year ended December 31, 2000, and $32.3 million for the year ended December 31, 1999. Net cash used in operating activities resulted primarily from net losses adjusted for non-cash operating activities such as depreciation and amortization and increases in deferred revenue. Net cash used in investing activities was $35.4 for the year ended December 31, 2000, and $42.1 million for the year ended December 31, 1999. Net cash used in investing activities for the year ended December 31, 2000, related to purchases of investments of $68.5 and property and equipment of $14.7 million, partially offset by redemptions of investments of $35.1 million. For the year ended December 31, 1999, net cash used in investing was due primarily to purchases of property and equipment of $6.3 million and purchases of $34.2 million of short-term investments. Net cash provided by financing activities was $124.3 million for the year ended December 31, 2000, and $83.3 million for the year ended December 31, 1999. For the year ended December 31, 2000, net cash provided by financing activities primarily related to net proceeds of $129.9 million from the sale of common equity securities. For the year ended December 31, 1999, net cash provided from financing activities related primarily to net proceeds of $4.4 million from the sale of common and $34.4 million from the sale of preferred equity securities, $43.0 million of net proceeds from our initial public offering, and $1.8 million of proceeds from capital lease financings.

      We have no material commitments or obligations other than those under capital and operating leases. The Company has available a revolving line of credit with a bank in the amount of $25 million. The line of credit expires on July 1, 2002, unless extended. Borrowings under the line of credit bear interest at one of the following rates as selected by the Company: LIBOR plus 0.5% or the bank's prime rate. All borrowings are collateralized by the Company's marketable securities. Borrowings under the line are subject to various covenants. As of December 31, 2000, there were no amounts outstanding under the line of credit.

      Our capital requirements depend on numerous factors, including market acceptance of our services and the amount of resources we invest in site and content development, marketing and selling our services, our brand promotions and any future acquisitions or divestitures. We have experienced a substantial increase in our expenditures since our inception consistent with growth in our operations and staffing.

      We currently anticipate that our available cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next twelve months. At the end of such period, we will need to generate sufficient cash flow from operations to meet our anticipated needs for working capital and capital expenditures, or we will need to raise additional capital. However, if during that twelve-month period or thereafter, we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, these failures could seriously harm our business. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      Our exposure to financial market risk, including changes in interest rates and marketable equity security prices, relates primarily to our investment portfolio. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because a substantial majority of our investments are in fixed-rate, short-term securities. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 150 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of the substantial majority of our investment portfolio. All of our accounts and transactions are denominated in U.S. dollars and therefore are not subject to foreign exchange fluctuation exposures.

Item 8. Financial Statements and Supplementary Data

                                ASK JEEVES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
Ask Jeeves, Inc.
Report of Ernst & Young LLP, Independent Auditors..........................   53
Consolidated Balance Sheets................................................   54
Consolidated Statements of Operations......................................   56
Consolidated Statements of Stockholders' Equity............................   57
Consolidated Statements of Cash Flow.......................................   60
Notes to Consolidated Financial Statements.................................   62


               REPORT OF ERNST AND YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Ask Jeeves, Inc.

      We have audited the accompanying consolidated balance sheets of Ask Jeeves, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Table of Contents as Item 14(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. In November 1999, the Company merged with Net Effect Systems, Inc. in a transaction that was accounted for as a pooling of interests. We did not audit the financial statements of Net Effect Systems, Inc. for the year ended December 31, 1998, which statements reflect net losses constituting approximately 37% of the related consolidated financial statement totals for the year ended December 31, 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Net Effect Systems, Inc. is based solely on the report of the other auditors.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ask Jeeves, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations, and its cash flows for each of the three years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                         /s/ ERNST AND YOUNG LLP

Walnut Creek, California
February 7, 2001, except for Note 13, as to which the date is March 30, 2001

                                ASK JEEVES, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                                    December 31,
                                                                                                    ------------
                                                                                                2000            1999
                                                                                             ---------       ---------
ASSETS
Current assets:
    Cash and cash equivalents .........................................................      $  44,725        $ 17,420
    Short-term marketable securities ..................................................         47,813          34,110
    Accounts receivable, net of allowance for doubtful accounts of $4,627 and $1,168 at
       December 31, 2000 and 1999, respectively .......................................         22,812           8,459
    Prepaid expenses and other current assets(1) ......................................          6,244           6,015
                                                                                             -------------------------
             Total current assets .....................................................        121,594          66,004
Marketable securities .................................................................         12,428              --
Property and equipment, net ...........................................................         19,088           7,416
Intangible assets, net ................................................................        381,577           1,984
Other long-term assets ................................................................          3,180             360
                                                                                             -------------------------
             Total assets .............................................................      $ 537,867        $ 75,764
                                                                                             =========================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ..................................................................         $5,186        $  4,717
    Accrued compensation and related expenses .........................................          6,981           5,049
    Accrued marketing expenses ........................................................          3,133           2,983
    Accrued merger costs ..............................................................             --           5,280
    Accrued restructuring costs .......................................................          9,132              --
    Other accrued liabilities .........................................................          9,482           4,453
    Deferred revenue(2) ...............................................................         33,410           7,347
    Current portion of capital lease obligations ......................................            886             818
                                                                                             -------------------------
             Total current liabilities ................................................         68,210          30,647
Capital lease obligations, less current portion .......................................          1,465           2,351
Other liabilities .....................................................................          2,424           1,315
                                                                                             -------------------------
             Total liabilities ........................................................         72,099          34,313
Commitments and contingencies  ........................................................             --              --
Stockholders' equity:
    Convertible preferred stock, $.001 par value; 5,000,000 shares authorized;
    no shares issued and outstanding Common stock, $.001 par value; 150,000,000 shares authorized; 36,246,144 and 28,472,883 shares issued and
       outstanding at December 31, 2000 and 1999, respectively ........................        717,692         107,636
    Shareholder notes receivable ......................................................         (1,174)           (400)
    Deferred stock-based compensation .................................................           (711)         (5,175)
    Accumulated deficit ...............................................................       (250,174)        (60,568)
    Accumulated other comprehensive income (loss) .....................................            135             (42)
                                                                                             -------------------------
             Total stockholders' equity ...............................................        465,768          41,451
                                                                                             -------------------------
             Total liabilities and stockholders' equity ...............................       $537,867        $ 75,764

(1) Includes amounts from related parties of $627 and $0 at December 31, 2000 and 1999, respectively

(2) Includes amounts from related parties of $28,302 and $0 at December 31, 2000 and 1999, respectively

                             See accompanying notes.

                                ASK JEEVES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                                                    Year Ended December 31,
                                                                                    -----------------------
                                                                             2000               1999               1998
                                                                             ----               ----               ----
Revenues:
    Web Properties ............................................           $58,397            $14,564               $577
    Business Solutions (1) ....................................            37,303              7,463                223
                                                                     --------------------------------------------------
             Total revenues ...................................            95,700             22,027                800
Cost of revenues:
    Web Properties ............................................            19,166              6,284                603
    Business Solutions ........................................            20,103              7,800                796
                                                                     --------------------------------------------------
             Total cost of revenues ...........................            39,269             14,084              1,399
Gross profit (loss) ...........................................            56,431              7,943               (599)
Operating expenses:
    Product development .......................................            24,502              8,610              1,712
    Sales and marketing .......................................            81,641             35,304              2,301
    General and administrative ................................            29,598              8,411              2,325
    Stock-based compensation ..................................             2,996              3,936                 29
    Amortization of goodwill and other intangible assets ......            82,624                 --                 --
    Write-off of in-process technology ........................            11,652                544                 --
    Acquisition costs .........................................                --              6,045                 --
    Restructuring costs .......................................            13,466                 --                 --
                                                                     --------------------------------------------------
             Total operating expenses .........................           246,479             62,850              6,367
                                                                     --------------------------------------------------
Operating loss ................................................          (190,048)           (54,907)            (6,966)
Interest income ...............................................             6,973              2,165                166
Interest expense ..............................................              (467)              (187)                (6)
Write-down of impaired investments ............................            (4,254)                --                 --
                                                                     --------------------------------------------------
Net loss before income tax provision ..........................         $(187,796)          $(52,929)           $(6,806)
Income tax provision ..........................................             1,810                 --                 --
                                                                     --------------------------------------------------
Net loss ......................................................         $(189,606)          $(52,929)           $(6,806)
                                                                     ==================================================
Basic and diluted net loss per share ..........................            $(5.51)            $(2.64)            $(0.74)
                                                                     ==================================================
Weighted average shares outstanding used in computing basic and
    diluted net loss per share ................................        34,399,200         20,046,959          9,162,624
                                                                     ==================================================
(1) Revenues from related parties                                         $12,308               $118                $--
                                                                     ==================================================

                             See accompanying notes.

                                ASK JEEVES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                                        Convertible
                                                      Preferred Stock                         Common Stock
                                                      ---------------                         ------------
                                                                                                                       Shareholder
                                                                                                                             Notes
                                                  Shares             Amount             Shares             Amount       Receivable
                                                  ------             ------             ------             ------       ----------
Balances at December 31, 1997 ........            54,250               $220          6,159,109             $1,180
    Issuance of preferred stock for
       cash ..........................         3,756,212             11,338                 --                 --               --
    Issuance of common stock options
       to stockholders in exchange for
       services ......................                --                 --                 --                300               --
    Issuance of common stock for cash                 --                 --          5,410,764              2,774               --
    Issuance of common stock to
       consultants ...................                --                 --             16,300                  8               --
    Issuance of common stock warrants
       to consultants ................                --                 --                 --                 24               --
    Compensation charge related to
       grants of common stock options                 --                 --                 --                 57               --
    Deferred stock-based
       compensation                                   --                 --                 --                506               --
    Amortization of deferred stock-
       based compensation ............                --                 --                 --                 --               --
    Net loss and comprehensive loss ..                --                 --                 --                 --               --
                                            --------------------------------------------------------------------------------------
Balances at December 31, 1998 ........         3,810,462             11,558         11,586,173              4,849               --
                                            --------------------------------------------------------------------------------------
    Issuance of preferred stock for ..         7,070,148             34,423                 --                 --               --
       cash
    Issuance of preferred stock for
       license fee ...................               393                 45                 --                 --               --
    Issuance of common stock to
       consultants ...................                --                 --              3,761                 99               --

                                                                                  Accumulated
                                               Deferred                                 Other              Total
                                            Stock-based        Accumulated      Comprehensive      Stockholders'     Comprehensive
                                           Compensation            Deficit      Income (loss)             Equity     Income (loss)
                                           ------------            -------      -------------             ------     -------------
Balances at December 31, 1997 ........              $--              $(833)               $--               $567
    Issuance of preferred stock for
       cash ..........................               --                 --                 --             11,338
    Issuance of common stock options
       to stockholders in exchange for
       services ......................               --                 --                 --                300
    Issuance of common stock for cash                --                 --                 --              2,774
    Issuance of common stock to
       consultants ...................               --                 --                 --                  8
    Issuance of common stock warrants
       to consultants ................               --                 --                 --                 24
    Compensation charge related to
       grants of common stock options                --                 --                 --                 57
    Deferred stock compensation ......             (506)                --                 --                 --
    Amortization of deferred stock
       compensation ..................               29                 --                 --                 29
    Net loss and comprehensive loss ..               --             (6,806)                --             (6,806)          $(6,806)
                                           ---------------------------------------------------------------------------------------
Balances at December 31, 1998 ........             (477)            (7,639)                --              8,291
                                           ---------------------------------------------------------------------------------------
    Issuance of preferred stock for ..               --                 --                 --             34,423
       cash
    Issuance of preferred stock for
       license fee ...................               --                 --                 --                 45
    Issuance of common stock to
       consultants ...................               --                 --                 --                 99

                                ASK JEEVES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                                        Convertible
                                                      Preferred Stock                         Common Stock
                                                      ---------------                         ------------

                                                                                                                     Shareholder
                                                                                                                           Notes
                                                  Shares             Amount             Shares             Amount     Receivable
                                                  ------             ------             ------             ------     ----------
    Issuance of common stock warrants
       to consultants ................                --                 --                 --                  9             --
    Issuance of common stock warrants
       in connection with equipment
       lease financings ..............                --                 --                                   157             --
    Conversion of preferred stock to
       common stock ..................        (9,485,690)           (32,535)         9,485,690             32,535             --
    Issuance of common stock for cash                                    --          5,771,071             47,446             --
    Conversion of preferred stock to
       common stock upon Net Effect
       acquisition ...................        (1,395,313)           (13,491)         1,395,313             13,491             --
    Common stock issued for assets
       acquired ......................                                   --            230,875              1,413             --
    Compensation charge related to
       grants of common stock options                 --                 --                 --                203             --
    Issuance of common stock options
       to stockholders in exchange for
       services ......................                --                 --                 --                511             --
    Deferred stock-based
       compensation ..................                --                 --                 --              6,923             --
    Amortization of deferred stock-
       based compensation ............                --                 --                 --                 --             --
    Issuance of shareholder notes
       receivable ....................                --                 --                 --                 --           (400)
Comprehensive loss:
    Unrealized losses on marketable
       securities ....................                --                 --                 --                 --             --
    Net loss .........................                --                 --                 --                 --             --

Comprehensive loss ...................
                                            ------------------------------------------------------------------------------------
Balances at December 31, 1999 ........                --                 --         28,472,883            107,636           (400)
                                            ------------------------------------------------------------------------------------
    Issuance of common stock under
       Employee Stock Purchase Plan ..                                                 232,685              2,809             --
    Issuance of common stock upon
       exercise of stock options and
       warrants.......................                --                 --          1,391,735              4,582         (1,988)
    Issuance of common stock in

                                                                                  Accumulated
                                               Deferred                                 Other              Total
                                            Stock-based        Accumulated      Comprehensive      Stockholders'     Comprehensive
                                           Compensation            Deficit      Income (loss)             Equity     Income (loss)
                                           ------------            -------      -------------             ------     -------------
    Issuance of common stock warrants
       to consultants ................               --                 --                 --                  9
    Issuance of common stock warrants
       in connection with equipment
       lease financings ..............               --                 --                 --                157
    Conversion of preferred stock to
       common stock ..................               --                 --                 --                 --
    Issuance of common stock for cash                --                 --                 --             47,446
    Conversion of preferred stock to
       common stock upon Net Effect
       acquisition ...................               --                 --                 --                 --
    Common stock issued for assets
       acquired ......................               --                 --                 --              1,413
    Compensation charge related to
       grants of common stock options                --                 --                 --                203
    Issuance of common stock options
       to stockholders in exchange for
       services ......................             (511)                --                 --                 --
    Deferred stock-based
       compensation ..................           (8,122)                --                 --             (1,199)
    Amortization of deferred stock-
       based compensation ............            3,935                 --                 --              3,935
    Issuance of shareholder notes
       receivable ....................                                                                      (400)
Comprehensive loss:
    Unrealized losses on marketable
       securities ....................               --                 --                (42)               (42)             $(42)
    Net loss .........................               --            (52,929)                --            (52,929)          (52,929)
                                                                                                                      ------------
Comprehensive loss ...................                                                                                    $(52,971)
                                           ---------------------------------------------------------------------------============
Balances at December 31, 1999 ........           (5,175)           (60,568)               (42)            41,451
                                           ---------------------------------------------------------------------------------------
    Issuance of common stock under
       Employee Stock Purchase Plan ..               --                 --                 --              2,809
    Issuance of common stock upon
       exercise of stock options and
       warrants.......................               --                 --                 --              2,594
    Issuance of common stock in

                                ASK JEEVES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                                        Convertible
                                                      Preferred Stock                         Common Stock
                                                      ---------------                         ------------

                                                                                                                      Shareholder
                                                                                                                            Notes
                                                  Shares             Amount             Shares             Amount      Receivable
                                                  ------             ------             ------             ------      ----------
       connection with business
       combinations ..................                --                 --          4,770,774            484,619              --
    Issuance of common stock in
       secondary public offering, net
       of issuance costs .............                --                 --          1,715,000            122,472              --
    Repurchase of common stock options
       early exercised ...............                --                 --           (313,894)              (632)             --
    Return of shares held in escrow
       from Net Effect acquisition ...                --                 --            (23,039)            (2,000)             --
    Reduction of deferred stock-based
       compensation related to
       terminations ..................                --                 --                 --             (2,692)             --
    Amortization of deferred stock-
       based compensation ............                --                 --                 --                 --              --
    Payments on shareholder notes
       receivable ....................                --                 --                 --                 --             167
    Adjustments related to shareholder
       notes receivable ..............                --                 --                 --                898           1,047
Comprehensive loss:
    Unrealized losses on marketable
       securities ....................                --                 --                 --                 --
    Net loss .........................                --                 --                 --                 --

Comprehensive loss ...................
                                            -------------------------------------------------------------------------------------
Balances at December 31, 2000 ........                --                $--         36,246,144           $717,692         $(1,174)
                                            ============       ============       ============       ============     ===========

                                                                                   Accumulated
                                                Deferred                                 Other              Total
                                             Stock-based        Accumulated      Comprehensive      Stockholders'    Comprehensive
                                            Compensation            Deficit      Income (loss)             Equity    Income (loss)
                                            ------------            -------      -------------             ------    -------------
       connection with business
       combinations ..................                --                 --                 --            484,619
    Issuance of common stock in
       secondary public offering, net
       of issuance costs .............                --                 --                 --            122,472
    Repurchase of common stock options
       early exercised ...............                --                 --                 --               (632)
    Return of shares held in escrow
       from Net Effect acquisition ...                --                 --                 --             (2,000)
    Reduction of deferred stock-based
       compensation related to
       terminations ..................             2,692                 --                 --                  0
    Amortization of deferred stock
       compensation ..................             1,772                 --                 --              1,772
    Issuance of shareholder notes
       receivable ....................                --                 --                 --             (1,988)
    Payments on shareholder notes
       receivable ....................                --                 --                 --                167
    Adjustments related to shareholder
       notes receivable ..............                --                 --                 --              1,945
Comprehensive loss:
    Unrealized losses on marketable
       securities ....................                --                 --                177                177             $177
    Net loss .........................                --           (189,606)                --           (189,606)        (189,606)
                                                                                                                      ------------
Comprehensive loss ...................                                                                                   $(189,429)
                                            --------------------------------------------------------------------------============
Balances at December 31, 2000 ........             $(711)         $(250,174)              $135           $465,768
                                            ============       ============       ============       ============

                                ASK JEEVES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                     Year Ended December 31,
                                                                                                     -----------------------
                                                                                                2000            1999         1998
                                                                                                ----            ----         ----
Operating activities
Net loss ..............................................................................    $(189,606)      $ (52,929)   $  (6,806)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization .....................................................        5,577           1,271          115
    Loss on disposal of assets ........................................................            3             127           --
    Issuance of common stock to consultants ...........................................           --             108           32
    Issuance of preferred stock for license fee .......................................           --              45           --
    Contribution of services by stockholders ..........................................           --              --          300
    Compensation charge related to grants of common stock options .....................           --             203           57
    Stock-based compensation ..........................................................        2,996           3,936           29
    Amortization of goodwill and intangible assets ....................................       88,066             340           --
    Non-cash restructuring charges ....................................................       12,411              --           --
    Write-off of in-process technology ................................................       11,652             544           --
    Non-cash charge for impaired asset write down .....................................        4,254              --           --
    Non-cash charge for adjustments to shareholder notes receivable ...................        1,945              --           --
    Changes in operating assets and liabilities:
       Accounts receivable ............................................................      (13,273)         (8,166)        (271)
       Prepaid expenses and other current assets ......................................          555          (6,147)        (106)
       Accounts payable ...............................................................       (1,678)          3,889          828
       Accrued compensation and related expenses ......................................        1,653           4,796          219
       Accrued marketing expenses .....................................................       (1,031)          2,983           --
       Accrued merger costs ...........................................................      (15,902)          5,280           --
       Other accrued liabilities ......................................................        5,054           4,260          244
       Deferred revenue ...............................................................       25,680           7,167          166
                                                                                           --------------------------------------
Net cash used in operating activities .................................................      (61,644)        (32,293)      (5,193)
Investing activities
Purchases of property and equipment ...................................................      (14,660)         (6,262)        (952)
Sale of property and equipment ........................................................           --              17          115
Purchases of marketable securities ....................................................      (68,524)        (34,151)          --
Redemption of marketable securities ...................................................       35,138              --           --
Cash acquired from business combinations ..............................................       12,646              --           --
Purchase of other assets ..............................................................           --          (1,676)        (140)
                                                                                           --------------------------------------
Net cash used in investing activities .................................................      (35,400)        (42,072)        (977)
Financing activities
Issuance of common stock ..............................................................      129,869          47,846        2,774
Redemption of common stock ............................................................       (2,632)             --           --
Issuance of notes receivable to stockholders ..........................................       (2,238)           (400)          --
Repayment of notes receivable to stockholders .........................................          167              --           --
Issuance of preferred stock ...........................................................           --          34,423       11,338
Proceeds from sale-leaseback transaction ..............................................                        1,809           --
Repayment of capital lease obligations ................................................         (817)           (404)         (14)
                                                                                           --------------------------------------
Net cash provided by financing activities .............................................      124,349          83,274       14,098

Increase in cash and cash equivalents .................................................       27,305           8,909        7,928
Cash and cash equivalents at beginning of period ......................................       17,420           8,511          583

Cash and cash equivalents at end of period ............................................    $  44,725       $  17,420    $   8,511
                                                                                           --------------------------------------

Supplemental disclosure of noncash investing and financing activities
    Capital lease obligations incurred ................................................          $--       $   1,690    $      89
                                                                                                           ---------    ---------
    Common stock issued for assets acquired ...........................................    $ 484,619       $   1,412          $--
                                                                                                           ---------    ---------
    Common stock warrants issued in connection with equipment lease financings ........          $--       $     158          $--
                                                                                                           ---------    ---------
    Deferred stock-based compensation in connection with employment guarantee .........          $--       $   1,200          $--
                                                                                                           ---------    ---------
    Deferred stock-based compensation in connection with common stock options issued to
       stockholders in exchange for services ..........................................          $--       $     511          $--
                                                                                                           ---------    ---------
Supplemental disclosure of cash flow information

    Interest paid .....................................................................    $     464       $     121    $       6
                                                                                                           ---------    ---------
    Income taxes paid .................................................................    $   1,810             $--          $--
                                                                                                           ---------    ---------

                             See accompanying notes.

                                ASK JEEVES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

      Ask Jeeves, Inc. ("Ask Jeeves" or "the Company") provides natural language question answering technologies and services. The Company's proprietary technology combined with human intelligence creates an interaction centered on understanding users' specific needs and interests and connecting them to the most relevant information, products and services. The Company delivers its natural language question answering technologies and services through its own Web sites at Ask.com, AJKids.com and DirectHit.com. Through the Company's Web Properties Group, Ask Jeeves provides a highly targeted medium for advertisers to reach online users. The Company also syndicates services to portals, infomediaries, and content and destination sites to help companies increase e-commerce and advertising revenue. Through its Business Solutions Group, the Company develops and maintains customized automated search, natural language question answering, and intelligent advisor services on numerous corporate Web sites. The Company was incorporated in California in June 1996 and reincorporated in Delaware in June 1999.

Basis of Presentation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in affiliates in which the Company has significant influence but does not have a controlling interest are accounted for under the equity method and investments in which the Company does not have the ability to exert significant influence are accounted for at cost. All significant intercompany transactions and balances have been eliminated upon consolidation.

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

Cash and Cash Equivalents

      The Company considers all cash and highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. Substantially all of the Company's cash and cash equivalents are held in the custody of two major domestic financial institutions.

Marketable Securities

      The Company's marketable securities are primarily comprised of commercial paper, U.S., state and municipal government securities and corporate debt securities. Marketable securities are primarily held in the custody of one major financial institution. The specific identification method is used to determine the cost of securities disposed. At December 31, 2000 and 1999, substantially all the Company's marketable securities were classified as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses on these securities included as a separate component of accumulated other comprehensive income (loss).

Concentrations of Credit Risk and Credit Risk Evaluations

      Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short and long-term marketable securities and trade accounts receivable. Cash and cash equivalents consist principally of demand deposit and money market accounts, commercial paper and U.S., state and municipal government debt securities with strong credit ratings. Marketable securities consist primarily of debt securities of domestic municipalities and corporations with strong credit ratings. Cash and cash equivalents and securities are held with one major domestic financial institution with high credit standing. The Company has not experienced any significant losses on its cash and cash equivalents or marketable securities. The Company conducts business with companies in various industries primarily in the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential credit issues, and are adjusted periodically to reflect management's expectations of future losses.

Property and Equipment

      Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, typically one to five years. Leasehold improvements are amortized over the shorter of the useful life or the remaining lease term.

Goodwill and Other Intangible Assets

      Goodwill and purchased intangible assets are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated economic lives of the assets, generally three to five years.

Computer Software for Internal Use

      The Company capitalizes certain costs related to software developed or obtained for internal use once certain criteria have been met. To date, these amounts have not been significant.

Software Development Costs

      Development costs related to software incorporated in the Company's products incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. To date, costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to product development expense in the accompanying consolidated statements of operations.

Impairment of Long-Lived Assets

      The Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If such indicators of impairment exist and the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets, then an impairment loss, measured as the excess, if any, of the net book value of the assets over their fair value, is recorded.

      At December 31, 2000, the Company has goodwill and other intangible assets with an aggregate carrying value of $381.6 million. These and other long-lived assets will continue to be subject to evaluation for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If a determination is made that the assets are impaired, it could result in a significant reduction in the carrying value of such assets and a material charge.

Revenue Recognition

      The Company generally recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Revenue from ongoing service obligations is deferred and generally recognized ratably over the period of the obligation.

      A significant portion of the Company's advertising revenues from its Web Properties Group are derived from the sale of promotional space on the Company's online Internet properties. Services offered range from short-term banner advertisements and sponsorships to long-term arrangements which may include the development of co-branded, integrated websites. Revenue derived from such arrangements is recognized during the period which the service is provided, provided that no significant obligations remain at the end of the period. Company obligations typically include the guarantee of a minimum number of "impressions" or times that an advertisement appears in pages viewed by users of the Company's online properties. To the extent the minimum guaranteed impressions are not delivered, the Company defers recognition of the corresponding revenue until the remaining guaranteed impressions levels are achieved. Syndication fees consist of a fixed fee that is recognized ratably over the contractual term, generally a twelve-month period. Revenues from electronic commerce are generated when a user clicks on the answer that links to an electronic commerce merchant's Web site on a cost per click, or CPC basis. Electronic commerce transaction fees are derived from short-term electronic commerce merchant contracts, generally over a three-to-six month period, and are recognized as services are performed. Targeting and acquisition solution revenues are generated from targeting programs designed to maximize the effectiveness of the Ask Jeeves' question answering and search technologies by creating dynamic, customized environments based on user behavior.

      Revenues from our Business Solutions Group include revenue streams that are derived from companies licensing our natural language and customer intelligence technologies and from consulting services associated with implementing a customized natural language question and answering solution. We recognize consulting services, ongoing support, and licensing fees ratably over the contractual term, generally twelve months, commencing from the implementation of service. Amounts invoiced prior to service implementation or provision of consulting services are recorded as deferred revenue and recognized ratably over the contractual term, commencing upon service implementation.

Significant Customers

      For the years ended December 31, 2000 and 1999, no customer accounted for more than 10% of total revenues. For the year ended December 31, 1998, two customers each accounted for 10% of total revenues.

Stock-Based Compensation

      The Company accounts for employee stock options using the intrinsic value method and makes the required pro forma disclosures. Compensation expense based on the difference, if any, on the date of grant, between the estimated fair value of the Company's stock and the exercise price of options to purchase that stock is amortized over the vesting period of the related option using the graded vesting method.

Advertising Costs

      The Company expenses the costs of advertising as incurred. Advertising expense for the years ended

December 31, 2000, 1999 and 1998 was $32,215,000, $23,824,000 and $1,092,000,
respectively.

Income Taxes

      The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net Loss Per Share

      Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities have been excluded from the computation as their effect is antidilutive.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. In June 2000, the FASB issued FAS 138 which significantly amends FAS 133. FAS 133, as amended, requires that an entity recognize all derivatives as either assets or liabilities in the Statement of Financial Position and measure those instruments at fair value. The Company will be required to adopt FAS 133 effective January 1, 2001. Management of the Company does not believe the adoption of this statement will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," ("SAB 101"). SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition and classification in financial statements. The Company adopted SAB 101 in the fourth quarter of 2000. The adoption of SAB 101 did not have a material impact on its revenues or results of operations.

      In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. FIN 44 clarifies guidance for certain issues that arose in the application of APB No. 25. FIN 44 is generally effective, and to be applied prospectively, to all new awards, modifications to outstanding awards and changes in employee status on or after July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial position or results of operations.

Reclassifications

      Certain prior year balances have been reclassified to conform to the current year presentation.

2. BUSINESS COMBINATIONS

Acquisition of Direct Hit Technologies, Inc.

      In February 2000, the Company acquired Direct Hit Technologies, Inc. ("Direct Hit"), a provider of search and navigation services on the Internet. The purchase consideration consisted of 4,751,878 shares of common stock with a fair value of $456.0 million, 331,596 shares to be issued upon the exercise of outstanding Direct Hit options assumed as part of the merger with a fair value of $25.8 million, liabilities assumed of $10.2 million and $11.2 million in acquisition costs.

The purchase consideration of the acquired assets and assumed liabilities were allocated based on fair values as follows (in thousands):

Tangible assets ..........................................              $ 16,890
Equipment ................................................                 2,455
Purchased in-process technology ..........................                10,259
Purchased technology .....................................                19,789
Acquired workforce .......................................                   797
Goodwill .................................................               453,140
                                                                        --------
Total purchase consideration .............................              $503,330
                                                                        --------

      Purchased in-process technology. The amounts allocated to purchased in-process technology were determined through established valuation techniques in the high technology Internet industry by an independent valuation expert and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The values assigned to purchased in-process technology were determined by identifying the on-going research projects for which technological feasibility had not been achieved and assessing the state of completion of the research and development effort. The state of completion was determined by estimating the costs and time incurred to date relative to those costs and time to be incurred to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows only from the percentage of research and development efforts complete at the date of acquisition, and discounting the net cash flows back to their present value using a 25% discount rate. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology projects.

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

      Amounts allocated to purchased technology, goodwill and other intangible assets are being amortized on a straight-line basis over periods of three to five years.

      The acquisition of Direct Hit was recorded as a purchase and accordingly, the Consolidated Financial Statements include the operating results of Direct Hit from the date of acquisition which occurred in February 2000. The unaudited pro forma information presented in the table below represents the combined revenue, net loss and net loss per share of the Company for the year ended December 31, 1999 as if the acquisition had taken place on January 1, 1999 and includes the amortization of goodwill and other intangible assets (in thousands).

                                                                       Year ended
                                                                    December 31, 1999
                                                                    -----------------
      Revenues                                                        $    23,923
      Net loss                                                        $  (168,998)
      Net loss per share, basic and diluted                           $     (6.81)
      Weighted average shares outstanding
        used in computing basic and diluted net loss per share         24,798,837


Merger with Net Effect Systems, Inc.

      In November 1999, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Net Effect Systems, Inc. ("Net Effect") in a stock-for-stock transaction which was accounted for as a pooling of interests when consummated. Pursuant to the Agreement, all outstanding shares of Net Effect were exchanged for 1,631,863 shares of the Company's common stock, and options to purchase Net Effect common stock were converted into options to purchase 497,353 shares of the Company's common stock.

      The merger was accounted for as a pooling of interests and financial statements for all dates and periods prior to consummation of the transaction have been restated to combine the financial position and results of operations of the Company with the respective financial statements of Net Effect. No adjustments were necessary to conform accounting policies of the entities. There were no intercompany transactions requiring elimination in any period presented.

The following table shows the historical results of the Company and Net Effect for the periods prior to the consummation of the merger of the two entities:


                            YEAR ENDED            NINE MONTHS ENDED
                         DECEMBER 31, 1998        SEPTEMBER 30, 1999
                         -----------------        ------------------
                                                     (unaudited)

Revenues:
Ask Jeeves                     $592                    $10,302
Net Effect                      208                        823
                         -------------------------------------------
Total                          $800                    $11,125
                         ===========================================
Net loss:
Ask Jeeves                   $4,261                    $24,179
Net Effect                    2,545                      5,007
                         -------------------------------------------
Total                        $6,806                    $29,186
                         ===========================================


Joint Ventures

      In December 1999, the Company entered into a joint venture to create a new partnership, the Ask Jeeves U.K. Partnership (the "Partnership") with Carlton & Granada Internet Limited ("CGCo"), a joint venture between Carlton Communications Plc. ("Carlton") and Granada Media Group Limited ("Granada"). In August 2000, the Company entered into two additional joint ventures. The Company partnered with Univision Communications, Inc to create Ask Jeeves En Espanol, Inc. ("AJ En Espanol") and with Trans Cosmos Inc. USA Pacific Holdings Company III to create Ask Jeeves Kabushiki Kaisha ("AJ Japan"), (collectively "the Ventures"). The Company contributed to the joint ventures the use of certain intellectual property within defined territories, which had no carrying value for accounting purposes. The Company accounts for its investment in the Ventures under the equity method of accounting. The Company recorded no value for its interests in the Ventures for accounting purposes. Therefore, the Company has not recognized any portion of the net losses of the Ventures.

      The Company has entered into various agreements with its joint ventures for the license of its technology within the United Kingdom, Japan and to the Spanish speaking market. In connection with these agreements, the Company received initial cash payments that have been recorded as deferred revenues and are being recognized as revenues on a straight-line basis over three to four year periods. For the years ended December 31, 2000 and 1999, the Company recorded revenues of $12,308,000 and $118,000, respectively, relating to these licenses.

3. MARKETABLE SECURITIES

      At December 31, 2000 and 1999, all of the Company's investments were classified as available-for-sale. Management determines the appropriate classification of investments at the time of purchase and re-evaluates such designation at the end of each period. Investments with a maturity date of less than one year from the consolidated balance sheet date are classified short-term and are carried at fair value, based on quoted market prices. The amount of realized gains or losses for the years ended December 31, 2000, 1999 and 1998, was not significant.

      The following tables summarize the Company's investments (in thousands):

                                                              Gross        Gross
                                              Amortized   Unrealized   Unrealized  Estimated Fair
      December 31, 2000                            Cost        Gains       Losses           Value
                                                  -------      -------      -------         -------
      Commercial paper .........................  $23,786         $--          $(28)        $23,758
      Municipal bonds ..........................    7,650          --            --           7,650
      US Government notes ......................    3,996          10            --           4,006
      Corporate notes ..........................   21,675         117            --          21,792
      Asset-backed securities ..................    2,999          36            --           3,035
                                                  -------------------------------------------------
      Total available for sale securities ......  $60,106        $163          $(28)        $60,241
                                                  =================================================
      Classified as:
          Short-term marketable securities                                                  $47,813
          Marketable securities                                                              12,428
                                                                                            -------
              Total                                                                         $60,241
                                                                                            =======

                                                                     Gross        Gross
                                                  Amortized     Unrealized   Unrealized  Estimated Fair
       December 31, 1999                               Cost          Gains       Losses           Value
                                                    -------        -------      -------         -------
      Commercial paper ...........................  $ 1,829            $--          $(7)        $ 1,822
      Municipal bonds ............................    2,000             --           --           2,000
      State notes ................................    2,000             --           --           2,000
      US Government notes ........................   11,987             --           (8)         11,979
      Corporate notes ............................   13,720             --          (27)         13,693
      Equity securities ..........................    2,616             --           --           2,616
                                                    ---------------------------------------------------
      Total available for sale securities ........  $34,152            $--         $(42)        $34,110
                                                    ===================================================
        Classified as:
            Short-term marketable securities                                                    $34,110
                                                                                                =======

      The amortized cost and estimated fair value of investments in debt securities at December 31, 2000, by effective maturity, were as follows (in thousands):

                                                            Estimated Fair
                                           Amortized Cost            Value
                                           --------------            -----
      Due in 1 year or less                       $47,782          $47,813
      Due in 1-2 years                              9,325            9,393
      Due in 2-5 years                              2,999            3,035
                                                  ------------------------

      Total investments in debt securities        $60,106          $60,241
                                                  ========================

4. PROPERTY AND EQUIPMENT

           Property and equipment consists of the following (in thousands):

                                                                   December 31,
                                                                   ------------
                                                               2000            1999
                                                            --------         -------
      Computer equipment and related software ............  $ 21,109         $ 7,071
      Furniture and fixtures .............................     3,217           1,172
      Leasehold improvements .............................     2,213             526
                                                            ------------------------
                                                              26,539           8,769
      Less accumulated depreciation and amortization .....    (7,451)         (1,353)
                                                            ------------------------

      Property and equipment, net ........................  $ 19,088         $ 7,416
                                                            ========================

      Cost related to assets under capital lease obligations was $3,499,000 at December 31, 2000 and 1999. Accumulated amortization related to assets under capital lease obligations at December 31, 2000 and 1999 was $1,723,000 and $543,000, respectively.

5. LEASE COMMITMENTS

      In June 1999, the Company entered into a leasing agreement with an equipment leasing company to finance equipment and internal-use software purchases of up to a maximum of $3.5 million, including the sale-leaseback of certain assets previously purchased by the Company. As of December 31, 1999, the Company had utilized the total lease financing line. Lease payments are due on a monthly basis under lease terms which range from 30 to 48 months and bear interest at a rate of 8.3% per annum.

      The Company has entered into operating and capital leases for certain office space and equipment which contain renewal options. Capital lease obligations for equipment represent the present value of future lease payments under the agreements. The Company has options to purchase the leased assets at the end of the lease terms.

      The future minimum lease payments under all non-cancelable leases with terms in excess of one year are as follows (in thousands):

                                                          Capital Leases   Operating Leases
                                                          --------------   ----------------
      Years ending December 31:
      2001 ..................................................  $ 1,041         $ 4,979
      2002 ..................................................      978           9,440
      2003 ..................................................      589           9,068
      2004 ..................................................       --           8,718
      2005 ..................................................       --           6,686
      Thereafter ............................................       --          41,526
                                                               -----------------------
      Total minimum lease payments ..........................    2,608         $80,417
                                                                               =======
      Less interest .........................................     (257)
                                                               -------
      Present value of minimum lease payments ...............    2,351
      Less current portion of capital lease obligations .....     (886)
                                                               -------
      Capital lease obligations, less current portion .......  $ 1,465
                                                               =======

Rent expense was $4,315,000, $1,499,000 and $128,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

6. LINE OF CREDIT

      The Company has available a revolving line of credit with a bank in the amount of $25 million. The line of credit expires on July 1, 2002. Borrowings under the line of credit bear interest at one of the following rates as selected by the Company: LIBOR plus 0.5% or the bank's prime rate. All borrowings are collateralized by the Company's marketable securities. Borrowings under the line are subject to various covenants. As of December 31, 2000, there were no amounts outstanding under the line of credit.

7. INCOME TAXES

      There has been no provision for U.S. federal or state income taxes for any period as the Company has incurred operating losses in all periods. During the year ended December 31, 2000, the Company recorded a foreign income tax provision of $1.8 million related to taxes withheld from customer payments and remitted to foreign taxing jurisdictions on the Company's behalf.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                                December 31,
                                                                ------------
                                                            2000             1999
                                                            ----             ----
      Deferred Tax Assets:
      Net operating loss carryforwards ................ $ 42,343         $ 12,684
      Capitalized research and development costs ......    1,611              717
      Accrued expenses ................................    5,537            2,033
      Deferred revenue ................................   13,364            2,846
      Other ...........................................    1,116              386
                                                        -------------------------
      Deferred tax assets .............................   63,971           18,666
      Valuation allowance .............................  (57,246)         (18,666)
                                                        -------------------------
      Total deferred tax assets ....................... $  6,725              $--
                                                        -------------------------
      Deferred Tax Liabilities:
      Other identified intangible assets                $ (6,725)             $--
                                                        -------------------------
      Total deferred tax liabilities                    $ (6,725)             $--
      Net deferred tax assets                                $--              $--
                                                        =========================

      A valuation allowance has been established and, accordingly, no benefit has been recognized for the

Company's net operating losses and other deferred tax assets. The net valuation allowance increased by $38.6 million and $16.7 million during the years ended December 31, 2000 and 1999, respectively. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company's history of net losses since its inception and expected near-term future losses. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results.

      The tax benefits associated with employee stock options provide a deferred benefit of $14.9 million as of December 31, 2000. The deferred tax benefit associated with the employee stock options will be credited to common stock when realized.

      At December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $117.0 million, which expire in the years 2012 through 2020. The Company also had net operating loss carryforwards for state income tax purposes of approximately $37.0 million which expires in the years 2004 through 2010.

      Utilization of the Company's net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

8. STOCKHOLDERS' EQUITY

Stock Split

      On April 16, 1999, the Company's Board of Directors approved a 1-for-2 reverse stock split of all issued and outstanding common and preferred stock. All share and per share amounts in the accompanying consolidated financial statements have been adjusted to reflect the stock split.

Common Stock Offerings

      In June 1999, the Company completed an initial public offering of 3,450,000 shares of common stock at a purchase price of $14.00 per share. Net proceeds to the Company aggregated approximately $43.0 million. In connection with the offering, all of the preferred stock outstanding automatically converted into 9,485,690 shares of common stock.

      In March 2000, the Company completed a secondary offering of 1,715,000 shares of common stock at a purchase price per share of $76.00, which includes underwriter's exercise of an option to purchase an additional 315,000 shares. Net proceeds to the Company aggregated approximately $122.5 million (net of underwriters' commission and offering expenses).

Shares Reserved for Future Issuance

      At December 31, 2000, the Company has reserved shares of capital stock for future issuance as follows:

      Stock options outstanding ....................             9,291,208
      Stock options available for grant ............             2,948,843
      Employee stock purchase plan .................               232,020
                                                                ----------
                                                                12,472,071
                                                                ==========

9. RESTRUCTURING AND ASSET IMPAIRMENT

      In December 2000, the Company's Board of Directors approved a restructuring program aimed at streamlining its underlying cost structure to better position the Company for growth and improved operating results. As part of the restructuring program, the Company implemented a reduction in force of approximately 152 positions. The reductions came from all areas of the Company and, as of December 31, 2000, the majority of these terminations were completed. As part of the restructuring, the Company determined that the operations of the Evergreen Project, Inc, which was acquired in January 2000, no longer fit the Company's strategic objectives and were terminated.

      The Company incurred a charge of approximately $13.5 million in the fourth quarter of the year ended December 31, 2000 relating to the restructuring. This charge included $2.2 million related to severance and other employee costs associated with the elimination of 152 positions and accounting and legal costs. Costs associated with employee termination included severance pay and medical and other benefits. All of the affected employees had been notified as of December 31, 2000.

      The charge also included approximately $8.0 million in estimated facility exit costs and $3.3 million in non-cash asset write-downs. The facility exit costs are associated with the consolidation of various facilities in California and Missouri. Asset write-downs related to the termination of the Evergreen operation included approximately $3.1 million of goodwill and $200,000 of equipment.

      The Company expects the restructuring program to be completed during the second quarter of the year ended December 31, 2000.

      The following table sets forth the restructuring activity during the year ended December 31, 2000.

                                                                                            Accrued
                                                                                         Restructuring
                                                                                           costs at
                                                 Restructuring                   Asset    December 31,
Charged to restructuring expense:                   Charges     Cash Paid     Write-offs     2000
                                                 ---------------------------------------------------
                                                                      (in thousands)
      Facility exit costs                          $ 7,984        $   --        $   --        $7,984
      Asset write-downs                              3,279            --         3,279            --
      Severance, legal and accounting costs          2,203         1,055            --         1,148
                                                   -------------------------------------------------
           Total                                   $13,466        $1,055        $3,279        $9,132
                                                   =================================================

      Also in the fourth quarter of 2000, the Company recorded write-downs to estimated fair value of nonmarketable investments in privately held companies that were deemed to have had other than temporary declines in value below their carrying value totaling $4.3 million. There were no similar write-downs for the year ending December 31, 1999.

10. EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

      Effective January 1, 1999, the Company adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. The Company does not match contributions by plan participants.

1999 Employee Stock Purchase Plan

      In May 1999, the Company adopted, as amended, the 1999 Employee Stock Purchase Plan. The Company has reserved a total of 400,000 shares of common stock for issuance under the plan. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable one-year offering period or the last day of the applicable six-month purchase period. At December 31, 2000, 346,167 shares were available for grant under the plan.

      Also in 1999, in conjuction with an employment contract with an executive, the Company guaranteed $1,200,000 in cash or stock to be paid to the executive after 36 months of employment. This amount has been recorded as deferred stock compensation and is being amortized by charges to operations using a graded vesting method over the 36-month life of the guarantee. Such amortization amounted to $5,594,044 for the year ended December 31, 2000.

      In 2000, the Company granted equity interests in the joint ventures to certain executives of AJI and recorded a compensation charge of $1,223,000 in connection with these grants during the year.

11. STOCK-BASED COMPENSATION

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

1999 Equity Incentive Plan

      In April 1999, the Company adopted the 1999 Equity Incentive Plan (the "1999 Plan"). The Company has reserved a total of 3,906,872 shares of common stock for the issuance of ISOs or NSOs to employees, officers, directors, or consultants under the 1999 Plan.

1999 Non-Officer Equity Incentive Plan

      In October 1999, the Company adopted the 1999 Non-Officer Equity Incentive Plan. The Company has reserved a total of 5,100,000 shares of common stock authorized for issuance under the 1999 Non-Officer Incentive Plan, which provides for the grant of non-statutory stock options, restricted stock purchase awards and stock bonuses to employees and consultants of the Company and its affiliates who are not officers or member of the Board of Directors of the Company or any of its affiliates.

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

Direct Hit Option Plans

      Pursuant to the acquisition of Direct Hit Technologies, Inc., the Company assumed the 1998 A & B Stock Plans of Direct Hit (the "1998 Stock Option Plan" and the "Immediately Exercisable Incentive Stock Option Plan"), including incentive and non-statutory stock options to purchase 331,596 shares of common stock with exercise prices ranging from $0.01 to $34.93. The Company will not grant any additional options under the 1998 Stock Option Plan or the Immediately Exercisable Incentive Stock Option Plan. Options granted under the Direct Hit Plans are exercisable over a maximum term of ten years from the date of grant and generally vest over periods of up to four years.

      A summary of stock option activity for all stock plans of the Company is set forth below:

                                                            Options Outstanding
                                                            -------------------
                                                                    Weighted-Average
                                                                      Exercise Price
                                                       Shares              Per Share
                                                       ------              ---------
Outstanding at December 31, 1997 ..........           479,253                    .08
    Granted ...............................         3,303,417                    .48
    Canceled ..............................           (41,228)                   .90
    Exercised .............................          (692,955)                   .07
Outstanding at December 31, 1998 ..........         3,048,487                    .51
    Granted ...............................         6,476,331                  22.87
    Canceled ..............................          (362,850)                  8.89
    Exercised .............................        (2,333,368)                  2.04
Outstanding at December 31, 1999 ..........         6,828,600                 $20.74
                                                   ---------------------------------
    Granted ...............................         6,327,356                 $24.49
    Canceled ..............................        (2,498,547)                 37.23
    Exercised .............................        (1,366,201)                  3.29
                                                   ---------------------------------
Outstanding at December 31, 2000 ..........         9,291,208                 $21.43
                                                   =================================
Vested and exercisable at December 31, 2000         1,486,371                 $21.51
                                                   =================================

      The weighted-average remaining contractual life of options outstanding at December 31, 2000 and 1999 was 8.9 years and 9.2 years, respectively.

      The following table summarizes the status of stock options outstanding at December 31, 2000:

                                    Options Outstanding                                              Options Exercisable
                                    -------------------                                              -------------------
                                                    Weighted Average     Weighted Average                        Weighted Average
        Range of               Number          Remaining Contractual       Exercise Price         Number           Exercise Price
     Exercise Prices      Outstanding                Life (in Years)            per Share    Exercisable                per Share
     ---------------      -----------                ---------------            ---------    -----------                ---------
       $0.00-0.73           1,167,424                           7.58                $0.56        433,322                    $0.46
       0.75-10.00           1,642,764                           8.32                 8.15        499,924                     7.93
       10.09-16.69          1,019,387                           9.22                14.25        155,210                    13.83
       16.81-18.13            662,751                           9.56                17.96         14,738                    17.50
       18.19-18.50          3,009,157                           9.47                18.50          5,850                    18.50
       18.56-32.94          1,002,849                           9.08                28.59        191,101                    32.66
      34.93-125.86            777,251                           8.98                93.98        183,882                   102.01
      125.86-125.86             7,500                           8.96               125.86          1,875                   125.86
      128.00-128.00               125                           8.92               128.00            125                   128.00
      138.00-138.00             2,000                           9.01               138.00            344                   138.00
                      ============================================================================================================

          Total             9,291,208                           8.92                21.43      1,486,371                    21.51
                      ============================================================================================================

Pro Forma Disclosures of the Effect of Stock-Based Compensation

      Pro forma information regarding the results of operations and net loss per share is determined as if the Company had accounted for its employee stock options using the fair value method. The fair value of each option granted is estimated on the date of grant using the Black Scholes valuation model. The risk-free interest rate for 2000, 1999 and 1998, was 5.0%, 6.5% and 6.5%, respectively. The expected life of options granted in the years ended December 31, 2000, 1999 and 1998, was 5 years each. No dividend and a volatility factor of 1.6, 2.6 and 0.34 for 2000, 1999, and 1998, respectively, were used.

      The Company has elected to use the intrinsic value method in accounting for its employee stock options because, as discussed below, the alternative fair value accounting requires the use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

      Had compensation cost for the Company's stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black Scholes valuation model, the Company's net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                             Year Ended December 31,
                                                                             -----------------------
                                                                   2000                1999               1998
                                                                   ----                ----               ----
      Net loss, as reported ...........................        $  (189,606)        $   (52,929)       $    (6,806)
      Net loss, pro forma .............................        $  (224,154)        $   (74,382)       $    (7,180)
                                                                                   -----------        -----------
      Basic and diluted net loss per share, as reported        $     (5.51)        $     (2.64)       $     (0.74)
      Basic and diluted net loss per share, pro forma .        $     (6.52)        $     (3.71)       $     (0.78)
                                                               -----------         -----------

      The weighted-average grant-date fair value of options granted was $24.49, $24.14 and $0.31 for grants made during years ended December 31, 2000, 1999 and 1998, respectively.

      The pro forma impact of options on the net loss for the years ended December 31, 2000, 1999 and 1998, is not representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

12. RELATED PARTY TRANSACTIONS

      During 1999, the Company provided loans to shareholders totaling $400,000. During 2000, the Company provided additional loans totaling $1,988,000. The loans bear interest at rates between 7.5% and 10.4%. The loans are collateralized by various assets of the employees including shares of the Company's common stock. During 2000, a charge to general and administrative expense of $1,945,000 was recorded to adjust the carrying value of the notes to the fair value of the underlying collateral and to reflect certain other adjustments with respect to such notes.

      Certain members of the Company's Board of Directors are also owners of a related entity to which the Company paid facilities fees for rent, utilities, and administrative services of approximately $151,000 and $109,000 for the years ended December 31, 1999 and 1998, respectively. For 1998, these directors served in management positions of the Company and received monthly grants of common stock options as compensation pursuant to the terms of a management agreement, which expired in December 1998. Effective January 1999, these directors entered into a new management agreement whereby they received $200,000 in cash and a grant of 150,000 common stock options for services performed through December 31, 1999. The options vested over a six-month period ending in June 1999. The management services agreement was terminated in August 1999. The Company determined the fair value of the services contributed to be $511,000 and $300,000 for the years ended December 31, 1999 and 1998, respectively and recorded charges to operations in the respective periods.

13. LEGAL PROCEEDINGS

      From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with the services, such as claims alleging defamation or invasion of privacy. In addition, from time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits and other forms of communication. Currently, the Company is engaged in one lawsuit regarding patent issues.

      In July 1999, IP Learn LLC filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint, which was amended by the plaintiff, alleged that aspects of the Company's technology infringed three patents alleged to be held by the plaintiff. The Company settled this lawsuit in February 2001, and an Order of Dismissal with Prejudice was entered by the Court on February 20, 2001. Under the terms of the settlement agreement, the Company will receive a license to certain intellectual property owned by IP Learn, LLC. The remaining portion of the settlement cost allocable to the future license of intellectual property of $1.3 million will be charged to cost of revenue over a three-year period.

      On December 16, 1999, Patrick H. Winston and Boris Katz filed a complaint against us in the United States District Court for the District of Massachusetts (Patrick H. Winston and Boris Katz v. Ask Jeeves, Inc., Case No. 99GV12584 MLW), alleging infringement by the Company of United States Patent Nos. 5,309,359 and 5,404,295 that are alleged to be held by the plaintiffs. The complaint seeks injunctive relief and unspecified damages, including attorneys' fees. The Company filed an answer to the complaint and a counterclaim for declaratory relief on January 28, 2000. The answer denies the allegations made in the complaint and seeks a dismissal of the complaint, invalidation of the asserted patents and an award to the Company of our costs, including attorneys' fees. The parties are in the discovery process in this litigation.

      The Company intends to vigorously defend against the allegations asserted in this complaint and it believes it has meritorious defenses to the claims. The results of any litigation matter are inherently uncertain. In the event of an adverse result in this lawsuit, or in any other litigation with third parties that could arise in the future with respect to intellectual property rights relevant to the Company products or services, the Company could be required to pay substantial damages, including treble damages if it is held to have willfully infringed, to cease the use of infringing products or services, to expend significant resources to develop non-infringing technology or to attempt to obtain licenses to the infringing technology on commercially reasonable terms. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails. Accordingly, there can be no assurance that this lawsuit will not seriously harm our business.

14. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

      For management reporting purposes, the Company is divided into two business groups, the Web Properties

Group and the Business Solutions Group. Results of operations for these business groups include revenues, cost of revenues and gross profit (loss) information as provided to the Company's President, who is the Chief Operating Decision Maker. Information as to operating expenses, operating loss and net loss is not provided by business segment. Summarized financial information by segment for 2000, 1999 and 1998, as reported to the President is as follows (in thousands):

                                        Year Ended December 31,
                                        -----------------------
                                  2000            1999           1998
                                  ----            ----           ----
      Web Properties:
      Revenues ..........        $58,397        $ 14,564         $ 577
      Cost of revenues ..         19,166           6,284           603
                                 -------------------------------------
      Gross profit (loss)        $39,231        $  8,280         $ (26)
                                 =====================================
      Business Solutions:
      Revenues ..........        $37,303        $  7,463         $ 223
      Cost of revenues ..         20,103           7,800           797
                                 -------------------------------------
      Gross profit (loss)        $17,200        $   (337)        $(574)
                                 =====================================

The Company provides its natural language question answering technologies and services internationally through its joint ventures. Geographic information on revenue is as follows (in thousands):

                                             Year Ended December 31,
                                             -----------------------
                                       2000            1999           1998
                                       ----            ----           ----
      REVENUES:
        North America                 $82,298         $22,027         $800
        International                  13,402              --           --
                                      ------------------------------------
        Total                         $95,700         $22,027         $800
                                      ====================================

15. NET LOSS PER SHARE

      The following table sets forth the computation of net loss per share (in thousands, except share and per share data):

                                                                     Year Ended December 31,
                                                                     -----------------------
                                                          2000                 1999               1998
                                                          ----                 ----               ----
      Basic and diluted net loss per share
        Numerator: Net loss                          $   (189,606)        $    (52,929)        $    (6,806)

        Denominator: Weighted-average shares
            common stock outstanding                   35,269,508           21,000,662           9,162,624
            Less: weighted average shares common
            stock subject to repurchase                   870,308              953,703                   -
        Weighted-average shares used in calculation
            of basic and diluted net loss per share    34,399,200           20,046,959           9,162,624

         Basic and diluted net loss per share        $      (5.51)        $      (2.64)        $     (0.74)
                                                     =====================================================

      If the Company had reported net income, the calculation of historical diluted earnings per share would have included an additional 4,812,380, 4,450,618 and 893,352 common equivalent shares related to the outstanding stock options and warrants not included above (determined using the treasury stock method) for the years ended December 31, 2000, 1999 and 1998, respectively. For the years ended December 31, 2000, 1999 and 1998, a total of 1,286,697, 143,926 and 398,007 common equivalent shares related to outstanding stock options and warrants (determined using the treasury stock method) have been excluded from the calculation of historical diluted earnings per share as their respective exercise prices were more than the average market value for the respective periods.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                       Three Months Ended
                                                                       -------------------
      Year Ended December 31, 2000:               December 31       September 30       June 30         March 31
                                                  -----------       ------------       -------         --------
      Revenue                                       $ 23,045         $ 29,029         $ 25,868         $ 17,757
      Gross profit (loss)                           $ 13,166         $ 18,706         $ 14,743         $  9,815
      Net loss                                      $(61,961)        $(38,460)        $(41,987)        $(47,199)
      Net loss per share - basic and diluted        $  (1.74)        $  (1.08)        $  (1.20)        $  (1.48)

                                                                       Three Months Ended
                                                                       -------------------
      Year Ended December 31, 1999:               December 31       September 30       June 30         March 31
                                                  -----------       ------------       -------         --------
      Revenue                                       $ 10,902         $  6,802         $  2,820         $  1,503
      Gross profit (loss)                           $  5,136         $  2,911         $    269         $   (373)
      Net loss                                      $(23,743)        $(11,822)        $(11,464)        $ (5,899)
      Net loss per share - basic and diluted        $  (0.87)        $  (0.44)        $  (0.50)        $  (0.33)

See Notes 2, 10, 13 and 14 for non-recurring quarterly items.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Ask Jeeves incorporates by reference the information set forth under the caption "Executive Officers of the Company" in Part I hereof and the information concerning its directors set forth under the caption "Election of Directors" in our definitive Proxy Statement to be filed for our 2001 Annual Meeting of Stockholders.

Item 11. Executive Compensation

Ask Jeeves incorporates by reference the information set forth under the caption "Executive Officers of the Company" in Part I hereof and the information set forth under the caption "Executive Compensation" in our definitive Proxy Statement to be filed for our 2001 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Ask Jeeves incorporates by reference the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement to be filed for our 2001 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

Ask Jeeves incorporates by reference the information set forth under the captions "Certain Relationships and Related Transactions," and "Executive Compensation," in our definitive Proxy Statement to be filed for our 2001 Annual Meeting of Stockholders.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

            (a) (1) Financial Statements

            The following are filed as part of Item 8 of this Report on Form 10-K:

                      Consolidated Balance Sheets
                      Consolidated Statements of Operations
                      Consolidated Statements of Stockholders' Equity Consolidated Statements of Cash Flow
                      Notes of Consolidated Financial Statements
                      Independent Auditors' Report

                (2) Schedule II "Valuation and Qualifying Accounts"

            All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because the information required to be set forth therein is not applicable or is shown in the Financial Statements or notes thereto.

            The financial statement schedule "Schedule II-Valuation and Qualifying Accounts" is filed as part of this report and should be read in conjunction with the consolidated financial statements.

            (3) Exhibits

            The following exhibits are filed herewith or incorporated by reference:

Exhibit        Description
- -------        -----------

3.1(1)         Certificate of Incorporation of the Registrant.
3.2(1)         Bylaws of the Registrant.
4.1(1)         Reference is made to Exhibit 3.1.
4.2(1)         Specimen Certificate for Registrant's Common Stock.
4.3(1)         Warrant to purchase 15,000 shares of Common Stock granted by the
               Registrant to Antenna Group PR dated as of June 30, 1998.
4.4(1)         Warrant to purchase 20,000 shares of Common Stock granted by the
               Registrant to Antenna Group PR dated as of July 31, 1998.
4.5(1)         Warrant to purchase 8,000 shares of Common Stock granted by the
               Registrant to Antenna Group PR dated as of May 31, 1998.
4.6(1)         Warrant to purchase 5,000 shares of Common Stock granted by the
               Registrant to Soren Jacobsen dated as of March 11, 1999.
10.1(1)        Amended and Restated 1996 Equity Incentive Plan.
10.2(1)        Form of Option Agreement for the Amended and Restated 1996 Equity
               Incentive Plan.
10.3.3*+       1999 Equity Incentive Plan, As Amended and Restated.
10.4.1(1)+     Form of Option Agreement for the 1999 Equity Incentive Plan.
10.4.2*+       Form of Option Agreement for the 1999 Equity Incentive Plan, As
               Amended and Restated.
10.5.1(1)+     1999 Employee Stock Purchase Plan.
10.5.2(1)+     1999 Employee Stock Purchase Plan, As Amended.
10.6(1)        Commercial Office Lease dated as of August 20, 1997, by and between Eat/Work Development, L.P. and the Roda Group Venture
               Development Company.
10.7(1)        Commercial Office Lease dated as of August 14, 1998, by and between Eat/Work Development, L.P. and the Roda Development
               Company.
10.8(1)        Commercial Office Lease dated as of November 15, 1998, by and between Eat/Work Development, L.P. and the Roda Development
               Company.
10.9(1)        Commercial Office Lease dated as of May 15, 1998, by and between the Registrant and Eat/Work Development, L.P.
10.10(1)       Lease Agreement dated as of January 26, 1999, by and between the
               Registrant and Parker Associates.
10.11(1)       Assignment and Assumption of Standard Commercial Office Lease for
               Eat/Work Development dated as of January 1, 1999, by and between the Roda Group Development Company, L.L.C. and the Registrant
               (relating to 918 Parker Street, Suite A-14, Berkeley, CA).
10.12(1)       License Agreement dated as of October 2, 1998, by and between the
               Registrant and Compaq Computer Corporation.
10.13(1)       License and Development Agreement dated as of September 30, 1999, by and between the Registrant and Compaq Computer Corporation.

10.18(1)+      Offer letter dated as of January 5, 1999, by and between the
               Registrant and Frank A. Vaculin.
10.19.1(1)+    Offer letter dated as of May 22, 1998, by and between the
               Registrant and Robert W. Wrubel.
10.19.2(1)+    Offer letter dated as of June 1, 1999, by and between Registrant and Robert W. Wrubel, as amended.
10.19.3*+      Employment Agreement dated as of December 1, 2000, by and
               between the Registrant and Robert W. Wrubel.
10.23(1)       Series A Preferred Stock Purchase Agreement dated as of November
               13, 1998, by and between the Registrant and certain investors of the Registrant.
10.24(1)       Series B Preferred Stock Purchase Agreement dated as of February
               24, 1999, by and between the Registrant and certain investors of the Registrant.
10.25(1)       Asset Purchase Agreement dated as of April 16, 1999, by and between the Registrant and Lumina Decision Systems, Inc.
10.26(1)       Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.
10.27(1)       Assignment and Assumption of Standard Commercial Office Lease for
               EAT/Work development dated as of January 1, 1999, by and between the Registrant and the Roda Group Development Company, LLC
               (relating to 918 Parker Street, Suite A-1-1 and A-1-2, Berkeley,
               CA).
10.28(1)       Office Lease dated as of April 29, 1999, by and between the
               Registrant and Emery Station Associates, L.L.C.
10.29(1)+      Offer Letter dated as of May 27, 1999, by and between the
               Registrant and George S. Lichter.
10.30(1)       Master Lease Agreement dated as of June 15, 1999, by and between the Registrant and Comdisco, Inc.
10.31(1)       Forms of Promissory Note and Stock Pledge Agreement for loans to executive officers.
10.32(2)       Agreement and Plan of Merger and Reorganization dated as of
               November 19, 1999, by and among the Registrant, Net Effect
               Systems, Inc. and Neutral Acquisition Corp.

10.33(3)       Agreement and Plan of Merger and Reorganization dated as of
               January 25, 2000, by and among the Registrant, Direct Hit
               Technologies, Inc. and Answer Acquisition Corp.
10.35(4)       Form of Registration Rights Agreement, between the Registrant and
               Stockholders of Net Effect Systems, Inc.
10.36(5)       Office Lease dated as of February 24, 2000, by and between the
               Registrant and Oakland City Center LLC.
10.37(6)       Lease Agreement dated as of May 15, 2000, by and between the
               Registrant and Oakland City Center, LLC.
10.38*+        Offer Letter dated as of June 30, 1999, by and between the
               Registrant and Jeffrey S. Mahl.
10.39*+        Offer Letter dated as of July 24, 2000, by and between the
               Registrant and Adam Klein.
10.40*+        Offer Letter dated as of December 8, 2000, by and between the
               Registrant and A. George (Skip) Battle.
21.1*          Subsidiaries of the Registrant
23.1*          Consent of Ernst & Young LLP, Independent Auditors.
24.1*          Power of attorney. Reference is made to Page *.

- -----------
(1)   Previously filed with Registrant's S-1 Registration Statement, No.
      333-77539.
(2) Previously filed with Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 18, 1999.
(3) Previously filed with Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2000.
(4)   Previously filed with Registrant's S-1 Registration Statement, No.
      333-95691.
(5)   Previously filed with Registrant's S-1 Registration Statement, No.
      333-30494.
(6) Previously filed with Registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2000.

*     Filed herewith.
+     Management contract, compensatory plan or arrangement.

      (b) Reports on Form 8-K.

      The following Reports on Form 8-K was filed during the quarter ended December 31, 2000: A Report on Form 8-K dated December 29, 2000 relating to certain press releases issued by the Registrant.

      (c) See Exhibits listed under Item 14(a)(3).

      (d) Not applicable. See Item 14(a)(2).

Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Emeryville, State of California, on April 2, 2001.

                                           ASK JEEVES, INC.

                                           By: /s/ A. George (Skip) Battle
                                               ---------------------------------
                                               A. George (Skip) Battle
                                               Chief Executive Officer

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below each severally constitutes and appoints A. George (Skip) Battle, Christine M. Davis and Cynthia Pevehouse in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or their substitutes, may lawfully do, or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature                Title                                     Date
- ---------                -----                                     ----

A. George (Skip) Battle  Chief Executive Officer and Director      April 2, 2001
                         (Principal Executive Officer)

/s/ A. George (Skip) Battle
- ---------------------------

Stephen J. Sordello      Chief Financial Officer                   April 2, 2001
                         (Principal Financial Officer)

/s/ Stephen J. Sordello
- ----------------------

Christine M. Davis       Vice President and Corporate
                         Controller (Principal Accounting
                         Officer)                                  April 2, 2001

/s/ Christine M. Davis
- ----------------------

Garrett Gruener          Chairman of the Board of Directors        April 2, 2001

/s/ Garrett Gruener
- ----------------------

Geoffrey Y. Yang         Director                                  April 2, 2001

/s/ Geoffrey Y. Yang
- ----------------------

James Kirsner            Director                                  April 2, 2001

/s/ James Kirsner
- ----------------------

Daniel J. Nova           Director                                  April 2, 2001

/s/ Daniel J. Nova
- ----------------------

Roger A. Strauch         Director                                  April 2, 2001

/s/ Roger A. Strauch
- ----------------------

                                ASK JEEVES, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

Description                                           Balance at           Charge to Costs         Deductions          Balance at
                                                       Beginning              and Expenses         ----------              End of
                                                      of  Period              ------------                                 Period
                                                      ----------                                                           ------
                                                      -------------------------------------      --------------------------------
Year ended December 31, 2000:
    Allowance for doubtful accounts........               $1,168                     $4,500             $1,041             $4,627
                                                      -------------------------------------      --------------------------------
Year ended December 31, 1999:
    Allowance for doubtful accounts........                  $85                     $1,083                 $--            $1,168
                                                      -------------------------------------      --------------------------------
Year ended December 31, 1998:
    Allowance for doubtful accounts........                   $--                       $85                 $--               $85