Form 10-Q
period 2001-03-31
ASK JEEVES INC
filed 2001-05-15
CIK 1054298

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 000-26521

ASK JEEVES, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3334199
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

5858 Horton St., Suite 350, Emeryville, CA 94608
(Address of principal executive offices, including zip code)

(510) 985-7400
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the registrant's Common Stock as of April 30, 2001 was 36,461,455.

ASK JEEVES, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ASK JEEVES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2001	December 31, 2000
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$35,688	$44,725
Short-term marketable securities	37,975	47,813
Accounts receivable, net	17,341	22,812
Prepaid expenses and other current assets	7,315	6,244

Total current assets	98,319	121,594
Marketable securities	13,732	12,428
Property and equipment, net	18,190	19,088
Goodwill and other intangible assets, net	19,963	381,577
Other long-term assets	2,502	3,180

Total assets	$152,706	$537,867

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,109	$5,186
Accrued compensation and related expenses	8,404	6,981
Accrued marketing expenses	757	3,133
Accrued restructuring costs	6,986	9,132
Other accrued liabilities	8,370	9,482
Deferred revenue	30,616	33,410
Current portion of long-term liabilities	891	886

Total current liabilities	60,133	68,210
Capital lease obligations, less current portion	1,240	1,465
Other liabilities	1,224	2,424

Total liabilities	62,597	72,099
Commitments
Stockholders' equity:
Convertible preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively
Common stock, $.001 par value; 150,000,000 shares authorized; 36,427,757 and 36,246,144 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively	718,481	716,518
Deferred stock-based compensation	(327)	(711)
Accumulated deficit	(628,384)	(250,174)
Accumulated other comprehensive income	339	135

Total stockholders' equity	90,109	465,768

Total liabilities and stockholders' equity	$152,706	$537,867

See accompanying notes to the unaudited condensed consolidated financial statements.

ASK JEEVES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended
	March 31, 2001	March 31, 2000
Revenues:
Web Properties	$9,027	$12,315
Business Solutions(1)	10,056	5,442

Total revenues	19,083	17,757
Cost of revenues:
Web Properties	4,238	4,017
Business Solutions	4,309	3,925

Total cost of revenues	8,547	7,942
Gross profit	10,536	9,815
Operating expenses:
Product development	5,601	5,462
Sales and marketing	14,028	19,503
General and administrative	7,869	5,042
Stock-based compensation	385	854
Amortization of goodwill and other intangible assets	22,369	15,025
Write-off of in-process technology	—	11,652
Impairment of long-lived assets	339,177	—
Restructuring costs and other	668	—

Total operating expenses	390,097	57,538

Operating loss	(379,561)	(47,723)
Interest and other income, net	1,351	524

Net loss	$(378,210)	$(47,199)

Basic and diluted net loss per share	$(10.55)	$(1.48)

Weighted average shares outstanding used in computing basic and diluted net loss per share	35,842,783	31,932,408

(1) Revenues from related parties	4,814	388

See accompanying notes to the unaudited condensed consolidated financial statements.

ASK JEEVES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2001	March 31, 2000
Operating activities
Net loss	$(378,210)	$(47,199)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,071	957
Compensation charge related to grants of stock options	1,372	—
Stock-based compensation	385	854
Amortization of goodwill and intangible assets	23,687	16,122
Impairment charge for long-lived assets	339,177	—
Write-off of in-process technology	—	11,652
Changes in operating assets and liabilities:
Accounts receivable	5,471	(6,497)
Prepaids and other current assets	(818)	479
Other assets	(1,280)	—
Accounts payable	(1,077)	(1,217)
Accrued compensation and related expenses	718	1,946
Accrued marketing expenses	(2,376)	7,075
Accrued merger costs	—	(13,386)
Accrued restructuring	(2,145)	—
Other accrued liabilities	(1,113)	4,631
Deferred revenue	(2,794)	1,634

Net cash used in operating activities	(16,932)	(22,949)
Investing activities
Purchases of property and equipment	(1,172)	(2,915)
Purchases of marketable securities	—	(10,335)
Proceeds from redemption of marketable securities	8,737	21,652
Cash acquired from business combinations	(1,250)	12,646

Net cash provided by investing activities	7,565	21,048
Financing activities
Issuance of common stock	550	124,480
Repayment of capital lease obligations	(220)	(198)

Net cash provided by financing activities	330	124,282

Increase (decrease) in cash and cash equivalents	(9,037)	122,381
Cash and cash equivalents at beginning of period	44,725	17,420

Cash and cash equivalents at end of period	$35,688	$139,801

Supplemental disclosure of noncash investing and financing activities
Common stock issued for assets acquired	$—	$484,619
Deferred stock-based compensation in connection with common stock options issued to stockholders in exchange for services	—	$245

Interest paid	$54	$103

See accompanying notes to the unaudited condensed consolidated financial statements.

ASK JEEVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Summary of Significant Accounting Policies

The Company

    Ask Jeeves, Inc. ("Ask Jeeves" or "the Company") provides intuitive, natural language question answering technologies and services. The Company's proprietary technology combined with human intelligence creates an interaction centered on understanding users' specific needs and interests and connecting them to the most relevant information, products and services. The Company delivers its natural language question answering technologies and services through its own Web sites at Ask.com, DirectHit.com and AJKids.com. Through the Company's Web Properties Group, Ask Jeeves provides a highly targeted medium for advertisers to reach online users. The Company also syndicates services to portals, infomediaries, and content and destination sites to help companies increase e-commerce and advertising revenue. Through its Business Solutions Group, the Company develops and maintains customized automated search, natural language question answering, and intelligent advisor services on numerous corporate Web sites. The Company was incorporated in California in June 1996 and reincorporated in Delaware in June 1999.

Basis of Presentation

    The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in affiliates in which the Company has significant influence but does not have a controlling interest are accounted for under the equity method and investments in which the Company does not have the ability to exert significant influence are accounted for at cost. All significant intercompany transactions and balances have been eliminated upon consolidation. The accompanying condensed consolidated financial statements at March 31, 2001 and for the three months ended March 31, 2001 and 2000 are unaudited but include all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair statement of the consolidated financial position, operating results and cash flows as of the interim date and for the periods presented. Results for the interim period ended March 31, 2001 are not necessarily indicative of results for the entire fiscal year or future periods. The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Net Loss Per Share

    Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities have been excluded from the computation as their effect is antidilutive.

Reclassifications

    Certain prior period balances have been reclassified to conform to the current year presentation.

2.  Commitments and Contingencies

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

    In July 1999, IP Learn LLC filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint, which was amended by the plaintiff, alleged that aspects of the Company's technology infringed three patents alleged to be held by the plaintiff. The Company settled this lawsuit in February 2001, and an Order of Dismissal with Prejudice was entered by the Court on February 20, 2001. Under the terms of the settlement agreement, the Company will receive a license to certain intellectual property owned by IP Learn, LLC. The remaining portion of the settlement cost allocable to the future license of intellectual property of $1.3 million is being charged to cost of revenue over a three-year period.

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

    The Company intends to vigorously defend against the allegations asserted in this complaint and it believes it has meritorious defenses to the claims. The results of any litigation matter are inherently uncertain. In the event of an adverse result in this lawsuit, or in any other litigation with third parties that could arise in the future with respect to intellectual property rights relevant to the Company's products or services, the Company could be required to pay substantial damages, including treble damages if it is held to have willfully infringed, to cease the use of infringing products or services, to expend significant resources to develop non-infringing technology or to attempt to obtain licenses to the infringing technology on commercially reasonable terms. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails. Accordingly, there can be no assurance that this lawsuit will not seriously harm the Company's business.

3.  Business Segments

    For management reporting purposes, the Company is divided into two business groups, the Web Properties Group and the Business Solutions Group. Results of operations for these business groups include revenues, cost of revenues and gross profit (loss) information as provided to the Company's Chief Executive Officer (CEO), who is the Chief Operating Decision Maker. Information as to operating expenses, operating loss and net loss is not provided by business segment. Summarized financial information by segment for the three-month periods ended March 31, 2001 and 2000, as reported to the CEO is as follows (in thousands):

	Three Months Ended
	March 31, 2001	March 31, 2000
	(unaudited)
Web Properties:
Revenues	$9,027	$12,315
Cost of revenues	4,238	4,017

Gross profit (loss)	$4,789	$8,298
Business Solutions:
Revenues	$10,056	$5,442
Cost of revenues	4,309	3,925

Gross profit (loss)	$5,747	$1,517

4.  Comprehensive Loss

    The components of comprehensive loss are as follows (in thousands):

	Three Months Ended
	March 31, 2001	March 31, 2000
	(unaudited)
Net loss	$(378,210)	$(47,199)
Other comprehensive income:
Change in unrealized gain on investments, net of tax benefit of none	204	16

Comprehensive loss	$(378,006)	$(47,183)

5.  Impairment of Long-lived Assets

    During the first quarter of 2001, we identified indicators of possible impairment of our long-lived assets, consisting principally of acquired intangible assets and goodwill. These indicators included deterioration in the business climate for Internet advertising and other web-related companies, reduced levels of venture capital funding activity for Internet-based consumer businesses, significant declines in the market values of our competitors in the Internet advertising industry and recent changes in our 2001 operating and cash flow forecasts.

    With the assistance of independent valuation experts, we performed asset impairment tests at the enterprise level, the lowest level for which there are identifiable cash flows related to our acquired intangible assets and goodwill. The tests were performed by comparing the expected undiscounted cash flows for a four-year period, plus a terminal value for future cash flows, to the carrying amount of the long-lived assets resulting from purchase business combinations. Based on the results of these tests, we determined that the long-lived assets initially recorded in connection with our business combinations was impaired.

    With the assistance of independent valuation experts, we determined the fair value of the impaired long-lived assets. Fair value was determined using the discounted cash flow method. A write-down of long-lived assets totaling $339.2 million, allocated entirely to goodwill, was recorded during the first quarter of 2001 reflecting the amount by which the carrying amount of the assets exceed their respective fair values.

6.  Restructuring

    In December 2000, the Company's Board of Directors approved a restructuring program aimed at streamlining its underlying cost structure to better position the Company for growth and improved operating results. The Company incurred a charge of approximately $13.5 million in the fourth quarter of the year ended December 31, 2000 relating to the restructuring.

    The following table sets forth the restructuring activity during the three months ended March 31, 2001.

Charged to restructuring expense:	Accrued Restructuring Costs, December 31, 2000	Cash Paid	Restructuring Charges	Accrued Restructuring Costs, March 31, 2001
	(in thousands)
Facility exit costs	$7,984	$(1,403)	$280	$6,861
Severance and professional fees	1,148	(1,411)	388	125

Total	$9,132	$(2,814)	$668	$6,986

7.  Subsequent Events

    In response to continued change in the marketplace, in April 2001 the Company's Board of Directors approved additional restructuring activities designed to better align its underlying cost structure with anticipated levels of business activities. The Company will incur a charge in the second quarter of the year ended December 31, 2001 relating to the restructuring. This amount will be entirely comprised of charges relating to severance and other employee costs associated with the elimination of approximately 75 positions.

    In May 2001, the Company adopted a Stockholder Rights Plan. Under the plan, Rights will be distributed as a dividend at the rate of one Right for each share of Common Stock held by stockholders of record as of the close of business on May 7, 2001. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock for $20 per unit. Under certain circumstances, if a person or group acquire 15% or more of the Company's outstanding Common Stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $20 exercise price, shares of the Company's Common Stock or of any company into which the Company is merged having a value of $40. The rights expire on May 7, 2011 unless extended by the Company's Board of Directors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Except for the historical information contained herein, this overview and the following discussion contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K filed April 2, 2001. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes included elsewhere herein.

Overview

    Ask Jeeves, Inc. is a leading provider of intuitive, natural language question answering technologies and services. Our proprietary technology combined with human intelligence creates an interaction centered on understanding users' specific needs and interests and connecting them to the most relevant information, products and services. The Company delivers its natural language question answering technologies and services through its own Web sites at Ask.com, DirectHit.com and AJKids.com. Through our Web Properties Group, Ask Jeeves provides a highly targeted medium for advertisers to reach online users. The Company also syndicates services to portals, infomediaries, and content and destination sites to help companies increase e-commerce and advertising revenue. These services enable companies to convert online shoppers to buyers, reduce support costs, understand customer preferences and improve customer retention.

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

    Revenues associated with our Web Properties Group include all revenue streams generated from the Web sites we own and operate, as well as from the syndication of services offered on our sites to other companies' sites. These revenues consist primarily of four components:

  •
  advertising revenues;

  •
  syndication fees;

  •
  eCommerce lead generation revenues; and

  •
  targeting and acquisition revenues.

    A significant portion of the Company's revenues from its Web Properties Group are derived from the sale of promotional space on the Company's online Internet properties. Promotional space offered ranges from run of site banner advertisements and sponsorships to targeting and acquisition services. Targeting and acquisition service products are tailored to deliver a customer's promotional content to a specific target market in a dynamic, customized environment and which may include the development of branded, integrated websites. Revenue derived from such arrangements is recognized during the period which the service is provided, provided that no significant obligations remain at the end of the period. Company obligations typically include the guarantee of a minimum number of "impressions" or times that an advertisement appears in pages viewed by users of the Company's online properties. To the extent the minimum guaranteed impressions are not delivered, the Company defers recognition of the corresponding revenue until the remaining guaranteed impressions levels are achieved. Syndication services offered range from the sale of promotional material on behalf of partners to the syndication of our web-wide search technology to portals, infomediaries, and content and destination sites. Syndication fees primarily consist of revenue-sharing arrangements, fixed or fee-per-use arrangements, and revenues are recognized as the service is delivered. Revenues from electronic commerce are generated when a user clicks on the answer that links to an electronic commerce merchant's web site on a cost per click, or CPC basis. Electronic commerce transaction fees are derived from short-term electronic commerce merchant contracts, generally over a three-to-six month period, and are recognized as services are performed.

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

    We have incurred significant net losses and negative cash flows from operations since our inception, and at March 31, 2001, we had an accumulated deficit of approximately $628.4 million. These losses have been funded primarily through the issuance of preferred and common equity securities, including our initial public offering in July 1999 and follow-on public offering in March 2000. We believe that we will continue to incur negative cash flows from operations through at least the fourth quarter of 2001.

RESULTS OF OPERATIONS

  Revenues

    Revenues were $19.1 million for the three months ended March 31, 2001, and $17.8 million for the three months ended March 31, 2000. Web Properties revenues were $9.0 million or 47.3% of total revenues for the three months ended March 31, 2001 and $12.3 million or 69.1% of total revenues for the three months ended March 31, 2000. These revenues consisted of $1.5 million in advertising revenues for the three months ended March 31, 2001, and $9.1 million for the three months ended March 31, 2000. Revenues from targeting and acquisition services were $4.3 million and $750,000 for the three months ended March 31, 2001 and 2000, respectively. Syndication fees were $2.1 million for the three months ended March 31, 2001, and $848,000 for the three months ended March 31, 2000. Electronic commerce revenues were $1.1 million for the three months ended March 31, 2001 and $1.7 million for the three months ended March 31, 2000. Web Properties revenues were negatively impacted by softening demand and decreasing rates for online advertising, most significantly with respect to banner advertising. This softness was partially offset by increased traffic and unique users to the site, as well as continued product diversification. Unique users reached an all-time high of more than 14 million, representing a 19% increase over the fourth quarter. Ask.com ranked as the 17th most visited Web site in the March 2001 Media Metrix Internet Web properties listing.

    Business Solutions revenues were $10.1 million or 52.7% of total revenues for the three months ended March 31, 2001, and $5.2 million or 29.2% of total revenues for the three months ended March 31, 2000. These revenues consisted of licensing fee revenues were $8.7 million for the three months ended March 31, 2001 and $2.1 million for the three months ended March 31, 2000. Consulting services were $1.4 million for the three months ended March 31, 2001, and $3.1 million for the three months ended March 31, 2000. Compared with the first quarter of 2000, the increase in Business Solutions revenues is due to an increase in the total number of customers licensing our business solutions and an increase in licensing revenues from our joint ventures, which amounted to $4.8 million for the three months ended March 31, 2001 and $388,000 for the same period a year ago. .

Cost of Revenues

    Cost of revenues for Web Properties was $4.2 million for the three months ended March 31, 2001 and $4.0 million for the three months ended March 31, 2000. The increase in cost of revenues is attributed to increased third-party advertising management fees, revenue sharing costs, hosting costs, and additional personnel and related personnel costs associated with developing, maintaining, analyzing and testing of our websites at Ask.com, DirectHit.com, and AJKids.com to support the growth in traffic and the resulting revenues. Cost of revenues for Business Solutions was $4.3 million for the three months ended March 31, 2001 and $3.9 million for the three months ended March 31, 2000. The increase in cost of revenues is attributed to personnel and related personnel costs associated with providing consulting, information and maintenance services to our customers. Cost of revenues also includes amortization charges related to assets acquired from acquisitions the Company made in 1999 and 2000.

Product Development Expenses

    Product development expenses were $5.6 million for the three months ended March 31, 2001, and $5.5 million for the three months ended March 31, 2000. The increase in expenses resulted from additional personnel and related personnel costs, consultant fees, expenses related to the design, development, testing and enhancement of our technology and services. We are focusing on key, strategic areas of product development to support our business plan and have therefore reduced the number of product development initiatives that are not essential to delivering future financial results.

Sales and Marketing Expense

    Sales and marketing expenses were $14.0 million for the three months ended March 31, 2001, and $19.5 million for the three months ended March 31, 2000. The decrease in expenses is primarily attributable to decreases in advertising and public relations expenses as we began to realize the benefits of a more focused advertising initiative, resulting in decreased customer acquisition costs. Such expenses declined from $10.0 million for the three months ended March 31, 2000 to $2.2 million for the three months ended March 31, 2001.

General and Administrative Expenses

    General and administrative expenses were $7.9 million for the three months ended March 31, 2001, and $5.0 million for the three months ended March 31, 2000. The increase in expenses is attributed to the hiring of additional personnel and related personnel costs that has accompanied the growth of our business, depreciation expense associated with adding property and equipment and an increase in the provision for doubtful accounts over that recorded during the three months ended March 31, 2000.

Stock-based Compensation

    For the three months ended March 31, 2001 and 2000, we recorded $385,000 and $854,000 respectively, in amortization of deferred stock compensation in connection with the grant of stock options to employees and consultants. The decrease in amortization is due to the graded vesting method of amortization resulting in larger deferred compensation charges being incurred in earlier periods.

In-Process Technology

    For the three months ended March 31, 2000, we recorded purchased in-process research and development costs of $11.7 million in connection with the acquisition of certain technology from Evergreen and Direct Hit. There were no similar acquisitions during the three months ended March 31, 2001.

Interest and Other Income

    Interest and other income was $1.3 million for the three months ended March 31, 2001, and $826,000 for the three months ended March 31, 2000. The increase in interest income is attributed to the interest on proceeds from our equity financings.

Impairment of Long-lived Assets

    During the first quarter of 2001, we identified indicators of possible impairment of our long-lived assets, consisting principally of acquired intangible assets and goodwill. These indicators included deterioration in the business climate for Internet advertising, decreases in average advertising rates, reduced levels of venture capital funding activity for Internet-based consumer businesses, significant declines in the market values of our competitors in the Internet advertising industry and recent changes in our 2001 operating and cash flow forecasts.

    With the assistance of independent valuation experts, we performed asset impairment tests at the enterprise level, the lowest level for which there are identifiable cash flows related to our acquired intangible assets and goodwill. The tests were performed by comparing the expected undiscounted cash flows for a four-year period, plus a terminal value for future cash flows, to the carrying amount of the long-lived assets resulting from purchase business combinations. Based on the results of these tests we determined that long-lived assets initially recorded in connection with our business combinations was impaired.

    We measured the impairment loss related to long-lived assets based on the amount by which the carrying amount of such assets exceeded its fair value. Measurement of fair value was based on an analysis by us, with assistance from independent valuation experts, of the future discounted cash flows at the enterprise level. In performing this analysis, we used the best information available in the circumstances including reasonable and supportable assumptions and projections. The discounted cash flow analysis considered the likelihood of possible outcomes and was based on our best estimate of projected future cash flows, including terminal value cash flows expected to result from the disposition of the asset at the end of its useful life, discounted at our weighted average cost of capital. Weighted average cost of capital was based on historical risk premiums required by investors for companies of our size, industry and capital structure and included risk factors specific to us.

    The analysis indicated that our long-lived assets were impaired by an amount totaling $339.2 million. Accordingly, we recorded an impairment write-down, allocated entirely to goodwill, of this amount during the first quarter of 2001.

    We did not record any write-downs of long-lived asset during the three months ended March 21, 2000.

Recent Events

    In response to continued change in the marketplace, in April 2001 the Company's Board of Directors approved additional restructuring activities designed to better align its underlying cost structure with anticipated levels of business activities. The Company will incur a charge of approximately $2.0 million in the second quarter of the year ended December 31, 2001 relating to the restructuring. This amount will be entirely comprised of charges relating to severance and other employee costs associated with the elimination of approximately 75 positions.

    Due to a significant deterioration in the market for Internet advertising and the general business climate during the first quarter of 2001, we concluded that the long-lived assets recorded in connection with some of our business combinations might not be recoverable. An impairment assessment, test and measurement resulted in the recording of an impairment charge of $339.2 million, allocated entirely to goodwill, during the three months ended March 31, 2001.

Seasonality and Quarterly Fluctuations in Operating Results

    Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. Factors that may adversely affect our results of operations include:

  •
  our ability to obtain new corporate customers, the length of the development cycle for corporate customers and the timing of revenue recognition with respect to contracts with corporate customers;

  •
  our ability to obtain new advertising contracts, maintain existing ones, and effectively manage our advertising inventory;

  •
  the number of questions asked and answered on Ask.com, AJKids.com and DirectHit.com and on the Web sites of our corporate customers;

  •
  our ability to attract and retain advertisers and our ability to link our electronic commerce partners to potential customers;

  •
  rate changes for advertising on Ask.com, AJKids.com and DirectHit.com;

  •
  marketing expenses and technology infrastructure costs as well as other costs that we may incur as we expand our operations.

  •
  seasonal and other fluctuations in demand for our electronic commerce services and for advertising space on Ask.com, AJKids.com and DirectHit.com;

  •
  our ability to develop and introduce new technology;

  •
  announcements and new technology introductions by our competitors;

  •
  our ability to attract and retain key personnel; and

  •
  costs relating to possible acquisitions and integration of technologies or businesses;

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

Liquidity and Capital Resources

    Since our inception, we have financed our operations primarily through the private placement of equity securities, our initial public offering and our follow-on offering. As of March 31, 2001, we had $87.4 million in cash and cash equivalents and marketable securities. Net cash used in operating activities was $16.9 million for the three months ended March 31, 2001, and $22.9 million for the three months ended March 31, 2000. Net cash used in operating activities resulted primarily from net losses adjusted for non-cash operating activities and decreases in accounts receivable, partially offset by the timing of accrued marketing expenses, deferred revenue and other accrued liabilities. Net cash provided by investing activities was $7.6 million for the three months ended March 31, 2001, compared to net cash used of $21.0 million for the three months ended March 31, 2000. Net cash provided by investing activities related primarily to the redemption of marketable securities of $8.7 million. Net cash provided by financing activities was $330.000 for the three months ended March 31, 2001, and $124.2 million for the three months ended March 31, 2000. Cash provided by financing activities was higher for the three months ended March 31, 2000, due to net proceeds of $123 million from the sale of common equity securities in our follow-on offering. There was no such offering in the period ended March 31, 2001.

    We have no material commitments or obligations other than those under capital and operating leases.

    Our capital requirements depend on numerous factors, including market acceptance of our services and the amount of resources we invest in site and content development, marketing and selling our services, our brand promotions and any future acquisitions or divestitures.

    We currently believe that our available cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next twelve months. At the end of such period, we will need to generate sufficient cash flow from operations to meet our anticipated needs for working capital and capital expenditures, or we will need to raise additional capital. However, if during that twelve-month period or thereafter, we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, these failures could seriously harm our business. If we raise additional funds through the issuance of equity securities or convertible debt securities, the percentage ownership of our existing stockholders will be reduced.

BUSINESS RISKS

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

    Any investment in our company must be considered in light of the problems frequently encountered by companies in new and rapidly evolving markets. To address the risks we face, we must, among other things:

  •
  maintain and enhance our brand;

  •
  refine our product and service offerings;

  •
  increase the amount of traffic to our Web sites;

  •
  increase the number and types of businesses that use our natural language question answer technologies and services;

  •
  increase the value of our natural language question answer technologies and services to our users, customers, electronic commerce merchants and advertisers; and

  •
  attract, integrate, retain and motivate qualified personnel.

    We cannot be certain that our business strategy will be successful or that we will successfully address these risks.

We Have a History of Net Losses and Expect to Continue to Incur Net Losses.

    We incurred net losses of $52,929,000 in 1999, $189,606,000 in 2000 and $378,210,000 during the three month period ended March 31, 2001. As of March 31, 2001, we had an accumulated deficit of approximately $628.4 million. We expect to have net financial operating losses and negative cash flows, as determined under generally accepted accounting principles, for the foreseeable future. The size of these net financial reporting losses will depend, in part, on the rate of growth of our revenues from our advertisers, corporate customers and electronic commerce merchants and on our expenses. It is critical to our success that we continue to expend financial and management resources to develop our brand loyalty through marketing and promotion, enhancement of our natural language question answer technologies and services and expansion of our other services. We recently announced steps to narrow our financial reporting losses, including business realignment and a reduction in our workforce. Although these steps are intended to reduce our financial reporting losses in the future, we cannot guarantee that these steps will achieve the expected reduction in financial reporting losses.

    As our operating expenses are likely to continue to exceed our revenues in the near term, we will need to generate significant additional revenues to achieve operating profitability. Even if we do achieve operating profitability, we may not be able to maintain or increase our operating profitability on a quarterly or annual basis. If we do not achieve or sustain profitability in the future, then we will eventually be unable to continue our operations.

Our Recent Business Realignment May Not Result in the Intended Benefits.

    In fourth quarter of 2000, we completed a realignment of our business organization in an effort to streamline operations, increase revenues, reduce costs and bring staffing in line with our current and anticipated requirements. Through the realignment, our two independent business units, Business Solutions and Web Properties, were give independent gross profit and loss accountability. Our Business

Solutions business focuses on licensing our technologies to corporate clients and our Web Properties business focuses on sales of our targeting solutions on our Web sites. In addition, as part of our business realignment, we implemented a workforce reduction of approximately 152 employees, representing approximately 20% of our staff, in the fourth quarter of 2000. In April 2001, we announced an additional workforce reduction of 75 employees, or approximately 15% of our staff.

    Although we believe that our business realignment will assist us in streamlining operations, increasing revenues, reducing expenses and thereby achieving profitability, we cannot assure you that we will achieve these intended results. In addition, our business realignment and workforce reductions may prompt employees whom we wish to retain to leave the Company. If we are not successful in increasing revenues and decreasing costs, we may never achieve profitability.

Our Natural Language Question Answer Technologies and Services are Novel and Unproven.

    We will be successful only if Internet users adopt our natural-language services and popularity-based searches as a primary method of navigating the Internet. Internet users have a variety of other search techniques, such as directory searches, available to them to navigate the Internet. Users can also rely on methods, such as call centers, chat rooms and e-mail, rather than difficult-to-navigate corporate Web sites, to obtain information on products and services. It is difficult to predict the extent and rate of user adoption of our natural language question answer technologies and services. Visitors to our natural language question answer services may try our Web sites and then revert to other search techniques to navigate the Internet or choose new search techniques. It is uncertain whether widespread acceptance of our natural-language services and popularity-based searches will occur.

If Accounting Interpretations Relating to Revenue Recognition Change, our Reported Revenues Could Decline or We Could Be Forced to Make Changes in our Business Practices.

    Over the last several years, the American Institute of Certified Public Accountants issued Statement of Position or SOP 97-2, "Software Revenue Recognition," and SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. Ask Jeeves believes that it is currently in compliance with SOP 97-2 and SOP 98-9. In addition, in December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", or SAB 101, which explains how the SEC staff believes existing revenue recognition rules should be applied or analogized to for transactions not addressed by existing rules.

    The accounting profession continues to discuss certain provisions of SOP 97-2 and SAB 101 with the objective of providing guidance on potential interpretations. These discussions and the issuance of interpretations, once finalized, could lead to unanticipated changes in Ask Jeeves' current revenue accounting practices, which could cause Ask Jeeves to recognize lower revenues. As a result, we may need to change its business practices in order to continue to recognize a substantial portion of its license revenues. These changes may extend sales cycles, increase administrative costs and otherwise adversely affect our business.

Events or Changes in Circumstances May Result in Impairment of Our Goodwill.

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

Our Methods of Generating Revenue are Relatively New and Largely Untested.

    Internet Advertising.  We expect that revenues from advertising will continue to represent a significant portion of our total revenues for the foreseeable future. Our advertising revenues decreased in the latter part of 2000 and early part of 2001 and may continue to decrease due to the prevailing conditions in the online advertising market and downward pressure on advertising rates industry-wide.

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

    We rely on third-party advertising services, provided by DoubleClick, Inc. and L90, Inc. to deliver advertisements to our users. If DoubleClick or L90 fails to deliver the advertisements as contracted for, due to reliability or performance problems, or if advertisements cannot be targeted as promised to advertisers, our revenues may decrease.

    Licensing.  For the three months ended March 31, 2001, $10.1 million, or approximately 53% of our revenues, were generated from licensing our services to corporate customers and to our joint ventures through our Business Solutions Group. Business Solutions revenues include intellectual property licensing revenues of approximately $4.8 million from our joint ventures. If, in the future, Ask Jeeves is unable to generate sufficient licensing revenue from our corporate customers and/or our joint ventures, our results of operations could be substantially impaired.

    Renewals.  We depend on our existing customer base for additional future revenue from services and licenses of other products. If our customers fail to renew their maintenance agreements, our revenue could decrease. The maintenance agreements are generally renewable annually at the option of the customers and there are no mandatory payment obligations or obligations to license additional software. Therefore, current customers may not necessary generate significant maintenance revenue in future periods. In addition, customers or joint venture partners may not necessary purchase additional products or services. Our services revenue and maintenance revenue also depend upon the use of these services by our installed customer base. Any downturn in software license revenue could result in lower service revenues in future quarters.

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

Many of our Advertisers are Emerging Internet Companies that Represent Credit Risks.

    We expect to continue to derive a significant portion of our revenues from the sale of advertising to Internet companies. Many of these companies have limited operating histories and are operating at a loss. Moreover, many of these companies have limited cash reserves and limited access to additional capital. We have in some cases experienced difficulties collecting outstanding accounts receivable and we may continue to have these difficulties in the future. These difficulties may increase as a recent downturn in economic activity and reductions in funding for Internet companies from public capital markets and private venture capital and equity sources. If any significant part of our customer base experiences commercial difficulties or is unable or unwilling to pay our advertising fees for any reason, our business will suffer.

Our Past and Future Acquisitions May Be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value or Divert Management Attention.

    We have acquired a number of companies and we may in the future seek to acquire or invest in additional businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. We may encounter problems with the assimilation of acquired businesses, products or technologies including:

  •
  difficulties in assimilation of acquired personnel, operations, technologies or products;

  •
  unanticipated costs associated with acquisitions;

  •
  diversion of management's attention from other business concerns and potential disruption of our ongoing business;

  •
  adverse effects on our existing business relationships with our customers;

  •
  potential patent or trademark infringement from acquired technologies.

  •
  adverse effects on our current employees and the inability to retain employees of acquired companies;

  •
  use of substantial portions of our available cash as all or a portion of the purchase price; and

  •
  dilution of our current stockholders due to issuances of additional securities as consideration for acquisitions.

    If we are unable to successfully integrate our acquired companies or to create new or enhanced services, we may not achieve the anticipated benefits from our acquisitions. If we fail to achieve the anticipated benefits from the acquisitions, we may incur increased expenses and experience a shortfall in our anticipated revenues and we may not obtain a satisfactory return on our investment. In addition, if a significant number of employees fail to remain employed with us, we may experience difficulties in achieving the expected benefits of the acquisitions.

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

We May Not Be Able to Effectively Compete Against Our Current and Potential Competitors.

    Web Properties Group.  We face direct competition from companies that provide Internet search and directory services. For example, our Web Properties group competes with search engines, including AltaVista Company, Excite@Home Corporation, Google Inc., Northern Light, Infoseek Corporation, and Inktomi Corporation, for the traffic generated by Internet users seeking links to third- party content to address their online information needs. Our Web Properties group also competes with directory services, such as Goto.com, Inc. LookSmart, Ltd., and Yahoo! Inc., because they provide alternative ways for users to obtain the desired information.

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

  •
  the impact of business cycles and downturns in economies outside the United States;

  •
  longer payment cycles and greater difficulty in accounts receivable collections;

  •
  unexpected changes in regulatory requirements;

  •
  difficulties and costs of staffing and managing foreign operations;

  •
  reduced protection for intellectual property rights in some countries;

  •
  unanticipated tax costs associated with the cross-border use of intangible assets;

  •
  political and economic instability;

  •
  fluctuations in currency exchange rates;

  •
  difficulty in maintaining effective communications with employees and customers due to distance, language and cultural barriers;

  •
  lower brand recognition for Ask Jeeves and the Jeeves character in non-English speaking counties;

  •
  lower per capita Internet usage in many foreign countries, for a variety of reasons such as lower disposable incomes, lack of adequate telecommunications and computer infrastructure and concerns regarding online security for e-commerce transactions; and

  •
  competition in international markets from a broad range of competitors, including AltaVista, Goto.com, LookSmart, Terra Lycos, Yahoo! and other United States and foreign portals, search engines and service providers.

  •
  Changes in business strategies by our joint venture partners

    Our geographic properties represent a significant portion of our revenues. If any of the above risk factors were to adversely affect the operations of our geographic properties, it could seriously harm our financial results.

Our Operating Results are Volatile and Difficult to Predict.

    You should not rely on our results of operations during any particular quarter as an indication of our future results for a full year or any other quarter. Our quarterly revenues and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including:

  •
  our ability to obtain new corporate customers, the length of time needed to implement our natural language question answering technologies and services for corporate customers and the timing of revenue recognition with respect to contracts with corporate customers;

  •
  our ability to obtain new advertising contracts, maintain existing ones and effectively manage our advertising inventory;

  •
  the number of users of our Web sites, Web sites syndicating our services and the Web sites of our corporate customers;

  •
  our ability to link our electronic commerce merchants to potential customers;

  •
  seasonal and other fluctuations in demand for our electronic commerce services and for advertising space on our Web sites;

  •
  our ability to develop and introduce new technology;

  •
  announcements and new technology introductions by our competitors;

  •
  our ability to attract, retain and motivate key personnel;

  •
  credit risk of Internet companies within our customer base;

  •
  rate changes for advertising on our Web sites;

  •
  marketing expenses and technology infrastructure costs as well as other costs that we may incur as we expand our operations; and

  •
  costs relating to possible acquisitions of technologies and businesses including the timing of charges related to the acquisitions and any amortization of expenses related to the acquisitions; and

  •
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

  •
  actual or anticipated variations in quarterly operating results and announcements of technological innovations;

  •
  new products or services offered by Ask Jeeves or its competitors;

  •
  changes in financial estimates by securities analysts;

  •
  conditions or trends in the Internet services industry and the online customer service segment in particular;

  •
  Ask Jeeves' announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

  •
  additions or departures of key personnel;

  •
  sales by current holders of our common stock and general financial conditions and investor sentiment regarding Internet companies generally; and

  •
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

Our Workforce Reductions and Financial Performance May Adversely Affect the Morale and Performance of our Personnel and our Ability to Hire New Personnel.

    In connection with our effort to streamline operations, increase revenues, reduce costs and bring our staffing and structure in line with our current and anticipated requirements, we recently realigned our business organization, which included a reduction in our workforce of approximately 152 employees, or approximately 20 percent of our workforce in the fourth quarter of 2000, and an additional reduction in force announced in April 2001 of approximately 75 employees, or 15% of our workforce. There may be costs associated with the workforce reductions related to severance and other employee-related costs, and our realignment plan may yield unanticipated consequences, such as attrition beyond our planned reduction in staff. In addition, our common stock has recently declined in value below the exercise price of many options granted to employees pursuant to our stock option plans. Thus, the intended benefits of the stock options granted to our employees, the creation of performance and retention incentives, may not be realized. In addition, workforce reductions and management changes create anxiety and uncertainty and may adversely affect employee morale. As a result, we may lose employees whom we would prefer to retain. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies they perceive as having less volatile stock prices.

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

  •
  the Internet infrastructure may not be able to support the demands placed on it;

  •
  performance and reliability of the Internet may decline as usage grows;

  •
  continued growth in utility and accessibility to desired information;

  •
  security and performance concerns due to hackers and authentication concerns with respect to the transmission over the Internet of confidential information, such as credit card numbers, and attempts by unauthorized computer users, so-called hackers, to penetrate online security systems; and

  •
  privacy concerns, including those related to the ability of Web sites to gather user information without the user's knowledge or consent.

The Operating Performance of Our Systems and Servers is Critical to Our Business and Reputation.

    Any system failure, including network, software or hardware failure, that causes an interruption in our service or a decrease in responsiveness of Ask Jeeves could result in reduced user traffic on our Web sites and reduced revenues. We have network and server equipment located at AboveNet, Exodus, Qwest, HarvardNet in various locations in California and Massachusetts and in London, England. Although we believe that our current back-up methods are adequate, we cannot be assured that the back-up servers will not fail or cause an interruption in our service.

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

  •
  potential claims for liabilities for illegal activities that may be conducted by participating merchants;

  •
  product liability or other tort claims relating to goods or services sold through third-party commerce sites;

  •
  claims for consumer fraud and false or deceptive advertising or sales practices;

  •
  breach of contract claims relating to merchant transactions;

  •
  claims that materials included in merchant sites or sold by merchants through these sites infringe third-party patents, copyrights, trademarks or other intellectual property rights, or are libelous, defamatory or in breach of third-party confidentiality or privacy rights; and

  •
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

    Third parties may assert infringement claims against us. From time to time in the ordinary course of business we have been subject to claims of alleged infringement of the trademarks and other intellectual property rights of third parties. Any such claims, if made, and any resulting litigation, should it occur, could subject us to significant liability for damages. In addition, even if we prevail, litigation could be time-consuming and expensive to defend, and could result in the diversion of our time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into agreements with the third parties making these claims. (See further discussion below under Part II, Item 1, Legal Proceedings)

We May Not Be Able to Secure Additional Financing to Meet Our Future Capital Needs.

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

  •
  the board of directors approved the transaction where the stockholder acquired 15% or more of the corporation's assets;

  •
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

  •
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

    Our certificate of incorporation and bylaws include a number of provisions that may deter or impede hostile takeovers or changes of control or management. These provisions include:

    Our 1999 Equity Incentive Plan, as amended and restated by the Board of Directors, provides that any stock awards issued there under (and, if applicable, the time during which such Stock Awards may be exercised) shall be accelerated in full in the event of a change of control which results in a termination of employment for the stock award holder. As of March 31, 2001, there were 3,685,153 shares of common stock reserved for unvested options granted under this plan. Furthermore, certain offer letters with our executive officers provide for the payment of severance and acceleration of options upon the terminatrion of these executive officers following a change of control of Ask Jeeves. These provisions in our stock option agrements and offer letters could hjave the effect of discouraging potential takeover attempts.

  •
  our board is classified into three classes of directors as nearly equal in size as possible with staggered three year-terms;

  •
  the authority of our board to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of these shares, without stockholder approval;

  •
  all stockholder actions must be effected at a duly called meeting of stockholders and not by written consent;

  •
  except under limited circumstances, special meetings of the stockholders may be called only by the chairman of the board, the chief executive officer the board or by holders of shares entitled to cast not less than 50% of the votes of the meeting; and

  •
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

Our Stockholder Rights Plan Could Make it More Difficult for a Third Party to Acquire Us.

    We recently announced our adoption of a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of Common Stock to stockholders of record as of May 7, 2001. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of our Series A Junior Participating Preferred Stock for $20 per unit. Under certain circumstances, if a person or group acquires 15% or more of our outstanding Common Stock, holders of the rights (other than the person or group triggering their exercises) will be able to purchase, in exchange for the $20 exercise price, shares of our Common Stock or of any company into which we are merged having a value of $40. The rights expire on May 7, 2011 unless extended by our Board of Directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the appproval of our Board of Directors, our rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Borad of Directors regarding such acquisition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    The Company's exposure to market risk for interest rate changes relates primarily to its investment portfolio. The Company had no derivative financial instruments as of March 31, 2001. The Company places its investment portfolio in high credit quality instruments and the amount of credit exposure to any one issue, issuer and type of instrument is limited. The Company does not expect any material loss with respect to its investment portfolio.

    The Company's investments are principally confined to our cash and cash equivalents and available-for-sale securities, which have short maturities and, therefore, minimal market risk.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    In July 1999, IP Learn LLC filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint, which was amended by the plaintiff, alleged that aspects of the Company's technology infringed three patents alleged to be held by the plaintiff. The Company settled this lawsuit in February 2001, and an Order of Dismissal with Prejudice was entered by the Court on February 20, 2001. Under the terms of the settlement agreement, the Company will receive a license to certain intellectual property owned by IP Learn, LLC. The remaining portion of the settlement cost allocable to the future license of intellectual property of $1.3 million is being charged to cost of revenue over a three-year period.

Item 2. Changes in Securities and Use of Proceeds

    Not applicable.

Item 3. Defaults Under Senior Securities

    Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

    Not applicable.

Item 5. Other Information

    Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a)
Exhibits

    Not applicable.

b)
Reports on Form 8-K.

    Not applicable.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASK JEEVES, INC.
May 15, 2000	By:	/s/ A. GEORGE (SKIP) BATTLE
A. George (Skip) Battle Chief Executive Officer (Principal Executive Officer)
May 15, 2000	By:	/s/ STEVEN J. SORDELLO
Steven J. Sordello Chief Financial Officer (Principal Financial Officer)
May 15, 2000	By:	/s/ CHRISTINE M. DAVIS
Christine M. Davis Vice President and Corporate Controller (Principal Accounting Officer)

QuickLinks

ASK JEEVES, INC. TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
  Item 1. Unaudited Condensed Consolidated Financial Statements
ASK JEEVES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)
ASK JEEVES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (in thousands, except share and per share data)
ASK JEEVES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
ASK JEEVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS RISKS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Under Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES