Form 10-K/A
period 2000-12-31
ASK JEEVES INC
filed 2001-06-08
CIK 1054298

QuickLinks -- Click here to rapidly navigate through this document
United States Securities and Exchange Commission Washington, D.C. 20549
/x/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal Year ended December 31, 2000 or
/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File No. 000-26521
FORM 10-K/A
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
As of February 28, 2001, the Registrant had 3 6,406,403 shares of Common Stock outstanding.

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
2000 ANNUAL REPORT ON FORM 10-K

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

  •
  Access to Users. We provide access to a large number of Web users. This access offers companies the ability to target a broad set of potential customers.

  •
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

  •
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

  •
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

  •
  Branded Animation. Currently slated for introduction in 2001, the Company currently plans to offer an animation presence on the Ask.com homepage that is sponsored by an advertising partner. Using multi-media animation, we believe Ask.com users will be exposed to the sponsor's brand and message in a compelling and dynamic way.

  •
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

  •
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

    To address these concerns, companies are implementing new methods of conducting business online. They are focusing on increasing online conversion rates by providing timely, personalized service to guide users through the process of finding answers and receiving help. In addition, companies are looking for methods to increase customer satisfaction with their products and services to create repeat buyers. The emergence of online vertical markets and more informed consumers has required businesses to adopt solutions that are focused on the particular needs of their industry. We believe that to unleash the potential of the Internet, companies must develop Web sites that fulfill a variety of needs, including:

  •
  attracting or delivering users;

  •
  providing users with easy access to requested information;

  •
  enabling user's transactions;

  •
  dealing with pre-sale and post-sale questions; and

  •
  improving management of customer relationships by collecting and analyzing consumer data.

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

  •
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

  •
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

  •
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

  •
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

  •
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

  •
  Reduced Support Costs. By connecting users to relevant information, we believe our natural language question answering technologies and services for corporate customers facilitates access to information on a self-service basis, thereby reducing the costs of customer support, including phone and e-mail interactions.

  •
  Valuable Consumer Insight. Ask Jeeves collects information about our users' interaction to provide comprehensive reports on user's needs and interests that our corporate customers can use to direct product development, marketing and Web site strategies.

  •
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

  •
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

  •
  Deliver Productized Solutions. A core element of the Business Solutions strategy is to migrate from a services based business model into a productized software solutions model. By focusing on productized solutions, the Company expects to offer a better-targeted line of Business Solutions products with better overall margin characteristics.

  •
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

  •
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

  •
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

  •
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

Search	Search, Advanced Search, Chatterbots	AltaVista Company, Autonomy, Inc., eGain, Inc., Google, Inc., Infoseek Corporation, Inktomi Corporation, Native Minds, Inc., Neuromedia, Inc., Right Now Technologies, Inc. Verity, Inc., Terra Networks, S.A. (Terra Lycos)

Customer Relationship Management	Customer Service, Call Center Applications, Customer Service Knowledge Management	AnswerFriend, Inc., Answer Logic, Inc., Broaddaylight, Inc., Electric Knowledge, Inc., Nortel Networks Corporation, Lexeme, Inc., PeopleSoft, Inc., Primus Knowledge Remedy Corporation, Siebel Systems, Inc., ServiceWare, Inc., Servicesoft Technologies, Inc., Solutions, Inc.

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

Executive Officers of the Company

Name	Age	Position

A. George (Skip) Battle	57	Chief Executive Officer and Director
Steven J. Sordello	32	Chief Financial Officer
Adam Klein	49	President and Interim President of Web Properties
Christine M. Davis	42	Vice President and Corporate Controller
Cynthia Pevehouse	43	General Counsel and Secretary
George S. Lichter	48	President of Ask Jeeves International
Claudio Pinkus	44	President of Ask Jeeves Business Solutions

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

    As our expenses and other financial reporting charges are likely to continue to exceed our revenues in the foreseeable future, we will need to generate significant additional revenues to achieve financial reporting profitability. Moreover, given the rapid and unexpectedly sharp deterioration of the general business climate in recent months, we cannot predict whether we will be able to generate these significant additional revenues or when, if ever, we will achieve positive cash flows or financial reporting profitability. Even if we do achieve positive cash flows or financial reporting profitability, we may not be able to maintain or increase our positive cash flows or financial reporting profitability on a quarterly or annual basis. If we do not achieve or sustain positive cash flows in the future, then we will eventually be unable to continue our operations.

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

Price Range of Common Stock

    Our common stock has been quoted on the Nasdaq National Market under the symbol "ASKJ" since our initial public offering in July 1999. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the Nasdaq National Market:

	High	Low

1999
Third Quarter (from July 1, 1999)	$77.82	$24.00
Fourth Quarter	$190.50	$31.00
2000
First Quarter	$139.75	$60.25
Second Quarter	$62.00	$16.50
Third Quarter	$33.83	$13.75
Fourth Quarter	$18.82	$1.82

    As of February 28, 2001, the number of stockholders of record of the Company's common stock was 974. To date, we have not paid any dividends on our common stock and we do not currently intend to pay dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
(in thousands, except share and per share information)	2000	1999	1998	1997	Period from June 13, 1996 (inception) through December 31, 1996

Consolidated Statement of Operations Data:
Revenues:
Web Properties	$58,397	$14,564	$577	$—	$—
Business Solutions (1)	37,303	7,463	223	23	—

Total revenues	95,700	22,027	800	23	—
Cost of revenues:
Web Properties	19,166	6,284	603	—	—
Business Solutions	20,103	7,800	796	—	—

Total cost of revenues	39,269	14,084	1,399	—	—
Gross profit (loss)	56,431	7,943	(599)	23
Operating expenses:
Product development	24,502	8,610	1,712	441	108
Sales and marketing	81,641	35,304	2,301	94	—
General and administrative	29,598	8,411	2,325	218	—
Stock-based compensation	2,996	3,936	29	—	—
Amortization of goodwill and other intangible assets	82,624	—	—	—	—
Write-off of in-process technology	11,652	544	—	—	—
Acquisition costs	—	6,045	—	—	—
Restructuring costs	13,466	—	—	—	—

Total operating expenses	246,479	62,850	6,367	753	108
Operating loss	(190,048)	(54,907)	(6,966)	(730)	(108)
Interest income	6,973	2,165	166	5	—
Interest expense	(467)	(187)	(6)	—	—
Write-down of impaired investments	(4,254)	—	—	—	—

Net loss before income tax provision	(187,796)	(52,929)	(6,806)	(725)	(108)
Income tax provision	1,810	—	—	—	—
Net loss	$(189,606)	$(52,929)	$(6,806)	$(725)	$(108)

Basic and diluted net loss per share	$(5.51)	$(2.64)	$(0.74)	$(0.21)	$(0.08)

Weighted average shares outstanding used in computing basic and diluted net loss per share	34,399,200	20,046,959	9,162,624	3,394,397	1,295,342

	$12,308	$118	$—	$—	$—
(1)
Revenues from related parties

	As of December 31,
(in thousands)	2000	1999	1998	1997	1996

Consolidated Balance Sheet Data:
Cash and cash equivalents, short-term marketable securities and marketable securities	$104,966	$51,530	$8,511	$583	$—
Working capital (deficit)	53,384	35,357	7,318	501	(6)
Total assets	537,867	75,764	9,933	679	—
Capital lease obligations, less current portion	1,465	2,351	46	—	—
Total stockholders' equity (deficit)	465,768	41,451	8,291	568	(6)

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

  •
  advertising revenues;

  •
  syndication fees;

  •
  eCommerce lead generation revenues; and

  •
  targeting and acquisition revenues.

    The Company generally recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. A significant portion of the Company's revenues from its Web Properties Group are derived from the sale of promotional space on the Company's online Internet properties. Promotional space offered ranges from "run-of-site" banner advertisements and sponsorships to targeting and acquisition service. Targeting and acquisition service products are tailored to deliver a customer's promotional content to a specific target market in a dynamic, customized environment and which may include the development of branded, integrated websites. Revenue derived from such arrangements is recognized during the period which the service is provided, provided that no significant obligations remain at the end of the period. Company obligations typically include the guarantee of a minimum number of "impressions" or times that an advertisement appears in pages viewed by users of the Company's online properties. To the extent the minimum guaranteed impressions are not delivered, the Company defers recognition of the corresponding revenue until the remaining guaranteed impressions levels are achieved. Syndication services offered range from the sale of promotional material on behalf of partners to the syndication of our web-wide search technology to portals, infomediaries, and content and destination sites. Syndication fees primarily consist of revenue-sharing arrangements, fixed or fee-per-use arrangements, and revenues are recognized as the service is delivered. Revenues from revenue-sharing arrangements are recorded net of amounts paid to syndication partners, except when the Company acts as the primary obligor in the arrangement and bears risk with respect to the inventory of promotional space and credit risk, in accordance with Emerging Issues Task Force Issue No. 99-19. Revenues from electronic commerce are generated when a user clicks on the answer that links to an electronic commerce merchant's Web site on a cost per click, or CPC basis. Electronic commerce transaction fees are derived from short-term electronic commerce merchant contracts, generally over a three-to-six month period, and are recognized as services are performed.

    Revenues from our Business Solutions Group include revenue streams that are derived from companies licensing our natural language and customer intelligence technologies for use on corporate websites and from consulting services associated with implementing a customized natural language question and answering solution. We recognize consulting services, ongoing support, and licensing fees ratably over the contractual term, generally twelve months, commencing from the implementation of service. Amounts invoiced prior to service implementation or provision of consulting services are recorded as deferred revenue and recognized ratably over the contractual term, commencing upon service implementation.

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

Annual Results of Operations

Years Ended December 31, 2000 and December 31, 1999

Revenues

    Revenues were $95.7 million for the year ended December 31, 2000, and $22.0 million for the year ended December 31, 1999. Web Properties revenues were $58.4 million or 61% of total revenues for the year ended December 31, 2000 and $14.6 million or 66% of total revenues for the year ended December 31, 1999. These revenues consisted of $29.5 million in advertising revenues for the year ended December 31, 2000, and $12.5 million for the year ended December 31, 1999. Revenues from targeting and acquisition services were $15.5 million for the year ended December 31, 2000 and $504,000 for the year ended December 31, 1999. Syndication revenues were $5.1 million and $500,000 for the years ended December 31, 2000 and 1999, respectively. Electronic commerce revenues were $8.3 million for the year ended December 31, 2000 and $1.1 million for the year ended December 31, 1999. The increase in revenues is due primarily to the substantial increases in inventory available for sale to advertisers due to the increases in unique users and page views in 2000 as compared with 1999. As of December 31, 2000, our combined Web Properties attracted an audience of 11.9 million unique monthly users who viewed an average of approximately 13.1 million web pages per day on Ask Jeeves branded online properties, compared to 5.1 million unique users as of December 31, 1999.

    Business Solutions revenues were $37.3 million or 39% of total revenues for the year ended December 31, 2000, and $7.5 million or 34% of total revenues for the year ended December 31, 1999. These revenues consisted of licensing fee revenues of $24.7 million and $4.0 million for the years ended December 31, 2000 and 1999, respectively. Consulting services were $12.6 million and $3.5 million for the years ended December 31, 2000 and 1999, respectively. The increase in revenues is due to an increase in the number of commercial customers using our Business Solutions technology and a substantial increase in revenue recognized from the license of technology to our joint ventures.

    We expect the challenging advertising and IT markets to continue into the near future, resulting in moderately flat total revenues for the first half of 2001. Beginning in the second half of the year, we expect revenues will begin to show more consistent year-over-year growth, driven by new product introductions as well as an improvement in advertising and IT spending.

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

  •
  rate changes for advertising on Ask.com, AJKids.com and DirectHit.com; and

  •
  marketing expenses and technology infrastructure costs as well as other costs that we may incur as we expand our operations.

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

Liquidity and Capital Resources

    Since our inception, we have financed our operations primarily through the private placement of equity securities, our initial public offering and our follow-on offering. As of December 31, 2000, we had $105.0 million in cash and cash equivalents, short-term marketable securities and marketable securities. Marketable securities consist of highly liquid instruments (primarily U.S., state and municipal government securities and corporate debt securities) with short maturities. Net cash used in operating activities was $61.6 million for the year ended December 31, 2000, and $32.3 million for the year ended December 31, 1999. Net cash used in operating activities resulted primarily from net losses adjusted for non-cash operating activities such as depreciation and amortization totaling $93.6 million and increases in deferred revenue totaling $26.1 million. Deferred revenues result from payments made by our Business Solutions customers and joint ventures for the licensing of our technology. Deferred revenues increased substantially from the prior year primarily due to the license fees paid by our joint ventures which are being recognized as revenue over three to four year periods. Net cash used in investing activities was $35.4 for the year ended December 31, 2000, and $42.1 million for the year ended December 31, 1999. Net cash used in investing activities for the year ended December 31, 2000, related to purchases of investments of $68.5 and property and equipment of $14.7 million, partially offset by redemptions of investments of $35.1 million. For the year ended December 31, 1999, net cash used in investing was due primarily to purchases of property and equipment of $6.3 million and purchases of $34.2 million of short-term investments. Net cash provided by financing activities was $124.3 million for the year ended December 31, 2000, and $83.3 million for the year ended December 31, 1999. For the year ended December 31, 2000, net cash provided by financing activities primarily related to net proceeds of $129.9 million from the sale of common equity securities. For the year ended December 31, 1999, net cash provided from financing activities related primarily to net proceeds of $4.4 million from the sale of common and $34.4 million from the sale of preferred equity securities, $43.0 million of net proceeds from our initial public offering, and $1.8 million of proceeds from capital lease financings.

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

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

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

    /s/ ERNST & YOUNG LLP

Walnut Creek, California
February 7, 2001, except for Note 13,
as to which the date is
March 30, 2001

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Net Effects Systems, Inc.

    In our opinion, the statements of operations, stockholders equity and of cash flows for the year ended December 31, 1998 (not presented separately herein) present fairly, in all material respects, the results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with accounting standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

March 22, 1999, except for Note 9 as to which the date is April 15, 1999

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2000	1999

Assets
Current assets:
Cash and cash equivalents	$44,725	$17,420
Short-term marketable securities	47,813	34,110
Accounts receivable, net of allowance for doubtful accounts of $4,627 and $1,168 at December 31, 2000 and 1999, respectively	22,812	8,459
Prepaid expenses and other current assets(1)	6,244	6,015

Total current assets	121,594	66,004
Marketable securities	12,428	—
Property and equipment, net	19,088	7,416
Intangible assets, net	381,577	1,984
Other long-term assets	3,180	360

Total assets	$537,867	$75,764

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,186	$4,717
Accrued compensation and related expenses	6,981	5,049
Accrued marketing expenses	3,133	2,983
Accrued merger costs	—	5,280
Accrued restructuring costs	9,132	—
Other accrued liabilities	9,482	4,453
Deferred revenue(2)	33,410	7,347
Current portion of capital lease obligations	886	818

Total current liabilities	68,210	30,647
Capital lease obligations, less current portion	1,465	2,351
Other liabilities	2,424	1,315

Total liabilities	72,099	34,313
Commitments and contingencies	—	—
Stockholders' equity:
Convertible preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock, $.001 par value; 150,000,000 shares authorized; 36,246,144 and 28,472,883 shares issued and outstanding at December 31, 2000 and 1999, respectively	717,692	107,636
Shareholder notes receivable	(1,174)	(400)
Deferred stock-based compensation	(711)	(5,175)
Accumulated deficit	(250,174)	(60,568)
Accumulated other comprehensive income (loss)	135	(42)

Total stockholders' equity	465,768	41,451

Total liabilities and stockholders' equity	$537,867	$75,764

(1)
Includes amounts from related parties of $627 and $0 at December 31, 2000 and 1999, respectively

(2)
Includes amounts from related parties of $28,302 and $0 at December 31, 2000 and 1999, respectively

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except share and per share data)	2000	1999	1998

Revenues:
Web Properties	$58,397	$14,564	$577
Business Solutions(1)	37,303	7,463	223

Total revenues	95,700	22,027	800
Cost of revenues:
Web Properties (exclusive of $45, $93 and $5 reported below as stock-based compensation in 2000, 1999 and 1998, respectively)	19,166	6,284	603
Business Solutions (exclusive of $46, $96 and $3 reported below as stock-based compensation in 2000, 1999 and 1998, respectively)	20,103	7,800	796

Total cost of revenues	39,269	14,084	1,399
Gross profit (loss)	56,431	7,943	(599)
Operating expenses:
Product development (exclusive of $704, $527 and $5 reported below as stock-based compensation in 2000, 1999 and 1998, respectively)	24,502	8,610	1,712
Sales and marketing (exclusive of $335, $977 and $8 reported below as stock-based compensation in 2000, 1999 and 1998, respectively)	81,641	35,304	2,301
General and administrative (exclusive of $1,866, $2,243 and $8 reported below as stock-based compensation in 2000, 1999 and 1998, respectively)	29,598	8,411	2,325
Stock-based compensation	2,996	3,936	29
Amortization of goodwill and other intangible assets	82,624	—	—
Write-off of in-process technology	11,652	544	—
Acquisition costs	—	6,045	—
Restructuring costs	13,466	—	—

Total operating expenses	246,479	62,850	6,367

Operating loss	(190,048)	(54,907)	(6,966)
Interest income	6,973	2,165	166
Interest expense	(467)	(187)	(6)
Write-down of impaired investments	(4,254)	—	—

Net loss before income tax provision	$(187,796)	$(52,929)	$(6,806)
Income tax provision	1,810	—	—

Net loss	$(189,606)	$(52,929)	$(6,806)

Basic and diluted net loss per share	$(5.51)	$(2.64)	$(0.74)

Weighted average shares outstanding used in computing basic and diluted net loss per share	34,399,200	20,046,959	9,162,624

(1) Revenues from related parties	$12,308	$118	$—

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Convertible Preferred Stock				Shareholder Notes Receivable	Deferred Stock-based Compensation		Accumulated Other Comprehensive Income (loss)
			Common Stock				Accumulated Deficit		Total Stockholders' Equity	Comprehensive Income
(in thousands, except share data)	Shares	Amount	Shares	Amount

Balances at December 31, 1997	54,250	$220	6,159,109	$1,180	$—	$—	$(833)	$—	$567
Issuance of preferred stock for cash	3,756,212	11,338	—	—	—	—	—	—	11,338
Issuance of common stock options to stockholders in exchange for services	—	—	—	300	—	—	—	—	300
Issuance of common stock for cash	—	—	5,410,764	2,774	—	—	—	—	2,774
Issuance of common stock to consultants	—	—	16,300	8	—	—	—	—	8
Issuance of common stock warrants to consultants	—	—	—	24	—	—	—	—	24
Compensation charge related to grants of common stock options	—	—	—	57	—	—	—	—	57
Deferred stock-based compensation	—	—	—	506	—	(506)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	29	—	—	29
Net loss and comprehensive loss	—	—	—	—	—	—	(6,806)	—	(6,806)	$(6,806)

Balances at December 31, 1998	3,810,462	11,558	11,586,173	4,849	—	(477)	(7,639)	—	8,291

Issuance of preferred stock for cash	7,070,148	34,423	—	—	—	—	—	—	34,423
Issuance of preferred stock for license fee	393	45	—	—	—	—	—	—	45
Issuance of common stock to consultants	—	—	3,761	99	—	—	—	—	99
Issuance of common stock warrants to consultants	—	—	—	9	—	—	—	—	9
Issuance of common stock warrants in connection with equipment lease financings	—	—		157	—	—	—	—	157
Conversion of preferred stock to common stock	(9,485,690)	(32,535)	9,485,690	32,535	—	—	—	—	—
Issuance of common stock for cash		—	5,771,071	47,446	—	—	—	—	—	47,446
Conversion of preferred stock to common stock upon Net Effect acquisition	(1,395,313)	(13,491)	1,395,313	13,491	—	—	—	—	—
Common stock issued for assets acquired		—	230,875	1,413	—	—	—	—	1,413
Compensation charge related to grants of common stock options	—	—	—	203	—	—	—	—	203
Issuance of common stock options to stockholders in exchange for services	—	—	—	511	—	(511)	—	—	—
Deferred stock-based compensation	—	—	—	6,923	—	(8,122)	—	—	(1,199)
Amortization of deferred stock-based compensation	—	—	—	—	—	3,935	—	—	3,935
Issuance of shareholder notes receivable	—	—	—	—	(400)				(400)
Comprehensive loss:
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(42)	(42)	$(42)
Net loss	—	—	—	—	—	—	(52,929)	—	(52,929)	(52,929)

Comprehensive loss										$(52,971)

Balances at December 31, 1999	—	—	28,472,883	107,636	(400)	(5,175)	(60,568)	(42)	41,451

Issuance of common stock under Employee Stock Purchase Plan		232,685	2,809	—	—	—	—	—	2,809
Issuance of common stock upon exercise of stock options and warrants	—	—	1,391,735	4,582	(1,988)	—	—	—	2,594
Issuance of common stock in connection with business combinations	—	—	4,770,774	484,619	—	—	—	—	484,619
Issuance of common stock in secondary public offering, net of issuance costs	—	—	1,715,000	122,472	—	—	—	—	122,472
Repurchase of common stock options early exercised	—	—	(313,894)	(632)	—	—	—	—	(632)
Return of shares held in escrow from Net Effect acquisition	—	—	(23,039)	(2,000)	—	—	—	—	(2,000)
Reduction of deferred stock-based compensation related to terminations	—	—	—	(2,692)	—	2,692	—	—	0
Amortization of deferred stock-based compensation	—	—	—	—	—	1,772	—	—	1,772
Payments on shareholder notes receivable	—	—	—	—	167	—	—	—	167
Adjustments related to shareholder notes receivable	—	—	—	898	1,047	—	—	—	1,945
Comprehensive loss:
Unrealized losses on marketable securities	—	—	—	—	—	—		177	177	$177
Net loss	—	—	—	—		—	(189,606)	—	(189,606)	(189,606)

Comprehensive loss										189,429

Balances at December 31, 2000	—	$—	36,246,144	$717,692	$(1,174)	$(711)	$(250,174)	$135	$465,768

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2000	1999	1998

Operating Activities
Net loss	$(189,606)	$(52,929)	$(6,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,577	1,271	115
Loss on disposal of assets	3	127	—
Issuance of common stock to consultants	—	108	32
Issuance of preferred stock for license fee	—	45	—
Contribution of services by stockholders	—	—	300
Compensation charge related to grants of common stock options	—	203	57
Stock-based compensation	2,996	3,936	29
Amortization of goodwill and intangible assets	88,066	340	—
Non-cash restructuring charges	12,411	—	—
Write-off of in-process technology	11,652	544	—
Non-cash charge for impaired asset write down	4,254	—	—
Non-cash charge for adjustments to shareholder notes receivable	1,945	—	—
Changes in operating assets and liabilities:
Accounts receivable	(13,273)	(8,166)	(271)
Prepaid expenses and other current assets	555	(6,147)	(106)
Accounts payable	(1,678)	3,889	828
Accrued compensation and related expenses	1,653	4,796	219
Accrued marketing expenses	(1,031)	2,983	—
Accrued merger costs	(15,902)	5,280	—
Other accrued liabilities	5,054	4,260	244
Deferred revenue	25,680	7,167	166

Net cash used in operating activities	(61,644)	(32,293)	(5,193)
Investing Activities
Purchases of property and equipment	(14,660)	(6,262)	(952)
Sale of property and equipment	—	17	115
Purchases of marketable securities	(68,524)	(34,151)	—
Redemption of marketable securities	35,138	—	—
Cash acquired from business combinations	12,646	—	—
Purchase of other assets	—	(1,676)	(140)

Net cash used in investing activities	(35,400)	(42,072)	(977)
Financing Activities
Issuance of common stock	129,869	47,846	2,774
Redemption of common stock	(2,632)	—	—
Issuance of notes receivable to stockholders	(2,238)	(400)	—
Repayment of notes receivable to stockholders	167	—	—
Issuance of preferred stock	—	34,423	11,338
Proceeds from sale-leaseback transaction	1,809	—
Repayment of capital lease obligations	(817)	(404)	(14)

Net cash provided by financing activities	124,349	83,274	14,098
Increase in cash and cash equivalents	27,305	8,909	7,928
Cash and cash equivalents at beginning of period	17,420	8,511	583
Cash and cash equivalents at end of period	$44,725	$17,420	$8,511

Supplemental disclosure of noncash investing and financing activities
Capital lease obligations incurred	$—	$1,690	$89

Common stock issued for assets acquired	$484,619	$1,412	$—

Common stock warrants issued in connection with equipment lease financings	$—	$158	$—

Deferred stock-based compensation in connection with employment guarantee	$—	$1,200	$—

Deferred stock-based compensation in connection with common stock options issued to stockholders in exchange for services	$—	$511	$—

Supplemental disclosure of cash flow information
Interest paid	$464	$121	$6

Income taxes paid	$1,810	$—	$—

See accompanying notes.

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

    We perform periodic reviews of our investments for impairment. Our investments in privately held companies are considered impaired when a review of operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include limited liquidity and limited prospects of receiving additional financing. Impaired investments in privately held companies are written down to estimated fair value, which is the amount we believe is recoverable from our investment, by a reduction of other investments and a corresponding amount recorded as impairment write-downs in our consolidated statements of operations. Impairment write-downs create a new carrying value for investments and we do not record subsequent increases in fair value in excess of the new carrying value.

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

Impairment of Long-Lived Assets

    We record impairment losses or write-downs on intangible assets when events and circumstances indicate that an impairment assessment should be performed and that assessment indicates that there is an impairment. Events and circumstances that would trigger an impairment assessment include a significant decrease in the market value of an asset, a significant change in the manner or extent that an asset is used including a decision to abandon acquired products, services or technologies, a significant adverse change in operations or business climate affecting the asset, and historical operating or cash flow losses expected to continue for the foreseeable future associated with the asset. An asset is considered impaired when the undiscounted cash flows projected to be generated from the asset over its remaining useful life is less than the recorded amount of that asset. Impairment losses are measured based on the difference between the asset's fair value and carrying amount and are recorded as impairment write-downs in the consolidated statements of operations in the period that an indicator of impairment arises. Measurement of fair value is based on estimated expected future cash flows, including terminal value cash flows expected to result from the disposition of the asset at the end of its useful life, discounted at our weighted average cost of capital. Weighted average cost of capital is based on historical risk premiums required by investors for companies of our size, industry and capital structure and includes risk factors specific to us. In some instances, the measurement of fair value includes a factor, if appropriate, for market comparables, representing our estimate of the value that a buyer is willing to pay for similar assets in terms of products and services, customer base, risks and earnings capabilities.

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

Revenue Recognition

    The Company generally recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. A significant portion of the Company's revenues from its Web Properties Group are derived from the sale of promotional space on the Company's online Internet properties. Promotional space offered ranges from "run-of-site" banner advertisements and sponsorships to targeting and acquisition service. Targeting and acquisition service products are tailored to deliver a customer's promotional content to a specific target market in a dynamic, customized environment and which may include the development of branded, integrated websites. Revenue derived from such arrangements is recognized during the period which the service is provided, provided that no significant obligations remain at the end of the period. Company obligations typically include the guarantee of a minimum number of "impressions" or times that an advertisement appears in pages viewed by users of the Company's online properties. To the extent the minimum guaranteed impressions are not delivered, the Company defers recognition of the corresponding revenue until the remaining guaranteed impressions levels are achieved. Syndication services offered range from the sale of promotional material on behalf of partners to the syndication of our web-wide search technology to portals, infomediaries, and content and destination sites. Syndication fees primarily consist of revenue-sharing arrangements, fixed or fee-per-use arrangements, and revenues are recognized as the service is delivered. Revenues from revenue-sharing arrangements are recorded net of amounts paid to syndication partners, except when the Company acts as the primary obligor in the arrangement and bears risk with respect to the inventory of promotional space and credit risk, in accordance with Emerging Issues Task Force Issue No. 99-19. Revenues from electronic commerce are generated when a user clicks on the answer that links to an electronic commerce merchant's Web site on a cost per click, or CPC basis. Electronic commerce transaction fees are derived from short-term electronic commerce merchant contracts, generally over a three-to-six month period, and are recognized as services are performed.

    Revenues from our Business Solutions Group include revenue streams that are derived from companies licensing our natural language and customer intelligence technologies for use on corporate websites and from consulting services associated with implementing a customized natural language question and answering solution. We recognize consulting services, ongoing support, and licensing fees ratably over the contractual term, generally twelve months, commencing from the implementation of service. Amounts invoiced prior to service implementation or provision of consulting services are recorded as deferred revenue and recognized ratably over the contractual term, commencing upon service implementation.

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

    The purchase consideration of the acquired assets and assumed liabilities were allocated based on fair values as follows (in thousands):

Tangible assets	$16,890
Equipment	2,455
Purchased in-process technology	10,259
Purchased technology	19,789
Acquired workforce	797
Goodwill	453,140

Total purchase consideration	$503,330

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

Year Ended December 31, 1999

Revenues	$23,923
Net loss	$(168,998)
Net loss per share, basic and diluted	$(6.81)
Weighted average shares outstanding used in computing basic and diluted net loss per share	24,798,837

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

    The following table shows the historical results of the Company and Net Effect for the periods prior to the consummation of the merger of the two entities:

	Year Ended December 31, 1998	Nine Months Ended September 30, 1999

		(unaudited)
Revenues:
Ask Jeeves	$592	$10,302
Net Effect	208	823

Total	$800	$11,125

Net loss:
Ask Jeeves	$4,261	$24,179
Net Effect	2,545	5,007

Total	$6,806	$29,186

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

    The following tables summarize the Company's investments (in thousands):

December 31, 2000	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Commercial paper	$23,786	$—	$(28)	$23,758
Municipal bonds	7,650	—	—	7,650
US Government notes	3,996	10	—	4,006
Corporate notes	21,675	117	—	21,792
Asset-backed securities	2,999	36	—	3,035

Total available for sale securities	$60,106	$163	$(28)	$60,241

Classified as:
Short-term marketable securities				$47,813
Marketable securities				12,428

Total				$60,241

December 31, 1999	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Commercial paper	$1,829	$—	$(7)	$1,822
Municipal bonds	2,000	—	—	2,000
State notes	2,000	—	—	2,000
US Government notes	11,987	—	(8)	11,979
Corporate notes	13,720	—	(27)	13,693
Equity securities	2,616	—	—	2,616

Total available for sale securities	$34,152	$—	$(42)	$34,110

Classified as:
Short-term marketable securities				$34,110

    The amortized cost and estimated fair value of investments in debt securities at December 31, 2000, by effective maturity, were as follows (in thousands):

	Amortized Cost	Estimated Fair Value

Due in 1 year or less	$47,782	$47,813
Due in 1-2 years	9,325	9,393
Due in 2-5 years	2,999	3,035

Total investments in debt securities	$60,106	$60,241

4. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following (in thousands):

	December 31,
	2000	1999

Computer equipment and related software	$21,109	$7,071
Furniture and fixtures	3,217	1,172
Leasehold improvements	2,213	526

	26,539	8,769
Less accumulated depreciation and amortization	(7,451)	(1,353)

Property and equipment, net	$19,088	$7,416

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

    The future minimum lease payments under all non-cancelable leases with terms in excess of one year are as follows (in thousands):

Years ending December 31:	Capital Leases	Operating Leases

2001	$1,041	$4,979
2002	978	9,440
2003	589	9,068
2004	—	8,718
2005	—	6,686
Thereafter	—	41,526

Total minimum lease payments	2,608	$80,417

Less interest	(257)

Present value of minimum lease payments	2,351
Less current portion of capital lease obligations	(886)

Capital lease obligations, less current portion	$1,465

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

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

	December 31,
	2000	1999

Deferred Tax Assets:
Net operating loss carryforwards	$42,343	$12,684
Capitalized research and development costs	1,611	717
Accrued expenses	5,537	2,033
Deferred revenue	13,364	2,846
Other	1,116	386

Deferred tax assets	63,971	18,666
Valuation allowance	(57,246)	(18,666)

Total deferred tax assets	$6,725	$—

Deferred Tax Liabilities:
Other identified intangible assets	$(6,725)	$—

Total deferred tax liabilities	$(6,725)	$—
Net deferred tax assets	$—	$—

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

Shares Reserved for Future Issuance

    At December 31, 2000, the Company has reserved shares of capital stock for future issuance as follows:

Stock options outstanding	9,291,208
Stock options available for grant	2,948,843
Employee stock purchase plan	232,020

12,472,071

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

    The Company expects the restructuring program to be completed during the second quarter of the year ended December 31, 2000.

    The following table sets forth the restructuring activity during the year ended December 31, 2000.

Charged to restructuring expense:	Restructuring Charges	Cash Paid	Asset Write-offs		Accrued Restructuring Costs at December 31, 2000

		(in thousands		)
Facility exit costs	$7,984	$—	$—		$7,984
Asset write-downs	3,279	—	3,279		—
Severance, legal and accounting costs	2,203	1,055	—		1,148

Total	$13,466	$1,055	$3,279		$9,132

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

    A summary of stock option activity for all stock plans of the Company is set forth below:

	Options Outstanding
	Shares	Weighted-average Exercise Price Per Share

Outstanding at December 31, 1997	479,253.08
Granted	3,303,417.48
Canceled	(41,228)	.90
Exercised	(692,955)	.07
Outstanding at December 31, 1998	3,048,487.51
Granted	6,476,331	22.87
Canceled	(362,850)	8.89
Exercised	(2,333,368)	2.04
Outstanding at December 31, 1999	6,828,600	$20.74

Granted	6,327,356	$24.49
Canceled	(2,498,547)	37.23
Exercised	(1,366,201)	3.29

Outstanding at December 31, 2000	9,291,208	$21.43

Vested and exercisable at December 31, 2000	1,486,371	$21.51

    The weighted-average remaining contractual life of options outstanding at December 31, 2000 and 1999 was 8.9 years and 9.2 years, respectively.

    The following table summarizes the status of stock options outstanding at December 31, 2000:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share

$0.00-0.73	1,167,424	7.58	$0.56	433,322	$0.46
0.75-10.00	1,642,764	8.32	8.15	499,924	7.93
10.09-16.69	1,019,387	9.22	14.25	155,210	13.83
16.81-18.13	662,751	9.56	17.96	14,738	17.50
18.19-18.50	3,009,157	9.47	18.50	5,850	18.50
18.56-32.94	1,002,849	9.08	28.59	191,101	32.66
34.93-125.86	777,251	8.98	93.98	183,882	102.01
125.86-125.86	7,500	8.96	125.86	1,875	125.86
128.00-128.00	125	8.92	128.00	125	128.00
138.00-138.00	2,000	9.01	138.00	344	138.00

Total	9,291,208	8.92	21.43	1,486,371	21.51

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

	Year Ended December 31,
	2000	1999	1998

Net loss, as reported	$(189,606)	$(52,929)	$(6,806)
Net loss, pro forma	$(224,154)	$(74,382)	$(7,180)

Basic and diluted net loss per share, as reported	$(5.51)	$(2.64)	$(0.74)
Basic and diluted net loss per share, pro forma	$(6.52)	$(3.71)	$(0.78)

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

	Year Ended December 31,
	2000	1999	1998

Web Properties:
Revenues	$58,397	$14,564	$577
Cost of revenues	19,166	6,284	603

Gross profit (loss)	$39,231	$8,280	$(26)

Business Solutions:
Revenues	$37,303	$7,463	$223
Cost of revenues	20,103	7,800	797

Gross profit (loss)	$17,200	$(337)	$(574)

    The Company provides its natural language question answering technologies and services internationally directly and through its joint ventures. Attribution of revenues by geographic region is based on the country in which the customer is domiciled. Geographic information on revenue is as follows (in thousands):

	Year Ended December 31,
	2000	1999	1998

Revenues:
North America	$82,298	$21,909	$800
International	13,402	118	—

Total	$95,700	$22,027	$800

    Included in International revenues are amounts from related parties of $12,308,000, $118,000, and $0 for the years ended December 31, 2000, 1999, and 1998, respectively.

15. NET LOSS PER SHARE

    The following table sets forth the computation of net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2000	1999	1998

Basic and diluted net loss per share
Numerator: Net loss	$(189,606)	$(52,929)	$(6,806)
Denominator: Weighted-average shares common stock outstanding	35,269,508	21,000,662	9,162,624
Less: weighted average shares common stock subject to repurchase	870,308	953,703	—
Weighted-average shares used in calculation of basic and diluted net loss per share	34,399,200	20,046,959	9,162,624
Basic and diluted net loss per share	$(5.51)	$(2.64)	$(0.74)

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

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	December 31	September 30	June 30	March 31

Revenue	$23,045	$29,029	$25,868	$17,757
Gross profit (loss)	$13,166	$18,706	$14,743	$9,815
Net loss	$(61,961)	$(38,460)	$(41,987)	$(47,199)
Net loss per share — basic and diluted	$(1.74)	$(1.08)	$(1.20)	$(1.48)
	Three Months Ended
	December 31	September 30	June 30	March 31

Revenue	$10,902	$6,802	$2,820	$1,503
Gross profit (loss)	$5,136	$2,911	$269	$(373)
Net loss	$(23,743)	$(11,822)	$(11,464)	$(5,899)
Net loss per share — basic and diluted	$(0.87)	$(0.44)	$(0.50)	$(0.33)

    See Notes 2, 10, 13 and 14 for non-recurring quarterly items.

SUBSEQUENT EVENTS (UNAUDITED)

Long-lived Asset Impairment

    During the first quarter of 2001, the Company identified indicators of possible impairment of long-lived assets, consisting principally of acquired intangible assets and goodwill. These indicators included deterioration in the business climate for Internet advertising and other web-related companies, reduced levels of venture capital funding activity for Internet-based consumer businesses, significant declines in the market values of competitors in the Internet advertising industry and recent changes in our 2001 operating and cash flow forecasts.

    With the assistance of independent valuation experts, the Company performed asset impairment tests at the enterprise level, the lowest level for which there are identifiable cash flows related to acquired intangible assets and goodwill. The tests were performed by comparing the expected undiscounted cash flows for a four-year period, plus a terminal value for future cash flows, to the carrying amount of the long-lived assets resulting from purchase business combinations. Based on the results of these tests, the Company determined that the long-lived assets initially recorded in connection with business combinations were impaired.

    With the assistance of independent valuation experts, the Company determined the fair value of the impaired long-lived assets. Fair value was determined using the discounted cash flow method. A write-down of long-lived assets totaling $339.2 million, allocated entirely to goodwill, was recorded during the first quarter of 2001 reflecting the amount by which the carrying amount of the assets exceed their respective fair values. No write-downs of long-lived assets were recorded during the three months ended March 31, 2000.

Restructuring

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

Stockholder Rights Plan

    In May 2001, the Company adopted a Stockholder Rights Plan. Under the plan, Rights will be distributed as a dividend at the rate of one Right for each share of Common Stock held by stockholders of record as of the close of business on May 7, 2001. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock for $20 per unit. Under certain circumstances, if a person or group acquires 15% or more of the Company's outstanding Common Stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $20 exercise price, shares of the Company's Common Stock or of any company into which the Company is merged having a value of $40. The rights expire on May 7, 2011 unless extended by the Company's Board of Directors.

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

(3)
Exhibits

    The following exhibits are filed herewith or incorporated by reference:

Exhibit	Description

3.1(1)	Certificate of Incorporation of the Registrant.
3.2(1)	Bylaws of the Registrant.
4.1(1)	Reference is made to Exhibit 3.1.
4.2(1)	Specimen Certificate for Registrant's Common Stock.
4.3(1)	Warrant to purchase 15,000 shares of Common Stock granted by the Registrant to Antenna Group PR dated as of June 30, 1998.
4.4(1)	Warrant to purchase 20,000 shares of Common Stock granted by the Registrant to Antenna Group PR dated as of July 31, 1998.
4.5(1)	Warrant to purchase 8,000 shares of Common Stock granted by the Registrant to Antenna Group PR dated as of May 31, 1998.
4.6(1)	Warrant to purchase 5,000 shares of Common Stock granted by the Registrant to Soren Jacobsen dated as of March 11, 1999.
10.1(1)	Amended and Restated 1996 Equity Incentive Plan.
10.2(1)	Form of Option Agreement for the Amended and Restated 1996 Equity Incentive Plan.
10.3.3(7)†	1999 Equity Incentive Plan, As Amended and Restated.
10.4.1(1)†	Form of Option Agreement for the 1999 Equity Incentive Plan.
10.4.2(7)†	Form of Option Agreement for the 1999 Equity Incentive Plan, As Amended and Restated.
10.5.1(1)†	1999 Employee Stock Purchase Plan.
10.5.2(1)†	1999 Employee Stock Purchase Plan, As Amended.
10.6(1)	Commercial Office Lease dated as of August 20, 1997, by and between Eat/Work Development, L.P. and the Roda Group Venture Development Company.
10.7(1)	Commercial Office Lease dated as of August 14, 1998, by and between Eat/Work Development, L.P. and the Roda Development Company.

10.8(1)	Commercial Office Lease dated as of November 15, 1998, by and between Eat/Work Development, L.P. and the Roda Development Company.
10.9(1)	Commercial Office Lease dated as of May 15, 1998, by and between the Registrant and Eat/Work Development, L.P.
10.10(1)	Lease Agreement dated as of January 26, 1999, by and between the Registrant and Parker Associates.
10.11(1)	Assignment and Assumption of Standard Commercial Office Lease for Eat/Work Development dated as of January 1, 1999, by and between the Roda Group Development Company, L.L.C. and the Registrant (relating to 918 Parker Street, Suite A-14, Berkeley, CA).
10.12(1)	License Agreement dated as of October 2, 1998, by and between the Registrant and Compaq Computer Corporation.
10.13(1)	License and Development Agreement dated as of September 30, 1999, by and between the Registrant and Compaq Computer Corporation.
10.18(1)†	Offer letter dated as of January 5, 1999, by and between the Registrant and Frank A. Vaculin.
10.19.1(1)†	Offer letter dated as of May 22, 1998, by and between the Registrant and Robert W. Wrubel.
10.19.2(1)†	Offer letter dated as of June 1, 1999, by and between Registrant and Robert W. Wrubel, as amended.
10.19.3(7)†	Employment Agreement dated as of December 1, 2000, by and between the Registrant and Robert W. Wrubel.
10.23(1)	Series A Preferred Stock Purchase Agreement dated as of November 13, 1998, by and between the Registrant and certain investors of the Registrant.
10.24(1)	Series B Preferred Stock Purchase Agreement dated as of February 24, 1999, by and between the Registrant and certain investors of the Registrant.
10.25(1)	Asset Purchase Agreement dated as of April 16, 1999, by and between the Registrant and Lumina Decision Systems, Inc.
10.26(1)	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.
10.27(1)	Assignment and Assumption of Standard Commercial Office Lease for EAT/Work development dated as of January 1, 1999, by and between the Registrant and the Roda Group Development Company, LLC (relating to 918 Parker Street, Suite A-1-1 and A-1-2, Berkeley, CA).
10.28(1)	Office Lease dated as of April 29, 1999, by and between the Registrant and Emery Station Associates, L.L.C.
10.29(1)†	Offer Letter dated as of May 27, 1999, by and between the Registrant and George S. Lichter.
10.30(1)	Master Lease Agreement dated as of June 15, 1999, by and between the Registrant and Comdisco, Inc.
10.31(1)	Forms of Promissory Note and Stock Pledge Agreement for loans to executive officers.
10.32(2)	Agreement and Plan of Merger and Reorganization dated as of November 19, 1999, by and among the Registrant, Net Effect Systems, Inc. and Neutral Acquisition Corp.
10.33(3)	Agreement and Plan of Merger and Reorganization dated as of January 25, 2000, by and among the Registrant, Direct Hit Technologies, Inc. and Answer Acquisition Corp.
10.35(4)	Form of Registration Rights Agreement, between the Registrant and Stockholders of Net Effect Systems, Inc.
10.36(5)	Office Lease dated as of February 24, 2000, by and between the Registrant and Oakland City Center LLC.

10.37(6)	Lease Agreement dated as of May 15, 2000, by and between the Registrant and Oakland City Center, LLC.
10.38(7)†	Offer Letter dated as of June 30, 1999, by and between the Registrant and Jeffrey S. Mahl.
10.39(7)†	Offer Letter dated as of July 24, 2000, by and between the Registrant and Adam Klein.
10.40(7)†	Offer Letter dated as of December 8, 2000, by and between the Registrant and A. George (Skip) Battle.
21.1(7)	Subsidiaries of the Registrant
23.1*	Consent of Ernst & Young LLP, Independent Auditors.
24.1(7)	Power of attorney.

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

(5)
Previously filed with Registrant's S-1 Registration Statement, No. 333-30494.

(6)
Previously filed with Registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2000.

(7)
Previously filed with Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2001.

*
Filed herewith.

†
Management contract, compensatory plan or arrangement.

(b)
Reports on Form 8-K.

    The following Reports on Form 8-K was filed during the quarter ended December 31, 2000: A Report on Form 8-K dated December 29, 2000 relating to certain press releases issued by the Registrant.

(c)
See Exhibits listed under Item 14(a)(3).

(d)
Not applicable. See Item 14(a)(2).

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Emeryville, State of California, on June 7, 2001.

ASK JEEVES, INC.
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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ A. GEORGE (SKIP) BATTLE A. George (Skip) Battle	Chief Executive Officer and Director (Principal Executive Officer)	June 7, 2001
/s/ STEPHEN J. SORDELLO Stephen J. Sordello	Chief Financial Officer (Principal Financial Officer)	June 7, 2001
/s/ CHRISTINE M. DAVIS Christine M. Davis	Vice President and Corporate Controller (Principal Accounting Officer)	June 7, 2001
/s/ GARRETT GRUENER Garrett Gruener	Chairman of the Board of Directors	June 7, 2001
/s/ GEOFFREY Y. YANG Geoffrey Y. Yang	Director	June 7, 2001
/s/ JAMES KIRSNER James Kirsner	Director	June 7, 2001
/s/ DANIEL J. NOVA Daniel J. Nova	Director	June 7, 2001
/s/ ROGER A. STRAUCH Roger A. Strauch	Director	June 7, 2001

ASK JEEVES, INC.
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charge to Costs and Expenses	Deductions	Balance at End of Period

Year ended December 31, 2000:
Allowance for doubtful accounts	$1,168	$4,500	$1,041	$4,627

Year ended December 31, 1999:
Allowance for doubtful accounts	$85	$1,083	$—	$1,168

Year ended December 31, 1998:
Allowance for doubtful accounts	$—	$85	$—	$85

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
ASK JEEVES, INC. 2000 ANNUAL REPORT ON FORM 10-K
PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT ACCOUNTANTS
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
ASK JEEVES, INC. SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS (in thousands)