Form 10-Q
period 2001-06-30
ASK JEEVES INC
filed 2001-08-14
CIK 1054298

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 000-26521

ASK JEEVES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	94-3334199 (IRS Employer Identification No.)

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

/x/ Yes  / / No

    The number of shares outstanding of the registrant's Common Stock as of July 31, 2001 was 36,854,415.

ASK JEEVES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ASK JEEVES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2001	December 31, 2000
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$36,496	$41,445
Restricted cash	7,192	4,701
Short-term marketable securities	23,741	46,392

Total cash, cash equivalents and short-term marketable securities	67,429	92,538
Accounts receivable, net	12,494	22,812
Prepaid expenses and other current assets	7,412	6,244

Total current assets	87,335	121,594
Restricted marketable securities	20,938	12,428
Property and equipment, net	18,042	19,088
Goodwill and other intangible assets, net	20,359	381,577
Other long-term assets	2,579	3,180

Total assets	$149,253	$537,867

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,644	$5,186
Accrued compensation and related expenses	8,476	6,981
Accrued marketing expenses	1,015	3,133
Accrued restructuring costs	11,272	9,132
Other accrued liabilities	9,549	9,482
Deferred revenue	31,965	33,410
Current portion of long-term liabilities	892	886

Total current liabilities	65,813	68,210
Capital lease obligations, less current portion	1,026	1,465
Long-term debt	11,000	—
Other liabilities	1,224	2,424

Total liabilities	79,063	72,099
Commitments
Stockholders' equity:
Convertible preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively
Common stock, $.001 par value; 150,000,000 shares authorized; 36,758,934 and 36,246,144 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	719,415	716,518
Deferred stock compensation	(233)	(711)
Accumulated deficit	(649,320)	(250,174)
Accumulated other comprehensive income	328	135

Total stockholders' equity	70,190	465,768

Total liabilities and stockholders' equity	$149,253	$537,867

See accompanying notes to the unaudited condensed consolidated financial statements.

ASK JEEVES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Revenues:
Web Properties	$7,664	$15,997	$16,691	$28,313
Jeeves Solutions (1)	9,009	9,871	19,065	15,313

Total revenues	16,673	25,868	35,756	43,626
Cost of revenues:
Web Properties (exclusive of $6 and $11 and $13 and $27 reported below as stock-based compensation for the three months ended June 30, 2001 and 2000, and six months ended June 30, 2001 and 2000, respectively)	4,319	5,625	8,557	9,642
Jeeves Solutions (exclusive of $6 and $12 and $13 and $27 reported below as stock-based compensation for the three months ended June 30, 2001 and 2000, and six months ended June 30, 2001 and 2000, respectively)	4,244	5,500	8,553	9,425

Total cost of revenues	8,563	11,125	17,110	19,067
Gross profit	8,110	14,743	18,646	24,559
Operating expenses:
Product development (exclusive of $13 and $186 and $301 and $438 reported below as stock-based compensation for the three months ended June 30, 2001 and 2000, and six months ended June 30, 2001 and 2000, respectively)	5,412	6,786	11,013	12,248
Sales and marketing (exclusive of $43 and $87 and $95 and $199 reported below as stock-based compensation for the three months ended June 30, 2001 and 2000, and six months ended June 30, 2001 and 2000, respectively)	12,181	21,971	26,210	41,474
General and administrative (exclusive of $25 and $78 and $56 and $538 reported below as stock-based compensation for the three months ended June 30, 2001 and 2000, and six months ended June 30, 2001 and 2000, respectively)	4,757	7,069	12,625	12,111
Stock-based compensation	93	375	478	1,229
Amortization of goodwill and other intangible assets	218	22,533	22,587	37,558
Write-off of acquired in-process technology	—	—	—	11,652
Impairment of long-lived assets	—	—	339,177	—
Restructuring and other	7,394	—	8,062	—

Total operating expenses	30,055	58,734	420,152	116,272

Operating loss	(21,945)	(43,991)	(401,506)	(91,713)
Interest and other income, net	1,009	2,004	2,360	2,528

Net loss	$(20,936)	$(41,987)	$(399,146)	$(89,185)

Basic and diluted net loss per share	$(0.58)	$(1.20)	$(11.10)	$(2.66)

Weighted average shares outstanding used in computing basic and diluted net loss per share	36,067,925	35,065,953	35,955,976	33,499,181

(1) Revenues from related parties	$5,051	$2,909	$9,865	$3,297

See accompanying notes to the unaudited condensed consolidated financial statements.

ASK JEEVES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30, 2001	June 30, 2000
Operating activities
Net loss	$(399,146)	$(89,186)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,298	2,219
Compensation charge related to grants of stock options	1,968	—
Stock-based compensation	478	1,229
Amortization of goodwill and intangible assets	27,276	40,076
Impairment charge for long-lived assets	339,177	—
Write-off of acquired in-process technology	—	11,652
Changes in operating assets and liabilities:
Accounts receivable	10,318	(7,689)
Prepaids and other current assets	(915)	3,106
Other assets	92	—
Accounts payable	(2,542)	4,908
Accrued compensation and related expenses	790	5,563
Accrued marketing expenses	(2,118)	(660)
Accrued merger costs	(18)	(14,392)
Accrued restructuring costs	2,241	—
Other accrued liabilities	85	6,155
Deferred revenue	(1,445)	7,987

Net cash used in operating activities	(19,461)	(29,032)
Investing activities
Purchases of property and equipment	(2,177)	(8,017)
Purchases of restricted marketable securities	(11,000)	(42,131)
Proceeds from redemption of marketable securities	22,843	21,652
Purchases of intangibles	(4,750)	—
Acquisition of business	(1,475)	—
Cash acquired from business combinations	—	12,646

Net cash provided by (used in) investing activities	3,441	(15,850)
Financing activities
Issuance of common stock	735	126,211
Redemption of common stock	(30)	(2,000)
Issuance of notes receivable to stockholders	(200)	(2,046)
Borrowings under line of credit	11,000	—
Repayment of capital lease obligations	(434)	(401)

Net cash provided by financing activities	11,071	121,764

Increase (decrease) in cash and cash equivalents	(4,949)	76,882
Cash and cash equivalents at beginning of period	41,445	17,420

Cash and cash equivalents at end of period	$36,496	$94,302

Supplemental disclosure of noncash investing and financing activities
Interest paid	$244	$300

See accompanying notes to the unaudited condensed consolidated financial statements.

ASK JEEVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

The Company

    Ask Jeeves, Inc. ("Ask Jeeves" or "the Company") provides intuitive, intelligent natural language question answering technologies and services. The Company's proprietary technology combined with human intelligence creates an interaction centered on understanding users' specific needs and interests and connecting them to the most relevant information, products and services. The Company delivers its natural language question answering technologies and services through its own Web sites at Ask.com, DirectHit.com, AJKids.com, and Etour.com. Through the Company's Web Properties Group, Ask Jeeves provides a highly targeted medium for advertisers to reach online users. The Company also syndicates services to portals, infomediaries, and content and destination sites to help companies increase e-commerce and advertising revenue. Through its Jeeves Solutions Group, the Company develops and maintains customized automated search, natural language question answering, and intelligent advisor services on numerous corporate Web sites. The Company was incorporated in California in June 1996 and reincorporated in Delaware in June 1999.

Basis of Presentation

    The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in affiliates in which the Company has significant influence but does not have a controlling interest are accounted for under the equity method and investments in which the Company does not have the ability to exert significant influence are accounted for at cost. All significant intercompany transactions and balances have been eliminated upon consolidation. The accompanying condensed consolidated financial statements at June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 are unaudited but include all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair statement of the consolidated financial position, operating results and cash flows as of the interim date and for the periods presented. Results for the interim periods ended June 30, 2001 and 2000 are not necessarily indicative of results for the entire fiscal year or future periods. The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2000.

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

    On December 16, 1999, Patrick H. Winston and Boris Katz filed a complaint against the Company in the United States District Court for the District of Massachusetts (Patrick H. Winston and Boris Katz v. Ask Jeeves, Inc.,   Case No. 99GV12584 MLW), alleging infringement by the Company of United States Patent Nos. 5,309,359 and 5,404,295 that are alleged to be held by the plaintiffs. The Company settled this lawsuit in July 2001, and an Order of Dismissal with Prejudice was entered by the Court on July 27, 2001. Under the terms of the settlement agreement, the Company will receive a license to certain intellectual property owned by Mr. Winston and Mr. Katz. The portion of the settlement cost allocable to the future license of intellectual property of $1.5 million is being charged to cost of revenues over the next 30-months.

3. Business Segments

    For management reporting purposes, the Company is divided into two business groups, Web Properties and Jeeves Solutions. Results of operations for these business groups include revenues, cost of revenues and gross profit (loss) information as provided to the Company's Chief Executive Officer (CEO), who is the Chief Operating Decision Maker. Information as to operating expenses, operating loss and net loss is not provided by business segment. Summarized financial information by segment for the three-month periods ended June 30, 2001 and 2000, as reported to the CEO is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
WEB PROPERTIES:
Revenues	$7,664	$15,997	$16,691	$28,313
Cost of revenues	4,319	5,625	8,557	9,642

Gross profit	3,345	10,372	8,134	18,671

JEEVES SOLUTIONS:
Revenues	$9,009	$9,871	$19,065	$15,313
Cost of revenues	4,244	5,500	8,553	9,425

Gross profit	4,765	4,371	10,512	5,888

4. Line of Credit

    The Company has available a revolving line of credit with a bank in the amount of $25 million. The line of credit expires on July 1, 2002, unless extended. Borrowings under the line of credit bear interest (5.0% at June 30, 2001) at one of the following rates as selected by the Company: LIBOR plus 0.5% or the bank's prime rate. Borrowings at the LIBOR reference rate may be fixed over the borrowing term. All obligations under the line of credit are collateralized by the Company's cash and marketable securities. Borrowings under the line are subject to various affirmative and negative covenants. As of June 30, 2001, the Company is in compliance with all financial covenants. The outstanding balance on the line of credit was $11.0 million as of June 30, 2001. As of December 31, 2000, there were no amounts outstanding under the line of credit. Additionally, at June 30, 2001, standby letters of credit of approximately $13.8 million have been issued under the line of credit, which are being maintained as security for performance under various contracts.

5. Comprehensive Loss

    The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Net loss	$(20,936)	$(41,987)	$(399,146)	$(89,185)
Other comprehensive income:
Change in unrealized gain on investments	(11)	39	193	55

Total comprehensive loss	$(20,947)	$(41,948)	$(398,953)	$(89,130)

6. Restructuring

    In December 2000, the Company's Board of Directors approved a restructuring program aimed at streamlining its underlying cost structure to better position the Company for growth and improved operating results. The Company incurred a charge of approximately $13.5 million in the fourth quarter of the year ended December 31, 2000 relating to the restructuring.

    In response to continued change in the marketplace, in April 2001 the Company's Board of Directors approved additional restructuring activities designed to better align its underlying cost structure with anticipated levels of business activities. The additional restructuring activities included a reduction in force of 73 positions, termination of certain contractual obligations and consolidation of space at certain locations. Additionally, the Company recorded additional charges relating to the December 2000 restructuring to reflect the difference between the actual and estimated proceeds received on disposal of certain assets and to adjust the expected exposure on certain leases to reflect changed real estate market conditions.

    The Company incurred a charge of approximately $7.4 million during the three months ended June 30, 2001 related to the restructuring. This charge included $1.7 million related to severance and other employee costs associated with the elimination of 73 positions. Costs associated with employee terminations included severance pay and medical and other benefits. All of the affected employees had been terminated as of June 30, 2001.

    The charge also included approximately $5.0 million in estimated facility exit costs as well as $100,000 in non-cash asset write-offs. The facility exit costs are associated with the consolidation of certain facilities, primarily in New York, and with adjustments to previous accruals to reflect deterioration in the real estate market. The asset write-offs related to the adjustment of previous estimates of residual value at disposal to actual experience.

    The following table sets forth the restructuring activity during the three months ended June 30, 2001.

	Accrued Restructuring Costs, March 31, 2001	Restructuring Charges	Cash Paid	Asset Write-offs	Accrued Restructuring Costs, June 30, 2001
Charged to restructuring expense:
Facility exit costs	$6,861	$5,034	$(727)	$—	$11,168
Asset write-offs	—	100	—	(100)	—
Contract terminations	—	518	(518)	—	—
Severance and professional fees	125	1,742	(1,763)	—	104

Total	$6,986	$7,394	$(3,008)	$(100)	$11,272

7. Recent Accounting Pronouncements

    In June 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141 Business Combinations  and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and intangibles deemed to have indefinite lives. Under a non-amortization approach, goodwill and intangible assets deemed to have indefinite lives will not be amortized into results of operations, but instead would be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The provisions of the Statements that apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company is currently evaluating the impact these Statements will have on its consolidated financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Except for the historical information contained herein, this overview and the following discussion contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K/A filed June 8, 2001. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes included elsewhere herein.

Overview

    Ask Jeeves, Inc. is a leading provider of intuitive, intelligent natural language question answering technologies and services. Our proprietary technology combined with human intelligence creates an interaction centered on understanding users' specific needs and interests and connecting them to the most relevant information, products and services. The Company delivers its natural language question answering technologies and services through its own Web sites at Ask.com, DirectHit.com, AJKids.com, and Etour.com. Through our Web Properties group, Ask Jeeves provides a highly targeted medium for advertisers to reach online users. The Company also syndicates services to portals, infomediaries, and content and destination sites to help companies increase e-commerce and advertising revenue. These services enable companies to convert online shoppers to buyers, reduce support costs, understand customer preferences and improve customer retention.

    Through our Jeeves Solutions group, the Company delivers essential customer conversion and retention services to corporate customers worldwide. By connecting people with answers through a combination of technology and human insight, Ask Jeeves helps companies provide a more personal, relevant experience for online customers. We believe this unique combination delivers higher conversion rates, lower support costs, valuable customer intelligence and increased customer loyalty.

    Revenues associated with our Web Properties group include all revenue streams generated from the Web sites we own and operate, as well as from the syndication of services offered on our sites to other companies' sites. These revenues consist primarily of four components:

  •
  advertising revenues;

  •
  syndication fees;

  •
  targeting and acquisition revenues; and

  •
  eCommerce lead generation revenues.

    A significant portion of the Company's revenues from its Web Properties group are derived from the sale of promotional space on the Company's online Internet properties. Promotional space offered ranges from run of site banner advertisements and sponsorships to targeting and acquisition service. Targeting and acquisition service products are tailored to deliver a customer's promotional content to a specific target market in a dynamic, customized environment and which may include the development of co-branded, integrated websites. Revenue derived from such arrangements is recognized during the period which the service is provided, provided that no significant obligations remain at the end of the period. Company obligations typically include the guarantee of a minimum number of "impressions" or times that an advertisement appears in pages viewed by users of the Company's online properties. To the extent the minimum guaranteed impressions are not delivered, the Company defers recognition of the corresponding revenue until the remaining guaranteed impressions levels are achieved. Syndication services offered range from the sale of promotional material on behalf of partners to the syndication of our web-wide search technology to portals, infomediaries, and content and destination sites. Syndication fees primarily consist of revenue-sharing arrangements, fixed or fee-per-use arrangements, and revenues are recognized as the service is delivered. Revenues from electronic commerce are generated when a user clicks on the answer that links to an electronic commerce merchant's Web site on a cost per click, or CPC basis. Electronic commerce transaction fees are derived from short-term electronic commerce merchant contracts, generally over a three-to-six month period, and are recognized as services are performed.

    Revenues from our Jeeves Solutions group include revenue streams that are derived from the licensing of our natural language navigation and business intelligence technologies and from consulting services associated with implementing a customized natural language question and answering solution. We are targeting accounts in the vertical markets of technology, financial services, retail and government. We recognize consulting services, ongoing support, and licensing fees ratably over the contractual term, generally twelve months, commencing with the implementation of service. Payments received prior to service implementation or provision of consulting services are recorded as deferred revenue and recognized ratably over the contractual term, commencing upon service implementation.

    Cost of revenues for our Web Properties group consists primarily of salaries and related personnel costs associated with the content development, data analysis, testing and maintenance of our Web sites. Additionally, cost of revenues includes revenue sharing expenses associated with our distribution relationships. Cost of revenues for our Jeeves Solutions group consists primarily of salaries and related personnel costs and other direct costs to provide consulting, and information services to our corporate customers. Cost of revenues for our Web Properties and Jeeves Solutions groups also include amortization charges related to certain technology assumed as part of our acquisitions.

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

    We have incurred significant net losses and negative cash flows from operations since our inception, and at June 30, 2001, we had an accumulated deficit of approximately $649 million. These losses have been funded primarily through the issuance of preferred and common equity securities, including our initial public offering in July 1999 and follow-on public offering in March 2000. We believe that we will continue to incur negative cash flows from operations through at least the fourth quarter of 2001.

RESULTS OF OPERATIONS

Revenues

    Revenues were $16.7 million for the three months ended June 30, 2001, and $25.9 million for the three months ended June 30, 2000. Web Properties revenues were $7.7 million or 46.0% of total revenues for the three months ended June 30, 2001 and $16.0 million or 61.8% of total revenues for the three months ended June 30, 2000. These revenues consisted of $1.6 million in advertising revenues for the three months ended June 30, 2001, and $8.8 million for the three months ended June 30, 2000. Revenues from targeting and acquisition services were $3.3 million and $4.0 million for the three months ended June 30, 2001 and 2000, respectively. Syndication fees were $2.1 million for the three months ended June 30, 2001 and $1.0 million for the three months ended June 30, 2000. Electronic commerce revenues were $670,000 for the three months ended June 30, 2001 and $2.2 million for the three months ended June 30, 2000. Web Properties revenues continued to be negatively impacted by softening demand and decreasing rates for online advertising, most significantly with respect to banner advertising. This softness was partially offset by increased traffic and unique users to the site as compared with the three months ended June 30, 2000, as well as continued product diversification. Unique users stayed flat as compared with the prior quarter at approximately 14 million. Ask.com ranked as the 17th most visited Web site in the June 2001 Media Metrix Internet Web properties listing.

    Jeeves Solutions revenues were $9.0 million or 54.0% of total revenues for the three months ended June 30, 2001, and $9.9 million or 38.2% of total revenues for the three months ended June 30, 2000. These revenues consisted of licensing fee revenues of $7.7 million for the three months ended June 30, 2001 and $5.9 million for the three months ended June 30, 2000. Consulting services were $1.3 million for the three months ended June 30, 2001, and $4.0 million for the three months ended June 30, 2000. Compared with the second quarter of 2000, the decrease in consulting services revenues is due to a decrease in new bookings for the quarter as a result of longer sales cycles. A significant portion of consulting services revenues result from the creation of knowledge bases and other custom features, and such revenue is recognized over the expected term of the agreement. While customer renewals have remained strong, they may not result in additional customization that would yield consulting service revenue.

    For the six months ended June 30, 2001, revenues were $35.8 million as compared with $43.6 million for the six months ended June 30, 2000. Web Properties revenues were $16.7 million or 46.7% of total revenues for the six months ended June 30, 2001 and $28.3 million or 64.9% of total revenues for the six months ended June 30, 2000. These revenues consisted of $3.1 million in advertising revenues for the six months ended June 30, 2001, and $18.0 million for the six months ended June 30, 2000. Electronic commerce revenues were $1.8 million for the six months ended June 30, 2001 and $3.9 for the six months ended June 30, 2000. Targeting and acquisition revenues were $7.6 million for the six months ended June 30, 2001 and $4.7 for the six months ended June 30, 2000. Syndication fees were $4.2 million for the six months ended June 30, 2001, and $1.7 for the six months ended June 30, 2000.

    Jeeves Solutions revenues were $19.1 million or 53.3% of total revenues for the six months ended June 30, 2001, and $15.3 million or 35.1% of total revenues for the six months ended June 30, 2000. These revenues consisted of licensing fee revenues of $16.4 million for the six months ended June 30, 2001 and $8.2 million for the six months ended June 30, 2000. Consulting services were $2.7 million for the six months ended June 30, 2001 and $7.1 million for the six months ended June 30, 2000.

Cost of Revenues

    Cost of revenues for Web Properties was $4.3 million for the three months ended June 30, 2001 and $5.6 million for the three months ended June 30, 2000. Cost of revenues for Jeeves Solutions was

$4.2 million for the three months ended June 30, 2001 and $5.5 million for the three months ended June 30, 2000. The decrease in cost of revenues is primarily attributed to decreased personnel and related personnel costs as we have been able to leverage our improvements in technology and tools associated with developing, maintaining, analyzing and testing of our websites, as well as those associated with providing consulting, information and maintenance services to our customers. Cost of revenues also includes amortization charges related to assets acquired from acquisitions.

    For the six months ended June 30, 2001, cost of revenues for Web Properties was $8.6 million as compared with $9.6 million for the six months ended June 30, 2000. Cost of revenues for Jeeves Solutions was $8.6 million for the six months ended June 30, 2001 and $9.4 million for the six months ended June 30, 2000.

Product Development Expenses

    Product development expenses were $5.4 million and $11.0 for the three and six months ended June 30, 2001, respectively, and $6.8 million and $12.2 for the three and six months ended June 30, 2000, respectively. The decrease in expenses is due primarily to operational streamlining resulting from our restructuring activities that have resulted in decreased personnel and related personnel costs and consultant fees. Additionally, we are focusing on key, strategic areas of product development to support our business plan and have therefore eliminated a number of product development initiatives that are not essential to delivering future financial results.

Sales and Marketing Expense

    Sales and marketing expenses were $12.2 million and $26.2 for the three and six months ended June 30, 2001, respectively and $22.0 million and $41.5 for the three and six months ended June 30, 2000, respectively. The decrease in expenses is primarily attributable to decreases in advertising and public relations expenses as we began to realize the benefits of a more focused advertising initiative, resulting in decreased customer acquisition costs. Such expenses declined from $10.8 million for the three months ended June 30, 2000 to $3.9 million for the three months ended June 30, 2001.

General and Administrative Expenses

    General and administrative expenses were $4.8 million and $12.6 for the three and six months ended June 30, 2001, respectively, and $7.1 million and $12.1 for the three and six months ended June 30, 2000, respectively. The decrease in expenses for the three and six month periods are attributed to the favorable impact on personnel and related personnel costs that the efficiencies resulting from our restructuring activities have yielded, as well as a decrease in the provision for doubtful accounts from that recorded during the three months ended June 30, 2000.

Stock-based Compensation

    For the three and six months ended June 30, 2001, we recorded $93,000 and $478,000, respectively in amortization of deferred stock compensation in connection with the grant of stock options to employees and consultants. This compares with $375,000 and $1.2 million for the three and six months ended June 30, 2000. The decrease in amortization is due to the graded vesting method of amortization resulting in larger deferred compensation charges being incurred in earlier periods.

In-Process Technology

    For the six months ended June 30, 2000, we recorded purchased in-process research and development costs of $11.7 million in connection with the acquisition of certain technology from Evergreen and Direct Hit. There were no similar acquisitions during the three or six months ended June 30, 2001.

Restructuring and Other

    In December 2000, the Company's Board of Directors approved a restructuring program aimed at streamlining its underlying cost structure to better position the Company for growth and improved operating results. The Company incurred a charge of approximately $13.5 million in the fourth quarter of the year ended December 31, 2000 relating to the restructuring.

    In response to continued change in the marketplace, in April 2001 the Company's Board of Directors approved additional restructuring activities designed to better align its underlying cost structure with anticipated levels of business activities. The restructuring activities included a reduction in force of 73 positions, termination of certain contractual obligations and consolidation of space at certain locations. Additionally, the Company recorded additional charges relating to the December 2000 restructuring to reflect the difference between actual and estimated proceeds received on disposal of certain assets and to adjust expected exposure on certain leases to reflect changed real estate market conditions.

    The Company incurred a charge of approximately $7.4 million during the three months ended June 30, 2001 related to the restructuring. This charge included $1.7 million related to severance and other employee costs associated with the elimination of 73 positions. Costs associated with employee terminations included severance pay and medical and other benefits. All of the affected employees had been terminated as of June 30, 2001.

    The charge also included approximately $5 million in estimated facility costs as well as $100,000 in non-cash asset write-offs. The facility exit costs are associated with the consolidation of certain facilities, primarily in New York, and with adjustments to previous accruals to reflect deterioration in the real estate market. The asset write-offs related to the adjustment of previous estimates of residual value at disposal to actual experience.

    While we believe that our business realignment will assist us in streamlining operations, reducing expenses and thereby achieving profitability, we cannot assure you that we will achieve these anticipated results. We may in the future be required to take additional actions, including further changes to the business organization, in order to realign the business with anticipated requirements. If we are not successful in realigning our business to increase revenues and decrease costs, we may never achieve profitability.

Interest and Other Income

    Interest and other income was $1.0 million for the three months ended June 30, 2001, and $2.0 for the three months ended June 30, 2000. The decrease in interest income is attributable to decreases in market yields on investment securities over the period as well as decreased balances of securities invested.

Recent Accounting Pronouncements

    In June 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and intangibles deemed to have indefinite lives. Under a non-amortization approach, goodwill and intangibles deemed to have indefinite lives will not be amortized into results of operations, but instead would be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The provisions of the Statements that apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on

January 1, 2002. The Company is currently evaluating the impact these Statements will have on its consolidated financial position and results of operations.

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

  •
  the number of questions asked and answered on our websites and on the Web sites of our corporate customers;

  •
  our ability to attract and retain advertisers and our ability to link our electronic commerce partners to potential customers;

  •
  rate changes for advertising on our websites;

  •
  marketing expenses and technology infrastructure costs as well as other costs that we may incur as we expand our operations.

  •
  seasonal and other fluctuations in demand for our electronic commerce services and for advertising space on our websites;

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

Liquidity and Capital Resources

    Since our inception, we have financed our operations primarily through the private placement of equity securities, our initial public offering and our follow-on offering. As of June 30, 2001, we had $88.4 million in cash and cash equivalents and marketable securities. Of this amount, $28.1 million is restricted as collateral for borrowings and various contractual obligations. Net cash used in operating activities was $19.5 million for the six months ended June 30, 2001, and $29.0 million for the six months ended June 30, 2000. Net cash used in operating activities resulted primarily from net losses adjusted for non-cash operating activities and decreases in accounts receivable, partially offset by the timing of accrued compensation, accrued marketing expenses and deferred revenue.

    Net cash provided by investing activities was $3.4 million for the six months ended June 30, 2001, compared to net cash used of $15.9 million for the six months ended June 30, 2000. Net cash provided by investing activities related primarily to the net redemption of marketable securities of $11.8 million.

    Net cash provided by financing activities was $11.1 for the six months ended June 30, 2001, and $121.8 million for the six months ended June 30, 2000. Net cash provided by financing activities was due to our draw against our line of credit for $11.0 million to take advantage of the favorable relationship between our fixed costs of borrowing relative to available fixed yields in the marketplace over the same term. Cash provided by financing activities was higher for the six months ended June 30, 2000 due to net proceeds of $126.2 million from the sale of common equity securities in our follow-on offering. There was no such offering in the period ended June 30, 2001.

    Our capital requirements depend on numerous factors, including market acceptance of our services and the amount of resources we invest in site and content development, marketing and selling our services, our brand promotions and any future acquisitions or divestitures.

    We currently believe that our available cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next twelve months. At the end of such period, we will need to generate sufficient cash flow from operations to meet our anticipated needs for working capital and capital expenditures, or we will need to raise additional capital. However, if following that twelve-month period, we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, these failures could seriously harm our business. If we raise additional funds through the issuance of equity securities or convertible debt securities, the percentage ownership of our existing stockholders will be reduced.

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

We Have a History of Net Losses and Expect to Continue to Incur Net Losses.

    We incurred net losses of $52,929,000 in 1999, $189,606,000 in 2000 and $399,146,000 during the six month period ended June 30, 2001. As of June 30, 2001, we had an accumulated deficit of approximately $649.3 million. We expect to have net operating losses and negative cash flows, as determined under accounting principles generally accepted in the United States, for the foreseeable future. The size of these net financial reporting losses will depend, in part, on the rate of growth of our revenues from our advertisers, corporate customers and electronic commerce merchants and on our expenses. It is critical to our success that we continue to expend financial and management resources to develop our brand loyalty through marketing and promotion, enhancement of our natural language question answer technologies and services and expansion of our other services. We recently announced steps to narrow our financial reporting losses, including business realignment and a reduction in our workforce. Although these steps are intended to reduce our financial reporting losses in the future, we cannot guarantee that these steps will achieve the expected reduction in financial reporting losses.

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

Our Business Realignments May Not Result in the Intended Benefits.

    In fourth quarter of 2000, we completed a realignment of our business organization in an effort to streamline operations, increase revenues, reduce costs and bring staffing in line with our current and anticipated requirements. Through the realignment, our two independent business units, Jeeves Solutions and Web Properties, were given independent gross profit and loss accountability. Our Jeeves

Solutions business focuses on licensing our technologies to corporate clients and our Web Properties business focuses on sales of our targeting solutions on our Web sites. In addition, as part of our business realignment, we implemented a workforce reduction of approximately 152 employees, representing approximately 20% of our staff, in the fourth quarter of 2000. In April 2001, we completed an additional workforce reduction of 73 employees, or approximately 15% of our staff.

    Although we believe that our business realignments will assist us in streamlining operations, increasing revenues, reducing expenses and thereby achieving profitability, we cannot assure you that we will achieve these intended results. In addition, our business realignments and workforce reductions may prompt employees whom we wish to retain to leave the Company. If we are not successful in increasing revenues and decreasing costs, we may never achieve profitability.

Our Natural Language Question Answer Technologies and Services are Unproven.

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

    Over the last several years, the American Institute of Certified Public Accountants issued Statement of Position or SOP 97-2, "Software Revenue Recognition," and SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. In addition, in December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", or SAB 101, which explains how the SEC staff believes existing revenue recognition rules should be applied or analogized to for transactions not addressed by existing rules. The Company believes that it is currently in compliance with SOP 97-2, SOP 98-9 and SAB 101.

    The accounting profession continues to discuss certain provisions of SOP 97-2 and SAB 101 with the objective of providing guidance on potential interpretations. These discussions and the issuance of interpretations, once finalized, could lead to unanticipated changes in the Company's current revenue accounting practices, which could cause Ask Jeeves to recognize lower revenues. As a result, the Company may need to change its business practices in order to continue to recognize a substantial portion of its license revenues. These changes may extend sales cycles, increase administrative costs and otherwise adversely affect our business.

Events or Changes in Circumstances May Result in Impairment of Our Goodwill.

    The Company has recorded significant amounts of goodwill and other intangible assets on its consolidated financial statements. In the first quarter of 2001, we identified indicators of possible impairment of these assets and subsequently recorded an impairment charge of $339.2 million to our results of operations during that quarter. These assets will continue to be subject to evaluation for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If a determination is made that the assets are impaired, it could result in a significant reduction in the carrying value of such assets and a material adverse effect upon the Company's consolidated financial position or results of operations.

Our Methods of Generating Revenue are Relatively New and Largely Untested.

    Internet Advertising.  We expect that revenues from advertising will continue to represent a significant portion of our total revenues for the foreseeable future. Our advertising revenues decreased in the latter part of 2000 and first half of 2001 and may continue to decrease due to the prevailing conditions in the online advertising market and downward pressure on advertising rates industry-wide.

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

    Licensing.  For the six months ended June 30, 2001, $19.1 million, or approximately 53.4% of our revenues, were generated from licensing our services to corporate customers and to our joint ventures through our Jeeves Solutions Group. Jeeves Solutions revenues include intellectual property licensing revenues of approximately $9.9 million from our joint ventures. If, in the future, we are unable to generate sufficient licensing revenue from our corporate customers and/or our joint ventures, our results of operations could be substantially impaired.

    Renewals.  The Jeeves Solutions group depends on its existing customer base for additional future revenue from services and licenses of other products. If our customers fail to renew their maintenance agreements, our revenue could decrease. The maintenance agreements are generally renewable annually at the option of the customers and there are no mandatory payment obligations or obligations to license additional software. Therefore, current customers may not necessarily generate significant maintenance revenue in future periods. In addition, customers or joint venture partners may not necessarily continue to purchase additional products or services. Our services revenue and maintenance revenue also depend upon the use of these services by our installed customer base. Any downturn in software license revenue could result in lower service revenues in future quarters.

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

Our Growth Will Depend on Our Ability to Develop Our Brand.

    We believe that a favorable consumer perception of the Ask Jeeves brand is essential to our future success. Accordingly, we intend to continue pursuing brand-enhancement strategies, which will include mass market and multimedia advertising, promotional programs and public relations activities. These expenditures may not result in a sufficient increase in revenues to cover such advertising and promotional expenses. In addition, even if brand recognition increases, the number of new users may not increase. Further, even if the number of new users increases, the amount of traffic on our Web sites and the number of corporate customers may not increase sufficiently to justify the expenditures.

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

    In the coming years, the number of individuals who access the Internet through devices other than a personal computer such as personal digital assistants, cellular telephones and television and television set-top devices is expected to increase. Our services are designed for rich, graphical environments such as those available on personal and laptop computers. The lower resolution, functionality and memory associated with alternative devices may make the use of our services through such devices difficult and we may be unsuccessful in our efforts to modify our online properties to provide a compelling service for users of alternative devices.

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

We May Not Be Able to Effectively Compete Against Our Current and Potential Competitors.

    Web Properties.  We face direct competition from companies that provide Internet search and directory services. For example, Web Properties competes with search engines, including AltaVista Company, Excite@Home Corporation, Google Inc., Northern Light, Infoseek Corporation, and Inktomi Corporation, for the traffic generated by Internet users seeking links to third- party content to address their online information needs. Web Properties also competes with directory services, such as Goto.com, Inc. LookSmart, Ltd., and Yahoo! Inc., because they provide alternative ways for users to obtain the desired information.

    Jeeves Solutions.  We compete with a number of companies that are addressing the same need to improve automated or online customer service for corporate customers. For example, Jeeves Solutions competes with companies that provide shopping advisors, such as Active Research Inc.; automated e-mail response and live interaction, such as Kana Communications, Inc.; search technology, such as Inktomi Corporation; and customer relationship management, such as Siebel Systems, Inc.

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

Implementing Our Services for Our Corporate Customers is Labor Intensive.

    Because the implementation of our services is labor intensive, it is difficult to predict the length of the development cycle. Factors that affect the length of the development cycle include the overall size and complexity of the Web site, the interaction with the customer and the dynamic nature of the content. Launching a customized version of our services may take a month or longer. The long development cycle makes it difficult to predict the delivery time to the customer, realize our revenue goals and manage our internal hiring needs to meet new projects. In addition, in order to meet increased demand by corporate customers, we may have to hire additional people and train them in advance of orders. When we outsource development of custom knowledge bases, we will have little control over the speed and quality of the development. Any decline in the speed or quality of the implementation of our services could seriously harm our business.

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

Our Future Success Depends on Our Ability to Attract, Retain Key Management and Skilled Technical Employees.

    The loss of services from our Chief Executive Officer, A. George (Skip) Battle could seriously harm our business. Mr. Battle is also a member of our Board of Directors.

    Additionally, our future success depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees in the San Francisco Bay Area, where our headquarters is located, is intense. This is due, in part, to the high concentration of high-tech companies vying for qualified employees, high housing costs and traffic congestion. We have experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we fail to attract, retain and motivate our employees, our business will be harmed.

Our Workforce Reductions and Financial Performance May Adversely Affect the Morale and Performance of our Personnel and our Ability to Hire New Personnel.

    In connection with our effort to streamline operations, increase revenues, reduce costs and bring our staffing and structure in line with our current and anticipated requirements, we recently realigned our business organization, which included a reduction in our workforce of approximately 152 employees, or approximately 20% of our workforce in the fourth quarter of 2000, and an additional reduction in force announced in April 2001 of approximately 73 employees, or 15% of our workforce. There were costs associated with the workforce reductions related to severance and other employee-related costs, and our realignment plan may yield unanticipated costs and consequences, such as attrition beyond our planned reduction in staff. In addition, our common stock has recently declined in value below the exercise price of many options granted to employees pursuant to our stock option plans. Thus, the intended benefits of the stock options granted to our employees, the creation of performance and retention incentives, may not be realized. In addition, workforce reductions and management changes create anxiety and uncertainty and may adversely affect employee morale. As a result, we may lose employees whom we would prefer to retain. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies they perceive as having less volatile stock prices.

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

    We currently anticipate that our available cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least twelve months. If, however, we are unable to generate sufficient cash flows from operations to meet our anticipated needs for working capital and capital expenditures, we will need to raise additional funds to fund brand promotion, develop new or enhanced services, respond to competitive pressures or make acquisitions. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand, develop or enhance services, respond to competitive pressures or take advantage of acquisition opportunities, any of which could seriously harm our business. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of the common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payment of dividends.

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

    Furthermore, we recently announced our adoption of a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of May 7, 2001. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of our Series A Junior Participating Preferred Stock for $20 per unit. Under certain circumstances, if a person or group acquires 15% or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $20 exercise price, shares of our common stock or of any company into which we are merged having a value of $40. The rights expire on May 7, 2011 unless extended by our board of directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors, our rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our board of directors regarding such acquisition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    The Company's exposure to market risk for interest rate changes relates primarily to its investment portfolio. The Company had no derivative financial instruments as of June 30, 2001. The Company places its investment portfolio in high credit quality instruments and the amount of credit exposure to any one issue, issuer and type of instrument is limited. The Company does not expect any material loss with respect to its investment portfolio.

    The Company's investments are principally confined to our cash and cash equivalents and marketable securities, which have short maturities and, therefore, minimal market risk.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    On December 16, 1999, Patrick H. Winston and Boris Katz filed a complaint against the Company in the United States District Court for the District of Massachusetts (Patrick H. Winston and Boris Katz v. Ask Jeeves, Inc.,  Case No. 99GV12584 MLW), alleging infringement by the Company of United States Patent Nos. 5,309,359 and 5,404,295 that are alleged to be held by the plaintiffs. The Company settled this lawsuit in July 2001, and an Order of Dismissal with Prejudice was entered by the Court on July 27, 2001. Under the terms of the settlement agreement, the Company will receive a license to certain intellectual property owned by Mr. Winston and Mr. Katz. The portion of the settlement cost allocable to the future license of intellectual property of $1.5 million is being charged to cost of revenue over a 30-month period.

Item 2. Changes in Securities and Use of Proceeds

    On April 26, 2001 the Company's Board of Directors adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of Common Stock to stockholders of record as of May 7, 2001. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of our Series A Junior Participating Preferred Stock for $20 per unit. The description and terms of the rights are set forth in a rights agreement dated as of April 26, 2001 by and between the Company and Fleet National Bank, N.A., as rights agent. The rights expire on May 7, 2011 unless extended by the Company's Board of Directors.

Item 3. Defaults Under Senior Securities

    Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

    The Company's annual meeting of stockholders was held on May 30, 2001.

    The following nominees were elected as directors, each to hold office until the 2004 Annual Meeting of Stockholders, or until their successors are duly elected and qualified, by the vote set forth below

Nominee	For	Against/Withheld
Roger A. Strauch	25,595,441	104,469
A. George (Skip) Battle	24,578,441	1,121,131
Garrett Gruener	25,594,816	105,094

    In addition, the following directors were not up for re-election and their terms as directors continued after the annual meeting: James Kirsner, Daniel Nova, Geoffrey Yang.

    Ernst & Young LLP was ratified as independent auditors of the Company for its fiscal year ending December 31, 2001, by the vote of 25,277,086 for, 104,469 against/withheld.

Item 5. Other Information

    Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

3.1(1)	Certificate of Designation for Series A Junior Participating Preferred Stock.
4.1(1)	Rights Agreement, dated as of April 26, 2001, between the Company and Fleet National Bank, N.A., which includes the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C.
10.41+	Amended Offer Letter dated April 3, 2001, by and between the Registrant and A. George (Skip) Battle.
10.42+	Offer Letter dated April 23, 2001, by and between the Registrant and Steve Berkowitz.
10.43+	Promissory Note dated March 15, 2001 by and between the Registrant and Steven Sordello.

(1)
Incorporated herein by reference from the Registrant's Form 8-K filed with the Commission on May 10, 2001.

+
Management contract, compensatory plan or arrangement.

b) Reports on Form 8-K.

    On May 10, 2001, the Company filed a report on Form 8-K, which announced that on April 26, 2001, its Board of Directors adopted a Stockholder Rights Plan. A copy of the Company's press release announcing this matter and the Rights Agreement were attached and incorporated by reference therein.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASK JEEVES, INC.
August 14, 2001	By:	/s/ A. GEORGE (SKIP) BATTLE A. George (Skip) Battle Chief Executive Officer (Principal Executive Officer)
August 14, 2001	By:	/s/ STEVEN J. SORDELLO Steven J. Sordello Chief Financial Officer (Principal Financial Officer)
August 14, 2001	By:	/s/ CHRISTINE M. DAVIS Christine M. Davis Vice President and Corporate Controller (Principal Accounting Officer)

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