Form 10-Q
period 2001-09-30
ASK JEEVES INC
filed 2001-11-01
CIK 1054298

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2001

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

/x/  Yes    / /  No

    The number of shares outstanding of the registrant's Common Stock as of October 31, 2001 was 39,305,724.

ASK JEEVES, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ASK JEEVES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2001	December 31, 2000
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$31,726	$41,445
Marketable securities	22,394	46,391
Restricted marketable securities	14,143	3,430

Total cash, cash equivalents and marketable securities	68,263	91,266
Accounts receivable, net	8,925	22,812
Prepaid expenses and other current assets	3,114	6,244

Total current assets	80,302	120,322
Restricted marketable securities	10,845	13,700
Property and equipment, net	17,210	19,088
Goodwill and other intangible assets, net	5,408	381,577
Other assets	1,998	3,180

Total assets	$115,763	$537,867

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,093	$5,186
Accrued compensation and related expenses	7,816	6,981
Accrued marketing expenses	1,936	3,133
Accrued restructuring costs	12,314	9,132
Other accrued liabilities	5,709	9,482
Deferred revenue	26,190	33,410
Borrowings under line of credit	11,000	—
Current portion of long-term liabilities	892	886

Total current liabilities	67,950	68,210
Capital lease obligations, less current portion	802	1,465
Other liabilities	1,224	2,424

Total liabilities	69,976	72,099
Commitments and contingencies
Stockholders' equity:
Convertible preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2001 and December 31, 2000
Common stock, $.001 par value; 150,000,000 shares authorized; 39,393,195 and 36,246,144 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	722,100	716,518
Deferred stock compensation	(249)	(711)
Accumulated deficit	(676,786)	(250,174)
Accumulated other comprehensive income	722	135

Total stockholders' equity	45,787	465,768

Total liabilities and stockholders' equity	$115,763	$537,867

See accompanying notes to the unaudited condensed consolidated financial statements.

ASK JEEVES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
Revenues:
Web Properties	$6,997	$17,632	$23,688	$45,944
Jeeves Solutions (1)	8,436	11,397	27,502	26,711

Total revenues	15,433	29,029	51,190	72,655
Cost of revenues:
Web Properties (exclusive of $4 and $10, and $17 and $37 reported below as stock-based compensation for the three months ended September 30, 2001 and 2000, and nine months ended September 30, 2001 and 2000, respectively)	3,392	4,551	11,949	14,193
Jeeves Solutions (exclusive of $5 and $10, and $18 and $37 reported below as stock-based compensation for the three months ended September 30, 2001 and 2000, and nine months ended September 30, 2001 and 2000, respectively)	2,559	5,772	11,112	15,197

Total cost of revenues	5,951	10,323	23,061	29,390
Gross profit	9,482	18,706	28,129	43,265
Operating expenses:
Product development (exclusive of $11 and $148, and $312 and $585 reported below as stock-based compensation for the three months ended September 30, 2001 and 2000, and nine months ended September 30, 2001 and 2000, respectively)	4,818	6,343	15,831	18,591
Sales and marketing (exclusive of $35 and $73, and $130 and $273 reported below as stock-based compensation for the three months ended September 30, 2001 and 2000, and nine months ended September 30, 2001 and 2000, respectively)	8,794	20,896	35,004	62,370
General and administrative (exclusive of $21 and $65, and $77 and $603 reported below as stock-based compensation for the three months ended September 30, 2001 and 2000, and nine months ended September 30, 2001 and 2000, respectively)	4,983	7,481	17,608	19,592
Stock-based compensation	76	306	554	1,535
Amortization of goodwill and other intangible assets	235	22,533	22,822	60,091
Write-off of acquired in-process technology	—	—	—	11,652
Impairment of long-lived assets	16,115	—	355,291	—
Restructuring and other	2,178	—	10,241	—

Total operating expenses	37,199	57,559	457,351	173,831

Operating loss	(27,717)	(38,853)	(429,222)	(130,566)
Interest and other income, net	251	2,203	2,610	4,731

Net loss before taxes	(27,466)	(36,650)	(426,612)	(125,835)
Provision for income taxes	—	(1,810)	—	(1,810)

Net loss	$(27,466)	$(38,460)	$(426,612)	$(127,645)

Basic and diluted net loss per share	$(0.74)	$(1.08)	$(11.73)	$(3.74)

Weighted average shares outstanding used in computing basic and diluted net loss per share	37,152,718	35,479,976	36,359,274	34,161,975

(1) Revenues from related parties	$4,776	$4,206	$14,641	$7,504

See accompanying notes to the unaudited condensed consolidated financial statements.

ASK JEEVES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2001	September 30, 2000
Operating activities
Net loss	$(426,612)	$(127,645)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,659	3,809
Stock-based compensation	554	1,535
Amortization of goodwill and other intangible assets	28,909	64,030
Impairment of long-lived assets	355,291	—
Write-off of acquired in-process technology	—	11,652
Other non-cash charges	3,234	3
Changes in operating assets and liabilities:
Accounts receivable, net	13,887	(14,255)
Other assets	3,507	41
Accounts payable and accrued expenses	(5,423)	(4,036)
Deferred revenue	(7,221)	27,154

Net cash used in operating activities	(27,215)	(37,712)
Investing activities
Purchases of property and equipment	(3,022)	(10,487)
Marketable securities restricted under line of credit agreement	(7,720)	(45,561)
Redemption of marketable securities	24,584	35,139
Business combinations, net of cash acquired	(7,804)	12,646

Net cash provided by (used in) investing activities	6,038	(8,263)
Financing activities
Issuance of common stock	1,194	129,347
Redemption of common stock	(41)	(2,254)
Issuance of notes receivable to stockholders	(200)	(2,121)
Repayment of notes receivable to stockholders	163	100
Borrowings under line of credit	11,000	—
Repayment of capital lease obligations	(658)	(607)

Net cash provided by financing activities	11,458	124,465

Increase (decrease) in cash and cash equivalents	(9,719)	78,490
Cash and cash equivalents at beginning of period	41,445	17,420

Cash and cash equivalents at end of period	$31,726	$95,910

Supplemental disclosure of noncash investing and financing activities
Common stock issued for business acquisitions	$2,059	$484,619

Foreign taxes paid	$—	$1,500

Interest paid	$438	$268

Common stock warrants issued in connection with technology licenses	$184	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

ASK JEEVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Summary of Significant Accounting Policies

The Company

    Ask Jeeves, Inc. ("Ask Jeeves" or "the Company") provides intuitive, intelligent Web interaction and business intelligence technologies and services. The Company's mission is to simplify people's lives by supplying fast access to answers and to enable companies to better acquire, retain and maximize the lifetime value of their customers. The Company delivers its question answering technologies and services through its own Web sites at Ask.com, DirectHit.com, AJKids.com, Etour.com and Teoma.com, and through the websites of its corporate customers.

    Through the Company's Web Properties Group, Ask Jeeves provides a highly targeted medium for advertisers to reach online users. The Company also syndicates its Internet-wide solutions to portals, infomediaries, and content and destination sites to help companies increase e-commerce and advertising revenue.

    Through its Jeeves Solutions Group, the Company's intuitive self-service solutions help companies convert shoppers to buyers, reduce support costs and improve customer retention. Additionally, through the ease and depth of natural language technology, Ask Jeeves provides companies with unique insight into the minds of their customers. The Company was incorporated in California in June 1996 and reincorporated in Delaware in June 1999.

Basis of Presentation

    The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in affiliates in which the Company has significant influence but does not have a controlling interest are accounted for under the equity method and investments in which the Company does not have the ability to exert significant influence are accounted for at cost. All significant intercompany transactions and balances have been eliminated upon consolidation. The accompanying condensed consolidated financial statements at September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 are unaudited but include all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair statement of the consolidated financial position, operating results and cash flows as of the interim dates and for the periods presented. Results for the interim periods ended September 30, 2001 and 2000 are not necessarily indicative of results for the entire fiscal year or future periods. The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, as amended for the year ended December 31, 2000.

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

    On December 16, 1999, Patrick H. Winston and Boris Katz filed a complaint against the Company in the United States District Court for the District of Massachusetts (Patrick H. Winston and Boris Katz v. Ask Jeeves, Inc., Case No. 99GV12584 MLW), alleging infringement by the Company of United States Patent Nos. 5,309,359 and 5,404,295 that are alleged to be held by the plaintiffs. The Company settled this lawsuit in July 2001, and an Order of Dismissal with Prejudice was entered by the Court on July 27, 2001. Under the terms of the settlement agreement, the Company received a license to certain intellectual property owned by Mr. Winston and Mr. Katz. The portion of the settlement cost allocable to the future license of intellectual property of $1.5 million is being charged to cost of revenues over a 30-month period from the date of settlement.

3.  Business Segments

    For management reporting purposes, the Company is divided into two business groups, Web Properties and Jeeves Solutions. Results of operations for these business groups include revenues, cost of revenues and gross profit information as provided to the Company's Chief Executive Officer (CEO), who is the Chief Operating Decision Maker. Information as to operating expenses, operating loss and net loss is not provided by business segment. Summarized financial information by segment for the three and nine-month periods ended September 30, 2001 and 2000, as reported to the CEO is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
WEB PROPERTIES:
Revenues	$6,997	$17,632	$23,688	$45,944
Cost of revenues	3,392	4,551	11,949	14,193

Gross profit	$3,605	$13,081	$11,739	$31,751

JEEVES SOLUTIONS:
Revenues	$8,436	$11,397	$27,502	$26,711
Cost of revenues	2,559	5,772	11,112	15,197

Gross profit	$5,877	$5,625	$16,390	$11,514

4.  Line of Credit

    The Company has available a revolving line of credit with a bank in the amount of $25 million. The line of credit expires on July 1, 2002, unless extended. Borrowings under the line of credit bear interest at LIBOR plus 0.5% (5.0% at September 30, 2001). Borrowings under the line are subject to various affirmative and negative covenants. The outstanding balance on the line of credit was $11.0 million as of September 30, 2001. As of December 31, 2000, there were no amounts outstanding under the line of credit. Additionally, at September 30, 2001, standby letters of credit of approximately $13.8 million were issued and outstanding under the line of credit, which are being maintained as security for performance under various contracts. All obligations under the line of credit are collateralized by the Company's cash and marketable securities.

5.  Comprehensive Loss

    The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
Net loss	$(27,466)	$(38,460)	$(426,612)	$(127,645)
Other comprehensive income:
Change in unrealized gain on investments	394	11	587	66

Total comprehensive loss	$(27,072)	$(38,449)	$(426,025)	$(127,579)

6.  Impairment of Long-lived Assets

    During the third quarter of 2001, the Company identified indicators of possible impairment of its long-lived assets, consisting principally of acquired intangible assets and goodwill. These indicators included the acquisition of Teoma Technologies, Inc leading to potential obsolescence of previously acquired technology, continued deterioration in the business climate for Internet advertising, further declines in the market values of our competitors in the Internet advertising industry and recent changes in our 2001 operating and cash flow forecasts.

    The Company performed asset impairment tests at the enterprise level, the lowest level for which there are identifiable cash flows related to our acquired intangible assets and goodwill. The tests were performed by comparing the expected undiscounted cash flows for a five-year period to the carrying amount of the long-lived assets resulting from purchase business combinations. Based on the results of these tests, the Company determined that the long-lived assets initially recorded in connection with its business combinations were impaired.

    The Company determined the fair value of the impaired long-lived assets using the discounted cash flow method. A write-down of long-lived assets totaling $16.1 million, allocated to acquired intangible assets and goodwill, was recorded during the three months ended September 30, 2001 reflecting the amount by which the carrying amount of the assets exceed their respective fair values.

7.  Restructuring

    The Company's Board of Directors has approved a realignment of our business organization in an effort to streamline operations, increase revenues, reduce costs and bring staffing in line with our current and anticipated requirements. In connection with the realignment, the Company incurred a restructuring charge of approximately $13.5 million during the fourth quarter of the year ended December 31, 2000 and additional charges of approximately $7.4 million during the three months ended June 30, 2001.

    The Company is committed to responding proactively to continued change in the marketplace. As a result, the Company has taken additional steps to rationalize the resources required to operate efficiently in the current market. These steps have resulted in a restructuring charge of approximately $2.1 million for the three months ended September 30, 2001.

    The following table sets forth the restructuring activity during the three and nine months ended September 30, 2001 (in thousands).

Three months ended September 30, 2001

Charged to restructuring expense:	Accrued Restructuring Costs, June 30, 2001	Restructuring Charges	Cash Paid	Accrued Restructuring Costs, September 30, 2001
Facility exit costs	$11,168	$1,857	$(976)	$12,049
Contract terminations	—	96		96
Severance and professional fees	104	134	(69)	169

Total	$11,272	$2,087	$(1,045)	$12,314

Nine months ended September 30, 2001

Charged to restructuring expense:	Accrued Restructuring Costs, January 1, 2001	Restructuring Charges	Cash Paid	Asset Write-offs	Accrued Restructuring Costs, September 30, 2001
Facility exit costs	$7,984	$7,162	$(3,097)	$—	$12,049
Asset write-offs	—	100	—	(100)	—
Contract terminations	—	614	(518)	—	96
Severance and professional fees	1,148	2,264	(3,243)	—	169

Total	$9,132	$10,140	$(6,858)	$(100)	$12,314

8.  Acquisition of Teoma Technologies, Inc.

    In September 2001, the Company acquired Teoma Technologies, Inc. a developer of next generation search technologies. The acquisition was accounted for as a purchase business combination. The purchase cost consisted of cash of $1.7 million, 2.5 million shares and assumed stock options with a fair value of $2.0 million, the assumption of liabilities of $488,000 and transaction expenses of $187,000. The purchase cost was allocated to equipment and other assets ($1.6 million) and developed technology ($2.8 million). The purchased technology is being amortized into cost of revenues over a period of three years.

9.  Recent Accounting Pronouncements

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

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001.

    The Company is currently evaluating the impact these Statements will have on its consolidated financial position and results of operations.

10. Subsequent Events

    In October 2001, the Company and Univision Communications, Inc. mutually agreed to dissolve Ask Jeeves en Espanol, a Spanish language joint venture between the companies. In connection with the dissolution, the Company will receive cash of approximately $7 million, a $5 million credit for advertising inventory on the Univision Network, and reacquire the rights and licenses originally assigned to the venture. The Company will record a gain of approximately $13.0 million in the three months ended December 31, 2001, representing the remaining balance of deferred license fees paid to the Company by the venture as well as the value of cash received by the Company. The Company had previously carried its investment in the venture at a carrying value of zero.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Except for the historical information contained herein, this overview and the following discussion contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K/A filed June 8, 2001 and registration statement on Form S-3 filed September 10, 2001. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes included elsewhere herein.

Overview

    Ask Jeeves, Inc. is a leading provider of intuitive, intelligent natural language question answering technologies and services. Our proprietary technology combined with human intelligence creates an interaction centered on understanding users' specific needs and interests and connecting them to the most relevant information, products and services. The Company delivers its natural language question answering technologies and services through its own Web sites at Ask.com, DirectHit.com, AJKids.com, Etour.com and Teoma.com.

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

    advertising revenues;

    syndication fees;

    targeting and acquisition revenues; and

    eCommerce lead generation revenues

    A significant portion of the Company's revenues from its Web Properties group is derived from the sale of promotional space on the Company's online Internet properties. Promotional space offered ranges from run of site banner advertisements and sponsorships to targeting and acquisition services. Targeting and acquisition service products are tailored to deliver a customer's promotional content to a specific target market in a dynamic, customized environment and which may include the development of co-branded, integrated websites. Revenue derived from such arrangements is recognized during the period which the service is provided, provided that no significant obligations remain at the end of the period. Company obligations typically include the guarantee of a minimum number of "impressions" or times that an advertisement appears in pages viewed by users of the Company's online properties. To the extent the minimum guaranteed impressions are not delivered, the Company defers recognition of the corresponding revenue until the remaining guaranteed impressions levels are achieved.

    Syndication services offered range from the sale of promotional material on behalf of partners to the syndication of our web-wide search technology to portals, infomediaries, and content and destination sites. Syndication fees primarily consist of revenue-sharing arrangements, fixed or fee-per-use arrangements, and revenues are recognized as the service is delivered.

    Revenues from electronic commerce are generated when a user clicks on the answer that links to an electronic commerce merchant's Web site on a cost per click, or CPC basis. Electronic commerce transaction fees are derived from short-term electronic commerce merchant contracts, averaging three months, and are recognized as services are performed.

    Revenues from our Jeeves Solutions group include revenue streams that are derived from the licensing of our natural language navigation and business intelligence technologies and from consulting services associated with implementing a customized natural language question and answering solution. We are targeting accounts in the vertical markets of technology, financial services, retail and government. We recognize consulting services, ongoing support, and licensing fees ratably over the expected term of the agreement, commencing with the implementation of service. Payments received prior to service implementation or provision of consulting services are recorded as deferred revenue and recognized ratably over the contractual term, commencing upon service implementation.

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

    We have incurred significant net losses and negative cash flows from operations since our inception, and at June 30, 2001, we had an accumulated deficit of approximately $676.8 million. These losses have been funded primarily through the issuance of preferred and common equity securities, including our initial public offering in July 1999 and follow-on public offering in March 2000. We believe that we will continue to incur negative cash flows from operations through at least the fourth quarter of 2001.

RESULTS OF OPERATIONS

  Revenues

    Revenues were $15.4 million for the three months ended September 30, 2001, and $29.0 million for the three months ended September 30, 2000. Web Properties revenues were $7.0 million or 45.3% of total revenues for the three months ended September 30, 2001 and $17.6 million or 60.7% of total revenues for the three months ended September 30, 2000. These revenues consisted of $797,000 in advertising revenues for the three months ended September 30, 2001, and $8.0 million for the three months ended September 30, 2000. Revenues from targeting and acquisition services were $3.5 million and $5.6 million for the three months ended September 30, 2001 and 2000, respectively. Syndication fees were $2.3 million for the three months ended September 30, 2001 and $1.8 million for the three months ended September 30, 2000. Electronic commerce revenues were $413,000 for the three months ended September 30, 2001 and $2.2 million for the three months ended September 30, 2000. Web Properties revenues continued to be negatively impacted by softening demand for online advertising, most significantly with respect to banner advertising. This softness was partially offset by increased demand for our newer ad products that were launched at the beginning of the second quarter of 2001. Unique users increased as compared with the prior quarter reaching approximately 14.8 million. Ask.com ranked as the 16th most visited Web site in the September 2001 Nielsen/Netratings properties listing.

    Jeeves Solutions revenues were $8.4 million or 54.7% of total revenues for the three months ended September 30, 2001, and $11.4 million or 39.3% of total revenues for the three months ended September 30, 2000. These revenues consisted of licensing fee revenues of $7.6 million for the three months ended September 30, 2001 and $7.7 million for the three months ended September 30, 2000. Consulting services were $872,000 for the three months ended September 30, 2001, and $3.7 million for the three months ended September 30, 2000. Compared with the three months ended September 30, 2000, the decrease in consulting services revenues is due to a decrease in new bookings for the quarter as a result of longer sales cycles. A significant portion of consulting services revenues result from the creation of knowledge bases and other custom features, and such revenue is recognized over the expected term of the agreement. When customers renew contracts, such renewals may not result in additional customization that would yield additional consulting service revenue.

    For the nine months ended September 30, 2001, revenues were $51.2 million as compared with $72.7 million for the nine months ended September 30, 2000. Web Properties revenues were $23.7 million or 46.3% of total revenues for the nine months ended September 30, 2001 and $45.9 million or 63.2% of total revenues for the nine months ended September 30, 2000. These revenues consisted of $3.9 million in advertising revenues for the nine months ended September 30, 2001, and $26.0 million for the nine months ended September 30, 2000. Electronic commerce revenues were $2.2 million for the nine months ended September 30, 2001 and $6.1 for the nine months ended September 30, 2000. Targeting and acquisition revenues were $11.2 million for the nine months ended September 30, 2001 and $10.4 for the nine months ended September 30, 2000. Syndication fees were $6.4 million for the nine months ended September 30, 2001, and $3.5 million for the nine months ended September 30, 2000.

    Jeeves Solutions revenues were $27.5 million or 53.7% of total revenues for the nine months ended September 30, 2001, and $26.7 million or 36.8% of total revenues for the nine months ended September 30, 2000. These revenues consisted of licensing fee revenues of $24.0 million for the nine months ended September 30, 2001 and $15.9 million for the nine months ended September 30, 2000. Consulting services were $3.5 million for the nine months ended September 30, 2001 and $10.8 million for the nine months ended September 30, 2000.

Cost of Revenues

    Cost of revenues for Web Properties was $3.4 million for the three months ended September 30, 2001 and $4.5 million for the three months ended September 30, 2000. Cost of revenues for Jeeves Solutions was $2.5 million for the three months ended September 30, 2001 and $5.8 million for the three months ended September 30, 2000. The decrease in cost of revenues is primarily attributed to decreased personnel and related costs as we have continued to leverage our improvements in technology and tools associated with developing, maintaining, analyzing and testing of our websites, as well as those associated with providing consulting, information and maintenance services to our customers. Cost of revenues also includes amortization charges related to technology acquired in business combinations.

    For the nine months ended September 30, 2001, cost of revenues for Web Properties was $11.9 million as compared with $14.2 million for the nine months ended September 30, 2000. Cost of revenues for Jeeves Solutions was $11.1 million for the nine months ended September 30, 2001 and $15.2 million for the nine months ended September 30, 2000.

Product Development Expenses

    Product development expenses were $4.8 million and $15.8 for the three and nine months ended September 30, 2001, respectively, and $6.3 million and $18.6 for the three and nine months ended September 30, 2000, respectively. The decrease in expenses is due primarily to operational streamlining resulting from our restructuring activities that have resulted in decreased personnel and related costs. Additionally, we are focusing on key, strategic areas of product development to support our business plan and have therefore eliminated a number of product development initiatives that are not essential to the strategic direction of the Company.

Sales and Marketing Expense

    Sales and marketing expenses were $8.8 million and $35.0 for the three and nine months ended September 30, 2001, respectively as compared with $20.9 million and $62.4 for the three and nine months ended September 30, 2000, respectively. The decrease in expenses is primarily attributable to decreases in advertising and public relations expenses as we continue to realize the benefits of a more focused advertising initiative, resulting in decreased customer acquisition costs. Such expenses declined from $9.5 million for the three months ended September 30, 2000 to $1.8 million for the three months ended September 30, 2001.

General and Administrative Expenses

    General and administrative expenses were $5.0 million and $17.6 for the three and nine months ended September 30, 2001, respectively, and $7.5 million and $19.6 for the three and nine months ended September 30, 2000, respectively. The decrease in expenses is attributable to the favorable impact on personnel and related costs and travel expenses that the efficiencies resulting from our restructuring activities have yielded, as well as a decrease in the provision for doubtful accounts and in legal expenses from that recorded during the three months ended September 30, 2000.

Stock-based Compensation

    For the three and nine months ended September 30, 2001, we recorded $76,000 and $554,000, respectively in amortization of deferred stock compensation in connection with the grant of stock options to employees and consultants. This compares with $306,000 and $1.5 million for the three and nine months ended September 30, 2000. The decrease in amortization is due to the graded vesting method of amortization resulting in larger deferred compensation charges being incurred in earlier periods.

In-Process Technology

    For the nine months ended September 30, 2000, we recorded purchased in-process research and development costs of $11.7 million in connection with the acquisition of certain technology from Evergreen and Direct Hit. There were no similar acquisitions during the three or nine months ended September 30, 2001.

Impairment of Long-lived Assets

    During the third quarter of 2001, we identified indicators of possible impairment of our long-lived assets, consisting principally of acquired intangible assets and goodwill. These indicators included the acquisition of Teoma Technologies, Inc leading to potential obsolescence of previously acquired technology, continued deterioration in the business climate for Internet advertising, decreases in average advertising rates, reduced levels of venture capital funding activity for Internet-based consumer businesses, significant declines in the market values of our competitors in the Internet advertising industry and recent changes in our 2001 operating and cash flow forecasts.

    We performed asset impairment tests at the enterprise level, the lowest level for which there are identifiable cash flows related to our acquired intangible assets and goodwill. The tests were performed by comparing the expected undiscounted cash flows for a five-year period to the carrying amount of the long-lived assets resulting from purchase business combinations. Based on the results of these tests, we determined that long-lived assets initially recorded in connection with our business combinations were impaired.

    We measured the impairment loss related to long-lived assets based on the amount by which the carrying amount of such assets exceeded its fair value. Measurement of fair value was based on an analysis of the future discounted cash flows at the enterprise level. In performing this analysis, we used the best information available in the circumstances including reasonable and supportable assumptions and projections. The discounted cash flow analysis considered the likelihood of possible outcomes and was based on our best estimate of projected future cash flows, discounted at a discount rate of 28 percent. The discount rate was based on historical risk premiums required by investors for companies of our size, industry and capital structure and included risk factors specific to us.

    The analysis indicated that our long-lived assets were impaired by an amount totaling $16.1 million. Accordingly, we recorded an impairment write-down, allocated to acquired intangible assets and goodwill, of this amount during the three month period ended September 30, 2001.

    We did not record any write-downs of long-lived assets during the three months ended September 30, 2000.

Restructuring and Other

    The Company's Board of Directors has approved a realignment of our business organization in an effort to streamline operations, increase revenues, reduce costs and bring staffing in line with our current and anticipated requirements. In connection with the realignment, the Company incurred a restructuring charge of approximately $13.5 million during the fourth quarter of the year ended December 31, 2000 and additional charges of approximately $7.4 million during the three months ended June 30, 2001.

    The Company is committed to responding proactively to continued change in the marketplace. As a result, the Company has taken additional steps to rationalize the resources required to operate efficiently in the current market. These steps have resulted in a restructuring charge of approximately $2.1 million for the three months ended September 30, 2001.

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

Interest and Other Income

    Interest and other income was $251,000 for the three months ended September 30, 2001, and $2.2 million for the three months ended September 30, 2000. The decrease in net interest income is attributable to interest expense on the borrowings under our line of credit partially offsetting investment income, as well as decreases in market yields on investment securities and decreased balances of securities invested over the period.

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

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001.

    The Company is currently evaluating the impact these Statements will have on its consolidated financial position and results of operations.

Subsequent Events

    In October 2001, the Company and Univision Communications, Inc. mutually agreed to dissolve Ask Jeeves en Espanol, a Spanish language joint venture between the Companies. In connection with the dissolution, the Company will receive cash of approximately $7 million, a $5 million credit for advertising inventory on the Univision Network, and reacquire the rights and licenses originally assigned to the venture. The Company will record a gain of approximately $13.0 million in the three months ended December 31, 2001, representing the remaining balance of deferred license fees paid to the Company by the venture as well as the value of cash received by the Company. The Company had previously carried its investment in the venture at a carrying value of zero.

    As a result of dissolving the venture, the Company will no longer recognize license revenues resulting from amortization of deferred revenues which previously amounted approximately $800,000 per quarter.

Seasonality and Quarterly Fluctuations in Operating Results

    Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. Factors that may adversely affect our results of operations include:

  —
  our ability to obtain new corporate customers, the length of the development cycle for corporate customers and the timing of revenue recognition with respect to contracts with corporate customers;

  —
  our ability to obtain new advertising contracts, maintain existing ones, and effectively manage our advertising inventory;

  —
  the number of questions asked and answered on our websites and on the Web sites of our corporate customers;

  —
  our ability to attract and retain advertisers and our ability to link our electronic commerce partners to potential customers;

  —
  rate changes for advertising on our websites;

  —
  marketing expenses and technology infrastructure costs as well as other costs that we may incur as we expand our operations.

  —
  seasonal and other fluctuations in demand for our electronic commerce services and for advertising space on our websites;

  —
  our ability to develop and introduce new technology;

  —
  announcements and new technology introductions by our competitors;

  —
  our ability to attract and retain key personnel; and

  —
  costs relating to possible acquisitions and integration of technologies or businesses;

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

Liquidity and Capital Resources

    Since our inception, we have financed our operations primarily through the private placement of equity securities, our initial public offering and our follow-on offering. As of September 30, 2001, we had $79.1 million in cash and cash equivalents and marketable securities. Of this amount, $25.0 million is restricted as collateral for borrowings and various contractual obligations.

    The Company has available a revolving line of credit with a bank in the amount of $25 million. The line of credit expires on July 1, 2002, unless extended. Borrowings under the line of credit bear interest at LIBOR plus 0.5% (5.0% at September 30, 2001). Borrowings under the line are subject to various affirmative and negative covenants. The outstanding balance on the line of credit was

$11.0 million as of September 30, 2001. As of December 31, 2000, there were no amounts outstanding under the line of credit. Additionally, at September 30, 2001, standby letters of credit of approximately $13.8 million were issued and outstanding under the line of credit, which are being maintained as security for performance under various contracts. All obligations under the line of credit are collateralized by the Company's cash and marketable securities.

    Our operating activities resulted in net cash outflows of $27.2 million for the nine months ended September 30, 2001, and $37.7 million for the nine months ended September 30, 2000. Net cash used in operating activities resulted primarily from net losses adjusted for non-cash operating activities and decreases in accounts receivable, partially offset by the timing of accounts payable payments, other accrued liabilities and deferred revenue.

    Investing activities provided cash of $6.0 million for the nine months ended September 30, 2001, compared to net cash used of $8.3 million for the nine months ended September 30, 2000. Net cash provided by investing activities related primarily to the net redemption of marketable securities of $16.9 million.

    Financing activities provided cash of $11.5 for the nine months ended September 30, 2001, and $124.5 million for the nine months ended September 30, 2000. Net cash provided by financing activities was due to our draw against our line of credit for $11.0 million to take advantage of the favorable relationship between our fixed costs of borrowing relative to available fixed yields in the marketplace over the same term. Cash provided by financing activities was higher for the nine months ended September 30, 2000 due to net proceeds of $129.3 million, primarily from the sale of common equity securities in our follow-on offering. There was no such offering in the period ended September 30, 2001.

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

  •
  increase the number and types of businesses that use our search technologies and services;

  •
  increase the value of our search technologies and services to our users, customers, electronic commerce merchants and advertisers; and

  •
  attract, integrate, retain and motivate qualified personnel.

    We cannot be certain that our business strategy will be successful or that we will successfully address these risks.

We Have a History of Net Losses and Expect to Continue to Incur Net Losses.

    We incurred net losses in each quarter since inception and, as of September 30, 2001, we had an accumulated deficit of approximately $676.8 million. We expect to have net losses and negative cash flows, as determined under accounting principles generally accepted in the United States, for the foreseeable future. The size of these net losses will depend, in part, on the rate of growth of our revenues from our advertisers, corporate customers and electronic commerce merchants and on our expenses. It is critical to our success that we continue to expend financial and management resources to develop our brand loyalty through marketing and promotion, enhancement of our search technologies and services and expansion of our other services. Beginning in late 2000, we announced steps to narrow our net losses, including business realignment and a reduction in our workforce. Although these steps are intended to reduce our net losses in the future, we cannot guarantee that these steps will achieve the expected reduction in net losses.

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

Our Business Realignments May Not Result in the Intended Benefits.

    In the fourth quarter of 2000, we announced a realignment of our business organization in an effort to streamline operations, increase revenues, reduce costs and bring staffing in line with our current and anticipated requirements. Through the realignment, our two business units, Jeeves Solutions and Web Properties, were given independent gross profit and loss accountability. Our Jeeves Solutions business focuses on licensing our technologies to corporate clients and our Web Properties business focuses on sales of our targeting solutions on our Web sites. In addition, as part of our business realignment, we have implemented workforce reductions and facility closures as necessary to rationalize the resources required to operate efficiently in the current market.

    Although we believe that our business realignments will assist us in streamlining operations, increasing revenues, reducing expenses and thereby achieving profitability, we cannot assure you that we will achieve these intended results. If we are not successful in increasing revenues and decreasing costs, we may never achieve profitability.

Our Workforce Reductions and Financial Performance May Adversely Affect the Morale and Performance of our Personnel and our Ability to Hire New Personnel

    Our recent business realignment included reductions in our workforce in order to reduce costs and bring staffing in line with our anticipated requirements. There were costs associated with the workforce reductions related to severance and other employee-related costs, and our realignment plan may yield unanticipated costs and consequences, such as attrition beyond our planned reduction in staff. In addition, our common stock has recently declined in value below the exercise price of many options granted to employees pursuant to our stock option plans. Thus, the intended benefits of the stock options granted to our employees, the creation of performance and retention incentives, may not be realized. In addition, workforce reductions and management changes create anxiety and uncertainty and may adversely affect employee morale. As a result, we may lose employees whom we would prefer to retain. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies they perceive as having less volatile stock prices.

Our Search Technologies and Services are Unproven.

    We will be successful only if Internet users adopt our search technologies and services as a primary method of navigating the Internet. Internet users have a variety of other search techniques, such as directory searches, available to them to navigate the Internet. Users can also rely on methods, such as call centers, chat rooms and e-mail, rather than difficult-to-navigate corporate Web sites, to obtain information on products and services. Our search technologies, including those of our recent acquisition Teoma Technologies, Inc., are novel and unproven. It is difficult to predict the extent and rate of user adoption of our search technologies and services. Users of our services may try our Web sites and then revert to other search techniques to navigate the Internet or choose new search techniques. It is uncertain whether widespread acceptance of our search technologies and services will occur.

Our Methods of Generating Revenue are Relatively New and Largely Untested.

    Internet Advertising.  We expect that revenues from advertising will continue to represent a significant portion of our total revenues for the foreseeable future. We have recently experienced a decrease in our advertising revenues which may continue for the foreseeable future due to the prevailing conditions in the online advertising market and to downward pressure on advertising rates industry-wide.

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

    Licensing.  For the nine months ended September 30, 2001, $23.6 million, or approximately 46.1% of our revenues, were generated from licensing our services to corporate customers and to our joint ventures through our Jeeves Solutions Group. Jeeves Solutions revenues include intellectual property licensing revenues of approximately $14.6 million from our joint ventures. If, in the future, we are unable to generate sufficient licensing revenue from our corporate customers and/or our joint ventures, our results of operations could be substantially impaired.

    Renewals.  The Jeeves Solutions group depends in part on its existing customer base for additional future revenue from services and licenses of other products. If our customers fail to renew their maintenance agreements, our revenue could decrease. The maintenance agreements are generally renewable annually at the option of the customers and there are no mandatory payment obligations or obligations to license additional software. Therefore, current customers may not necessarily generate significant maintenance revenue in future periods. In addition, customers or joint venture partners may not necessarily continue to purchase additional products or services. Our services revenue and maintenance revenue also depend upon the use of these services by our installed customer base. Any downturn in software license revenue could result in lower service revenues in future quarters.

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

We Rely on Third-Party Advertising Delivery

    We rely on third-party advertising services, provided by DoubleClick, Inc. to deliver advertisements to our users. DoubleClick is currently the only provider available in the market that meets our delivery needs. If DoubleClick fails to deliver the advertisements as contracted for, due to reliability or performance problems, or if advertisements cannot be targeted as promised to advertisers, our revenues may decrease.

We Will Only Be Able to Execute Our Business Plan if Internet Usage Grows

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

We Depend on Third Party Content

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

    Over the last several years, the American Institute of Certified Public Accountants issued Statement of Position or SOP 97-2, "Software Revenue Recognition," and SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. In addition, in December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101, which explains how the SEC staff believes existing revenue recognition rules should be applied. The Company believes that it is currently in compliance with SOP 97-2, SOP 98-9 and SAB 101.

    The accounting profession continues to discuss certain provisions of SOP 97-2 and SAB 101 with the objective of providing guidance on potential interpretations. These discussions and the issuance of interpretations, once finalized, could lead to unanticipated changes in the Company's current revenue accounting practices, which could cause Ask Jeeves to recognize lower revenues. As a result, the Company may need to change its business practices in order to continue to recognize our license and service revenues in a manner consistent with our current practices. These changes may extend sales cycles, increase administrative costs and otherwise adversely affect our business.

Events or Changes in Circumstances May Result in Continued Impairment of Our Goodwill and Acquired Intangible Assets.

    The Company has recorded significant amounts of goodwill and other intangible assets on its consolidated financial statements. In the first quarter of 2001, we identified indicators of possible impairment of these assets and subsequently recorded an additional impairment charge of $339.2 million to our results of operations during that quarter. In the third quarter of 2001 we identified additional indicators of possible impairment of these assets and recorded an impairment charge of $16.1 million to our results of operations during that quarter. These assets will continue to be subject to evaluation for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If a determination is made that the assets are impaired, it could result in a significant reduction in the carrying value of such assets and a material adverse effect upon the Company's consolidated financial position or results of operations.

    In addition, in July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations," and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 141 changes the criteria for recognizing intangible assets apart from goodwill in accounting for business combinations under the purchase method. SFAS 142 requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale.

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

Our Business Will Suffer in a Variety of Ways Unless Overall Economic Conditions Improve

    Current economic conditions pose a variety of additional challenges to our business. The financial condition of many of our customers has deteriorated and continues to deteriorate because of their inability to raise additional funds for their businesses. The ability of these customers to generate additional revenue for us has been reduced dramatically, if not eliminated. Our inability to rapidly replace this portion of our customer base will have a material adverse impact on our business.

    Additionally, many of our customers are making and will continue to make significant cutbacks in their sales and marketing efforts and capital expenditures, which will in turn adversely affect our financial results.

Recent Terrorist Activities and Resulting Military and Other Actions Could Adversely Affect Our Business

    Terrorist attacks in New York and Washington, D.C. in September of 2001 have disrupted commerce throughout the world. The continued threat of terrorism and the potential for military action and heightened security measures in response to this threat may cause significant disruption to commerce throughout the world. To the extent that this disruption results in a general decrease in corporate spending on information technology or advertising, our business and results of operations could be materially and adversely affected. We also may experience delays in receiving payments from customers that have been affected by the attacks, which, in turn, would harm our cash flow. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term adverse effect on our business, results of operations or financial condition. These and other developments arising out of the attacks may make the occurrence of one or more of the factors discussed under "Risk Factors" in this prospectus more likely to occur.

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

Our Growth Will Depend on Our Ability to Develop and Maintain Our Brands.

    We believe that favorable consumer and business community perceptions of the Ask Jeeves brands are essential to our future success. Accordingly, we intend to continue pursuing brand-enhancement strategies, which will include mass market and multimedia advertising, promotional programs and public relations activities. These expenditures may not result in a sufficient increase in revenues to cover such advertising and promotional expenses. In addition, even if brand recognition increases, the number of new users may not increase. Further, even if the number of new users increases, the amount of traffic on our Web sites and the number of corporate customers may not increase sufficiently to justify the expenditures.

We Must Continually Improve Our Systems, Controls and Procedures.

    We have a limited operating history, and have experienced rapid growth, which has placed a significant strain on our managerial, financial and operational resources. As a result of our recent realignment of our business, we must continue to improve our operational and financial systems and managerial controls and procedures, train and manage our workforce with reduced human resources. We cannot be assured that our systems, procedures or controls will be adequate to support our operations or that we will be able to manage any growth effectively. If we do not manage growth effectively, our business would be seriously harmed.

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

We May Not Be Able to Effectively Compete Against Our Current and Potential Competitors.

    Web Properties.  We face direct competition from companies that provide Internet search and directory services. For example, Web Properties competes with search engines, including AltaVista Company, Excite@Home Corporation, Google Inc., Northern Light, and Inktomi Corporation, for the traffic generated by Internet users seeking links to third-party content to address their online information needs. Web Properties also competes with directory services, such as Overture Services, Inc., Inc. LookSmart, Ltd., and Yahoo! Inc., because they provide alternative ways for users to obtain the desired information.

    Jeeves Solutions.  We compete with a number of companies that provide customer self-service solutions for corporate customers. For example, Jeeves Solutions competes with other companies that provide advanced natural language solutions, such as iPhase Technologies, Inc. and Kanisa Inc., search technology companies, such as Inktomi Corporation and Verity, Inc.; knowledge management companies such as Primus Knowledge Systems, and eGain Communications Company; and customer relationship management companies, such as Siebel Systems, Inc. and Kana Communications, Inc.

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

Our Geographic Properties May Not Be Successful

    Our wholly owned subsidiary, Ask Jeeves International, Inc., or AJI, was formed for the purpose of marketing our search technologies and services outside of the United States. AJI provides our services in the United Kingdom, Japan, Australia and to the Spanish-speaking market worldwide either directly or through the formation of joint ventures. This expansion into international markets requires substantial management attention and financial resources. We cannot be certain that our investment in AJI and in establishing operations in other countries will produce the desired levels of revenue. In addition, AJI and its investment properties are subject to other inherent risks and problems, including:

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

Our Operating Results are Volatile and Difficult to Predict.

    You should not rely on our results of operations during any particular quarter as an indication of our future results for a full year or any other quarter. Our quarterly revenues and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including:

  •
  our ability to obtain new corporate customers, the length of time needed to implement our search technologies and services for corporate customers and the timing of revenue recognition with respect to contracts with corporate customers;

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

    We have experienced seasonality in user traffic to our Websites, including lower traffic during the year-end holiday season and a slower rate of growth during the summer months. Given our limited operating history, user traffic on our Web sites is extremely difficult to forecast accurately. Moreover, obtaining new corporate customers depends on many factors that we are not able to control, such as the allocation of budgetary resources by potential customers. The sales cycle for obtaining new corporate customers has averaged four months. Therefore, it is difficult to predict the number of corporate customers that we will have in the future. We may be unable to adjust spending to compensate for an unexpected shortfall in our revenues. As a result, if we experience an unexpected shortfall in revenues, or if our revenues do not grow faster than the increase in these expenses, we could experience significant variations in the operating results from quarter to quarter.

Our Stock Price may Fluctuate Significantly Regardless of Our Actual Operating Performance

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

If We Fail to Meet the Expectations of the Public Market Analysts and Investors, the Market Price of Our Common Stock May Decrease Significantly

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

Failure to Comply With Nasdaq's Listing Standards Could Result in Our Delisting By Nasdaq From the Nasdaq National Market and Severely Limit the Ability to Sell Any of Our Common Stock.

    Our stock is currently traded on the Nasdaq National Market. Under Nasdaq's listing maintenance standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, Nasdaq may choose to notify us that it may delist our common stock from the Nasdaq National market. If the closing bid price of our common stock does not thereafter regain compliance for a minimum of 10 consecutive trading days during the 90 days following notification by Nasdaq, Nasdaq may delist our common stock from trading on the Nasdaq National market. There can be no assurance that our common stock will remain eligible for trading on the Nasdaq National market. If our stock were delisted, the ability of our shareholders to sell any of our common stock at all would be severely, if not completely, limited.

Failure to Add or Retain Corporate Customers May Have an Adverse Effect On Our Revenues

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

Implementing Our Services for Some of Our Corporate Customers is Labor Intensive

    Because the implementation of some of our services is labor intensive, it is difficult to predict the length of the development cycle. Factors that affect the length of the development cycle include the overall size and complexity of the Web site, the interaction with the customer and the dynamic nature of the content. Launching a customized version of some of our services may take a month or longer. The long development cycle makes it difficult to predict the delivery time to the customer, realize our revenue goals and manage our internal hiring needs to meet new projects. In addition, in order to meet increased demand by corporate customers, we may have to hire additional people and train them in advance of orders. When we outsource development of custom knowledge bases, we will have little control over the speed and quality of the development. Any decline in the speed or quality of the implementation of our services could seriously harm our business.

We May Be Liable for Our Links to Third-Party Web Sites

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

We Face Risks Related to Expanding Into Relatively New Services and Business Areas

    To increase our revenues, we will need to refine our business model by promoting new or complementary products and by targeting our products and services to meet the needs of different customers. Our development of new product and service offerings may not be timely or may not generate sufficient revenues to offset their cost. For example, we recently announced the launch of JeevesOne, a packaged, question answering software product. We may be unsuccessful in our attempt to enter the enterprise software market. Further, the evolution of our online targeting and acquisition services may strain our management, financial and operational resources. If this occurs, our business, operating results and financial condition will be seriously harmed.

Our Future Success Depends on Our Ability to Attract, Retain Key Management and Skilled Technical Employees

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

We Need to Expand Our Sales and Support Organizations

    Competition for highly-qualified sales personnel is intense, and we may not be able to maintain the kind and number of sales personnel we need. Hiring highly qualified customer service and account management personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of the Internet. If we are unable to hire and retain qualified sales personnel our business may suffer.

The Operating Performance of Our Systems and Servers is Critical to Our Business and Reputation

    Any system failure, including network, software or hardware failure, that causes an interruption in our service or a decrease in responsiveness of Ask Jeeves could result in reduced user traffic on our Web sites and reduced revenues. We have network and server equipment located at AboveNet, Exodus, Qwest and Hosting.com in various locations in California and Massachusetts and in London, England. Although we believe that our current back-up methods are adequate, we cannot be assured that the back-up servers will not fail or cause an interruption in our service.

    We have experienced slower response times and interruptions in service due to malfunction at our hosting facilities and on the Internet backbone networks, major software upgrades on our Web sites and undetected software defects. Our Web sites have had partial interruptions for periods ranging from a few minutes to three hours. In addition, our Web sites could also be affected by computer viruses, electronic break-ins or other similar disruptions. If we experience outages, frequent or persistent system failures or degraded response times, our reputation and brand could be permanently harmed. In addition, we could lose advertising revenues during these interruptions and user satisfaction could be negatively impacted if the service is slow or unavailable.

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

Power Outages In California Could Adversely Affect Us

    We have significant operations in the state of California and are dependent on a continuous power supply. California's energy crisis could substantially disrupt our operations and increase our expenses. California has recently implemented, and may in the future continue to implement, rolling blackouts throughout the state. Although state lawmakers are working to minimize the impact, if blackouts interrupt our power supply we may be temporarily unable to continue operations at our California facilities. Any such interruption in our ability to continue operation at our facilities could delay the development of our products and services and disrupt communications with our customers or other third parties on which we rely, such as Web hosting service providers. Future interruptions could damage our reputation and could result in lost revenue, either of which could substantially harm our business and results of operations. Furthermore, shortages in wholesale electricity supplies have caused power prices to increase. If energy prices continue to increase, our operating expenses will likely increase which could have a negative effect on our operating results.

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

We May Not Be Able to Adapt Evolving Internet Technologies and Customer Demands

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

We May Face Potential Liability, Loss of Users and Damage to our Reputation for Violation of Privacy Policies

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

Government Regulation and Legal Uncertainties Could Harm Our Business

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

    Legislation limiting the ability of the states to impose taxes on Internet-based transactions recently has been enacted by the United States Congress. However, this legislation, known as the Internet Tax Freedom Act, imposed only a three-year moratorium on state and local taxes on electronic commerce, where such taxes are discriminatory and Internet access, unless such taxes were generally imposed and actually enforced prior to October 1, 1998. The legislation, which commenced October 1, 1998 and was to have expired on October 21, 2001, has since been given a five year extension by the House of Representatives. It is unclear which steps the legislature will take next, and failure to continue to renew this legislation would allow various states to impose taxes on Internet-based commerce. The imposition of such taxes could impair the growth of the e-commerce marketplace and impair our ability to become profitable.

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

We May Face Potential Electronic Commerce-Related Liabilities and Expenses

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

We May Be Unable to Protect Our Intellectual Property Rights and Other Proprietary Rights and We May Be Liable for Infringing Upon the Intellectual Property Rights of Others

    Third parties may assert infringement claims against us. From time to time in the ordinary course of business we have been subject to claims of alleged infringement of the trademarks and other intellectual property rights of third parties. Any such claims, if made, and any resulting litigation, should it occur, could subject us to significant liability for damages. In addition, even if we prevail, litigation could be time-consuming and expensive to defend, and could result in the diversion of our time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into agreements with the third parties making these claims.

We May Not Be Able to Secure Additional Financing to Meet Our Future Capital Needs

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

Provisions in Delaware Law and our Charter, Stock Option Agreements and Offer Letters to Executive Officers may Prevent or Delay a Change Of Control

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

    Furthermore, in April 2001, we adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of May 7, 2001. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of our Series A Junior Participating Preferred Stock for $20 per unit. Under certain circumstances, if a person or group acquires 15% or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $20 exercise price, shares of our common stock or of any company into which we are merged having a value of $40. The rights expire on May 7, 2011 unless extended by our board of directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors, our rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our board of directors regarding such acquisition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    The Company is exposed to interest rate, market and credit risk and related change in the market values of its investment portfolio. The Company places its investment portfolio primarily in high credit quality corporate, asset-backed, agency and municipal debt instruments. Investments in both fixed and floating rate securities have some degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted by increases in interest rates. Floating rate securities may produce less income than anticipated if interest rates fall. As a result, changes in interest rates may cause us to incur losses in principal if we are forced to sell securities that have declined in market value or may result in lower than anticipated investment income. Our investment portfolio is categorized as available-for-sale and accordingly is presented at fair value on the balance sheet.

    The Company manages its exposure to interest rate, market and credit risk in the investment portfolio with investment policies and procedures that limit such things as term, credit rating and the amount of credit exposure to any one issue, issuer and type of instrument. The Company has not used derivative financial instruments in its investment portfolio.

    During the nine months ended September 30, 2001, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were insignificant. Further, we believe that the impact on the fair market value of our securities and our earnings for the remainder of the year from a hypothetical 10% change in interest rates would not be significant.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    On December 16, 1999, Patrick H. Winston and Boris Katz filed a complaint against the Company in the United States District Court for the District of Massachusetts (Patrick H. Winston and Boris Katz v. Ask Jeeves, Inc., Case No. 99GV12584 MLW), alleging infringement by the Company of United States Patent Nos. 5,309,359 and 5,404,295 that are alleged to be held by the plaintiffs. The Company settled this lawsuit in July 2001, and an Order of Dismissal with Prejudice was entered by the Court on July 27, 2001. Under the terms of the settlement agreement, the Company received a license to certain intellectual property owned by Mr. Winston and Mr. Katz. The portion of the settlement cost allocable to the future license of intellectual property of $1.5 million is being charged to cost of revenue over a 30-month period.

Item 2. Changes in Securities and Use of Proceeds

    Not applicable.

Item 3. Defaults Under Senior Securities

    Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

    Not applicable.

Item 5. Other Information

    Not applicable.

Item 6. Exhibits and Reports on Form 8-K

    a) Exhibits

    b) Reports on Form 8-K.

    On September 10, 2001, the Company filed a report on Form 8-K, which announced that the acquisition of Teoma Technologies, Inc. A copy of the Agreement and Plan of Merger and Reorganization and the Registration Rights Agreement were attached and incorporated by reference therein.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASK JEEVES, INC.
November 1, 2001	By:	/s/ A. GEORGE (SKIP) BATTLE A. George (Skip) Battle Chief Executive Officer (Principal Executive Officer)
November 1, 2001	By:	/s/ STEVEN J. SORDELLO Steven J. Sordello Chief Financial Officer (Principal Executive Officer)
November 1, 2001	By:	/s/ CHRISTINE M. DAVIS Christine M. Davis Vice President and Corporate Controller (Principal Accounting Officer)

QuickLinks

PART I. FINANCIAL INFORMATION
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
BUSINESS RISKS
PART II. OTHER INFORMATION
SIGNATURES