Form 10-K
period 2001-12-31
ASK JEEVES INC
filed 2002-02-28
CIK 1054298

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
Washington, D.C.20549

/x/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2001 or

/  / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                              to

Commission File No. 000-26521

FORM 10-K

Ask Jeeves, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)
5858 Horton Street, Suite 350,
Emeryville, CA 94608
(Address of principal executive offices and zip code)

94-3334199
(I.R.S. Employer Identification No.)

Registrant's telephone number, including area code (510) 985-7400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
Preferred Stock Purchase Rights

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form  10-K or any amendment to this Form 10-K. / /

The approximate aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the average of the high and low prices of the Common Stock on January 16, 2002 as reported by NASDAQ National Market was approximately $127,513,641.20. Shares of Common Stock held by each officer and director and by each person who owns 5% or more outstanding Common Stock of the Registrant have been excluded from this computation in that such persons may be deemed to be affiliates. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

        As of February 26, 2002, the Registrant had 39,963,630 shares of Common Stock outstanding.

DOCUMENTS TO BE INCORPORATED BY REFERENCE

Portions of Ask Jeeves' Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the 2002 Annual Meeting of Stockholders ("Annual Meeting") are incorporated hereby by reference into Part III of this report.

Certain exhibits filed with Ask Jeeves' Registration Statement on Form S-1, No. 333-77539; Current Report on Form 8-K, filed with the Commission on November 18, 1999; Current Report on Form 8-K, filed with the Commission on February 14, 2000; Registration Statement on Form S-1, No. 333-95691; Registration Statement on Form S-1, No. 333-30494; Quarterly Report filed with the Commission on November 14, 2000; Form 10-K filed with the Commission on April 2, 2001; Current Report on Form 8-K, filed with the Commission on May 10, 2001; Registration Statement on Form S-8, No. 333-73400; Quarterly Report filed with the Commission on August 14, 2001; Current Report on Form 8-K, filed with the Commission on September 17, 2001, are incorporated by reference into Part IV of this report.

ASK JEEVES, INC.
2001 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 7 below, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Forward-Looking Statements."

Overview

Headquartered in Emeryville, California, Ask Jeeves is a provider of natural language question answering technologies and services. Our proprietary technology creates an interaction centered on understanding users' specific needs and interests and connecting them to the most relevant information, products and services. Specifically, our natural language technology allows users to ask a question in plain English (or another language) and receive a response pointing to relevant answers. We believe that by providing an intuitive way to access information on the World Wide Web ("Web"), we make online navigation a more satisfying experience for consumers. We also believe that our natural language approach enables companies to better establish connected self-service solutions. The Company serves its customers through its two divisions, Web Properties and Jeeves Solutions.

Through patented search technology and natural-language capabilities, Ask Jeeves Web Properties provide consumers with a simple and fast way to find relevant answers to their everyday questions. The Ask Jeeves Keyword Network, the Company's advertising services network, provides companies with targeted and effective tools for reaching a broad base of highly valuable customers.

We deliver our search technologies and services through our own Web sites at Ask.com, AJKids.com and Teoma.com. We also syndicate our technologies to portals, infomediaries, and content and destination sites to help companies increase e-commerce and advertising revenue through powerful search.

The first natural language search service on the Web, Ask Jeeves has maintained its position as a consistent top twenty Web property in terms of traffic and advertising. As of December 2001, our combined Web Properties attracted an audience of 15.7 million unique monthly users per Nielsen Netratings who viewed an average of approximately 15.8 million Web pages per day on Ask Jeeves' online properties. Because of our broad reach and comprehensive suite of keyword targeted advertising products, we believe Ask Jeeves Web Properties provide a relevant medium for companies seeking to reach online audiences.

Jeeves Solutions software and service offerings allow corporations to establish connected self-service solutions that supplement the activities of call center, contact centers and marketing departments. Jeeves Solutions core software application, JeevesOne, allows customers to get answers to their questions, and with the use of additional modules, take action through a variety of connected enterprise transaction systems. In turn, through Jeeves Analytics, companies learn about user behavior, interests and trends, allowing them to better serve customer needs. We believe our technology and services increase user satisfaction while enabling corporations to profit from the interactions and retain customers.

Ask Jeeves, Inc.  3

Jeeves Solutions software products are designed around the JeevesOne engine, which serves as the hub for question answering and analytics. The JeevesOne engine is connected to various information sources in the customer's organization, including web pages, flat documents, relational databases, content management systems, core business transaction systems, ERP (Enterprise Resource Planning) systems, and numerous others. Connectivity to the breadth of an organization's systems allows JeevesOne to respond automatically, drawing from the information in these systems, to the entire spectrum of inquiries customers ask of a business throughout the lifecycle of customer involvement. By connecting to the systems a company uses to operate its business. We believe that JeevesOne is unique in that it can satisfy the entire spectrum of customer questions, spanning product research, purchase, customer service, and reengagement. Consequently, we believe Jeeves Solutions products can yield significant return on investment for the customer.

Fiscal year 2001 saw the continuation of the challenging business environment begun in 2000. We responded by implementing changes across our organization that we believe make Ask Jeeves a stronger company and increase long-term shareholder value. During 2001, we completed our restructuring that realigned our company into two business units and eliminated significant amounts of cost from our operations. Our sales force for both Web Properties and Jeeves Solutions was reorganized and management teams streamlined. We launched innovative products in both the Web Properties and Jeeves Solutions businesses. We also made a number of strategic technology acquisitions during the year that we believe will enable us to continue to develop cutting edge products and offer innovative services.

Ask Jeeves ended fiscal year 2001 with revenues of approximately $66.5 million, a 30.5 percent decline from fiscal 2000. While the economic environment stalled the Company's growth, we believe the steps we have taken during the year leave us better positioned to serve customers and target new market opportunities in the future.

Ask Jeeves Web Properties

Industry Background

Search continues to be an essential online activity for the Web's millions of users. Second only to email usage, nearly 80 percent of the Internet population navigates the Web via search engines. In addition to email and search, Internet users research products and services, browse local content and send electronic greeting cards.

Already a dynamic and accepted medium, the number of active Internet users is expected to grow 11 percent to 129.4 million consumers in 2002. As such, the $7.5 billion online advertising industry is forecast to experience a 15 percent growth in 2002 to $8.6 billion. By 2006, online advertising is expected to become a $20.7 billion industry.

Ask Jeeves Web Properties include Ask.com, Ask Jeeves for Kids at AJKids.com, Teoma.com, the Ask Jeeves Keyword Network and Ask Jeeves Syndicated Search.

Ask.com

Ask.com is the flagship Web property for our search network. Ask.com provides consumers with an easy-to-use Web interface to assist them in finding the most relevant answers to their questions. When a user enters a question or multiple keywords, Ask.com parses the query for word meaning and grammar and displays a selection of relevant search results. The results include dialogue questions from the Ask Jeeves' Knowledge Base, automated search results generated from our proprietary popularity and subject-

4  Ask Jeeves, Inc.

specific popularity technologies, metasearch results from other search engines and paid placement listing from our partners.

Jeeves, the Web's most famous face (according to NPD Wave 4 Study, March 2001), serves as a trusted guide for our users, providing them with help and direction throughout their search experience. In December 2001, Ask.com processed approximately 3.2 million queries a day compared to approximately 3 million questions in December 2000. The number of unique users increased from 11.8 million users in December of 2000 to more than 15.7 million in December 2001 per Nielsen/Netratings. In September 2001, we acquired Teoma Technologies and integrated their highly advanced subject-specific popularity results into Ask.com to deliver more authoritative and relevant results to Ask Jeeves users. Within a few weeks of integrating this technology, we believe user satisfaction on Ask.com increased by more than 25 percent.

Ask Jeeves for Kids

Modeled on Ask.com, Ask Jeeves for Kids at AJKids.com is a child-friendly version of the Ask.com site that enables children to find answers to frequently asked questions about a variety of topics, from soccer to homework help. Examples of question templates are "Who was the 15th president?" and "What is it like on the moon?"

Teoma

Ask Jeeves acquired Teoma Technologies, Inc. in September 2001. Teoma's Subject-Specific PopularitySM technology processes and organizes the most relevant and authoritative Web sites in real time. Teoma.com, which is currently operating in a beta, or test phase, is maintained as a stand-alone search engine. We expect Teoma.com will be formally launched as a standalone site in the first half of 2002.

Teoma's technology provides users of Teoma.com with three types of search results:

  •
  RESULTS are relevant search results that match a user's query.

  •
  REFINE organizes results into specific sub-topic categories, so users can refine their search to find the results most closely related to their query. For example, a search on "video games" would let a user choose from folders containing results in the categories of "Video Games Reviews," "Home PC Games," "Classic Video Games" and more. We believe no other technology can dynamically cluster search results into these topic-specific Web communities.

  •
  RESOURCES are Web sites created by individual enthusiasts or experts. These sites feature lists of other authoritative sites and links relating to the search topic. For example, an amateur golfer may have created a page devoted to his personal collection of favorite golfing sites. This site would appear under the heading "Resources" in response to a golf-related query.

Ask Jeeves Keyword Network

Through the Ask Jeeves Keyword Network, we provide marketing solutions designed to help companies build brand awareness, drive qualified prospects and increase transactions. We accomplish this through a combination of advertising, premier listings and paid inclusion available through Ask.com, AJKids.com, Teoma.com and our network partners. The benefits to companies that use our targeting services include the following:

  •
  Broad Reach. We provide access to a large number of Web users. This access offers companies the ability to target a broad set of potential customers.

Ask Jeeves, Inc.  5

  •
  Keyword Targeting. Through our natural language technology, we are able to deliver an advertiser's message at the moment a user is most interested—when they are asking a question. For example, a flower company can reach potential customers by delivering a targeted message on the Ask.com results page in response to the query "Where can I find gift ideas for Mother's Day?"

  •
  Comprehensive Suite of Products. Companies can use multiple products to reach targeted prospects, including branded response, branded animation, interstitials, sponsorship, premier listings, paid inclusion and banner advertising.

Ask Jeeves Syndicated Search

Teoma's search technology, along with Ask Jeeves' patented popularity-technology, is syndicated to Web publishers, portals and infomediaries interested in maximizing revenue through superior search results. Customers pay a licensing fee or share advertising revenue from search results pages with the Company. Partners include MSN, Lycos, InfoSpace, About.com and iWon, among others.

  •
  Teoma Search Technology. In addition to using traditional page ranking methods, Teoma uses Subject-Specific PopularitySM to generate the most relevant and authoritative results. Subject-Specific Popularity ranks a site based on the number of same-subject pages that reference it, not just general popularity, to determine a site's level of authority. For example, a site devoted to fencing would be ranked based on how many links it received from other sites geared toward fencing aficionados, with less emphasis placed on links from general sports or portal sites.

  •
  Ask Jeeves Popularity Technology. Ask Jeeves' Popularity technology aggregates and organizes online content by tracking the products, services and information people seek, the amount of time they spend at various Web sites, and how frequently they return. A search algorithm is then applied and results are ranked by popularity.

  •
  Ask Jeeves Related Search. Related Search is a tool used in connection with a user's primary search. Related Search increases user satisfaction by offering suggestions to broaden or narrow a search.

Web Properties Products and Services

Ask Jeeves Keyword Network

Ask Jeeves Keyword Network offer a comprehensive suite of integrated advertising and marketing products designed to give our clients powerful tools to drive traffic to their Web sites, increase sales and build brands. These products are as follows:

  •
  Branded Response. Branded Response provides Ask.com users with content about an advertiser's brand at the moment they are most interested—when they are asking a related question. The advertiser's branded content can appear in a question and answer format featuring relevant content, as a helpful fact or hint, presented in paragraph format, or as an interactive toolbar offering real-time content. Branded Response also features related links to promotions or incentives. This feature allows advertisers to occupy highly visible Web real estate in the middle of the Ask.com reply page.

  •
  Branded Animation. Branded Animation offers an animated presence on the Ask.com homepage that is sponsored by an advertising partner. Using multimedia animation, Ask.com users are exposed to the sponsor's brand and message in a compelling and dynamic way. This product is only available on Ask.com.

  •
  Interstitials. An interstitial launches an advertisement or page in a window behind the browser. After the advertisement is triggered by a keyword, a new browser window opens that consists of an advertiser's page or a customized Web area. The user then has the opportunity to explore the advertiser's page or Web site or minimize the new browser window for later exploration. In an effort to maintain and increase the

6  Ask Jeeves, Inc.

    impact of the advertisers' message, frequency caps have been implemented for interstitials appearing on Ask.com. This product is available on sites throughout the Ask Jeeves Keyword Network.

  •
  Premium Listings. Currently scheduled to be introduced in 2002, Premium Listings will permit advertisers to obtain valuable leads with targeted, text-based sponsored placements designed to feel more like an answer than an advertisement. The keyword-triggered paid placements will appear as sponsored search results above the automated search results. This product will be available on sites throughout the Ask Jeeves Keyword Network.

  •
  Site Submit and Index Express. Currently scheduled to be introduced in 2002, Site Submit and Index Express are tools that allow companies to frequently insert and update their Web pages for inclusion within Ask Jeeves' search index. Fees are based on the number of URLs submitted for inclusion. This product will be available on sites throughout the Ask Jeeves Keyword Network.

Web Properties Sales and Marketing

By investing in the brand early in the history of the Company, Ask Jeeves was able to establish a strong brand that attracted a loyal and growing user base. This strategic investment positioned us to increase our user base in 2001 despite a significant decrease in marketing expenditures compared to 1999 and 2000. Unique users grew from 11 million in December 2000 to over 15 million in December 2001. Moving forward, we anticipate marketing efforts will focus on increasing traffic and frequency by creating a superior search experience rather than pure brand building efforts. We believe that the improvements in experience on our sites will generate interest through word of mouth marketing and public relations resulting in an increase in user frequency to a point that will have a positive impact on revenue.

In general, the Company makes its Web properties available without charge to users, and generates revenue primarily through the sale of advertisements, premier listings and paid inclusion. We believe our advanced search technologies and services provide a relevant and contextual way for companies to target and acquire customers. Companies can target Ask.com, AJKids.com, Teoma.com and syndication partners' users through branded advertising, text links, sponsorships and paid placement referrals.

The majority of advertising on Ask Jeeves Web properties is sold through the Company's internal advertising sales force. As of January 31, 2002 Web Properties direct sales force consisted of 38 individuals with offices in California, New York and Chicago.

We also syndicate our proprietary Popularity technology and Subject-Specific Popularity technology to companies seeking to provide consumers with relevant search results across the Internet. Companies that syndicate our search services pay us a licensing fee or share advertising revenue with us from each of the search pages served on their sites.

Customers

Our Web Properties Group had 690 customers for our advertising, paid placement and syndication services for the year ended December 31, 2001. Representative customers include AT&T, Expedia, McDonald's, General Motors, Amazon, Barnes and Noble, MSN and Lycos.

Jeeves Solutions

Industry Background

Customer Relationship Management (CRM) software has emerged as an important investment for today's Global 2000 corporation. The promise of CRM is to help automate the relationship with the customer and increase satisfaction while reducing costs. With the emergence of the Internet, customer interaction

Ask Jeeves, Inc.  7

processes are being redesigned and automation is beginning to reach customers in the form of self-service applications. The potential to increase usability and satisfaction while reducing operating costs is re-defining the way companies sell and support their products and services. CRM and electronic Customer Relationship Management offerings include specialized solutions and wide ranging suites. While the more established players are expanding their suites to cover web self-service, many specialized point solutions continue to emerge as contenders that offer superior performance due to technological innovation, significant prior experience, or recognition of a more fundamental problem.

Providing information to customers through access to disparate sources of information has gained ground over the past few years due to the emergence of Internet-based technologies. However, no solution has yet integrated the information into an easy to use and cohesive interface with which customers can interact. While technologies are evolving, business processes are being redesigned to address the requirement for greater flexibility, faster response and more comprehensive access. There are numerous challenges associated with interacting with customers in this dynamic business environment. Customers expect to have the right answer to their question, to be able to order a product with the same ease of communication that they can get when talking with a salesperson, and to have easy access to the status of their orders, or banking accounts, or favorite stocks.

Ask Jeeves has developed and deployed natural language question answering and enterprise connectivity technologies for corporate web-based self-service. This provides real-time information and actions related to the company's products and services. By connecting users to answers and actions through a suite of self-service technologies that includes knowledge-based routing, automated search, natural language question answering and intelligent advisor technology, we believe our solutions allow our corporate customers to create an intuitive interaction with their customers throughout the customer lifecycle. Moreover, we believe that by providing a comprehensive, intuitive, and flexible way to access online information, companies will be able to maximize conversion and retention rates, lower support costs, improve customer access to information and actions. In addition, through our analysis and reporting tool that captures user questions, we believe that we can provide critical insight into the specific needs, interests and preferences of users to help companies make customer-driven business decisions.

The return on investment of the Jeeves Solutions product derives entirely from the ability of the JeevesOne product to automate the customer interaction role of the customer service representative (CSR) and to understand and make recommendations to the organization on the customer interactions that occur. At the most basic level, by automating the question answering and resolution activity of the CSR in response to natural language requests, the organization can better manage its Call Center/Customer Service/Contact Center/Customer Care workforce, while increasing customer satisfaction. Since standard and straightforward questions and inquiries can be answered automatically, less staff is required to handle this level of response and more experienced staff can be made available for complex customer inquiries or urgent sales situations.

The system aggregates, measures, and identifies to the organization those inquiries that can't be answered automatically. Responses to frequently occurring unanswered questions can be automated quickly, yielding instant savings for the organization. Furthermore the system identifies and alerts the organization to situations (i) where customers are asking for products and services the organization doesn't have, (ii) situations where customers are not interested in products and services the organization does have, and (iii) situations where customers are not interested in products and services the organization doesn't have. This provides organizations with information needed to determine, where to invest, where to stop investing, and where not to invest.

8  Ask Jeeves, Inc.

Finally, when customer support is responsive, high quality, available 24x7, and ubiquitous, customer satisfaction and loyalty increases, yielding a more dependable revenue stream and lower costs of customer acquisition.

Bringing the Web to the Enterprise

When users arrive at a corporate Web site, companies often face difficulties in providing a level of self-service that effectively answers questions, provides education about relevant products and services and provides support for business transactions at the level customers expect using other channels. Thus, to maintain or increase market share, many businesses are focusing on the quality of Web-based service as a key competitive differentiator. Whether asking about product features, checking the status of an order or receiving help with a loan application, online customers have traditional service needs, and they want to be assured that these needs will be met before conducting a transaction. We believe that in the increasingly competitive business environment, companies that fail to address these consumer service needs will lose sales to competitors and fail to realize the savings achieved by other companies.

To address these concerns, companies are implementing new methods of conducting business online. They are focusing on increasing online conversion rates by providing timely, personalized service to guide users through the process of finding answers and receiving help. In addition, companies are looking to increase customer satisfaction with their products and services by establishing cost-effective customer support alternatives.

We believe that to unleash the potential of the Internet, companies must develop Web sites that fulfill a variety of customer self-service needs, including:

  •
  attracting or delivering users;

  •
  providing users with easy access to requested information such as product features, account specific information, order shipment status, or product availability;

  •
  enabling user's business transactions such as bill paying, securities selling, or purchasing;

  •
  facilitating pre-sale and post-sale customer support; and

  •
  improving business decision-making abilities by analyzing consumer data.

The Jeeves Solutions Answer

By enabling intuitive customer self-service, our natural language and enterprise connectivity technologies are designed to help companies improve customer satisfaction, increase understanding of customer demand, and reduce expensive support costs in Call Centers, Customer Support, and Marketing. We believe that our natural language and connectivity technologies make interaction from the Internet with mainstream corporate business more intuitive, of higher quality, more accessible, more satisfying, and significantly more productive than historical approaches to engaging with the customer.

Products and Services

The Jeeves Solutions self-service products are designed for two distinct market segments. The first product, JeevesOne, is designed for companies that have completely web-enabled their customer operations and include on their web site not only information regarding their company, products, and services, but customer business transactions such as purchasing, checking order status, problem resolution, and bill paying. The second product, JeevesOne Enterprise, is designed for companies that have web sites, but still utilize their enterprise computing systems for customer and business operations. Finally, Jeeves

Ask Jeeves, Inc.  9

Solutions provides an add-on module, Purchase Advisor, for assisting prospects research and selecting complex products.

Both JeevesOne products accept free form natural language input from a customer, determine from the request what the most satisfactory action is, either retrieving information or conducting a transaction, and perform that action. In the background, an analytics engine is recording the current and subsequent activity of the customer, which reveals, through productized analytics, how well the company is serving its customers and what it can do better to serve its customers. JeevesOne can detect the importance or criticality of the interaction with the customer, such as an angry interaction or a high likelihood to buy, and determine automatically whether to escalate to a human-assisted communication. JeevesOne precision in understanding a customer's question and determining the appropriate action is derived from information about the customer's business, which is contained in vertically-specific knowledge packs. The knowledge packs were developed and validated across many of Jeeves Solutions customers over a period of years.

JeevesOne

In addition to the functionality described above, JeevesOne can automatically determine what customer questions it can answer from an organization's documents. These documents can be in a myriad of standard formats, such as HTML, PDF, Word, Excel, PowerPoint, and accessible from a wide variety of document systems, including web servers, http-enabled file servers and document repositories, and content management systems. The product contains tools for identifying documents, controlling the processing of documents into answers, editing document descriptions, serving answers, and connecting to customer web-based transaction and escalation systems.

JeevesOne Enterprise

JeevesOne Enterprise contains the functionality of JeevesOne and the additional connectivity, security, access, and adapter architectural components necessary to answer customers' questions or conduct business transactions from an organization's enterprise computing systems. JeevesOne Enterprise contains adapters for connecting to such systems as enterprise resource planning (ERP) systems, core business systems (insurance, banking, trading), relational database management systems, and customer relationship management (CRM) systems. Furthermore, an advanced security architecture is designed to use existing corporate security systems, avoiding duplicative effort and introduction of risk.

Finally, JeevesOne "Enterprise" can answer customer questions from a multitude of systems. The technology provides the capability to interweave and cascade the results from many systems, including systems on other sites. A customer question about the status of an order could result in a response from the company's distribution system tied to the shipping status drawn from a parcel delivery tracking system and displayed with an online map keyed by the shipping address.

Purchase Advisor

Purchase Advisor, our decision support product, leads the customer through a question and answer dialogue to enable real-time purchase decisions. Purchase Advisor asks customers questions to establish their needs and preferences and provides them with a personalized list of recommendations, selected product features and side-by-side comparisons. Companies can implement Purchase Advisor to dynamically tailor the shopping experience to the individual needs of their customers.

10  Ask Jeeves, Inc.

Customer Self-Service Benefits

An open source self-service application. The Jeeves Solutions product is capable of leveraging the information stored within the existing information technology infrastructure. Therefore, the need to develop an independent monolithic knowledgebase is minimized. This leads to improved utilization of existing technology investments and minimizes the ongoing maintenance and management issues introduced with centralized control of customer information.

Escalation to assisted channels. The Jeeves Solutions product supports the seamless and automatic escalation of self-service sessions, to assisted channels, when critical customer service opportunities are identified. Session context is maintained which eliminates the need for the customer service representative to reestablish the customer's service issue. This trend allows existing investments in the customer contact center to be leveraged while minimizing the mundane frequently asked questions that are better suited for automated responses.

Broad support for customer inquiries. The Jeeves Solutions self-service application is not limited to problem resolution activities. Expanded access to core business systems and enhanced support for the customer lifecycle has dramatically expanded the scope of the JeevesOne self-service application to the entire customer lifecycle.

Natural language analytics. Support for customer inquiries across the customer lifecycle can translate into improved organizational visibility into the needs and desires of prospects and customers. Historically, technology solutions have attempted to infer customer intent based upon customer's actions. Unfortunately, these approaches required that the data from numerous business systems be integrated and analyzed. The costs and complexity of these approaches effectively eliminated their viability in most real world business environments. Natural language analytics approaches the issue from a new perspective. We believe that if prospects and customers are empowered to share their needs and desires in an unconstrained manner the issue of evaluating intent is minimized. Historically, market research companies have utilized techniques for gathering this information using focus groups and personal interviews. We believe awareness levels, perceptions, attitudes, needs and desires can all be evaluated from natural language questions submitted to a self-service application. We believe a resulting benefit is that a self-service application can bypass the high costs and set-up time normally required to conduct focus groups or personal interviews. With JeevesOne, a centralized cost effective feedback mechanism may be deployed which enables business units to make decisions based upon a more unified understanding of the customer.

Support for business processes. Business processes continue to dictate the approach that organizations take to achieve objectives. Common business objectives include increased revenue from online channels and increased lead generation for channel partners. Defined processes ensure that consistency is maintained during diverse and distributed customer interactions. In addition, metrics allow the business processes to be evaluated relative to target business objectives. Many packaged software applications force companies to adopt their "best practices" for handling customer interactions. Other software companies provide a static approach for supporting company specific processes. While the systems may be configurable, since they require the intervention of information technology resources even to make simple changes, we believe such systems do not allow business units to take ownership of the response needed to adapt quickly to changing needs. We believe process ownership should reside within the business units and appropriate tools should facilitate changes independent of technical resources. For example, we believe the integration of merchandising cross-sell information should be driven by corporate objectives and

Ask Jeeves, Inc.  11

implemented by the marketing unit. The JeevesOne solution empowers the business units to define and track their own customer interaction processes and implement systems that will ultimately be more flexible and powerful for the organization.

Natural language interface. Natural language provides a powerful mechanism for customers interacting with the self-service application. The approach minimizes the interface barriers that are commonly presented with web-based applications. While the web has opened a new channel for customer interaction the lack of interface standards presents a serious challenge to new users. As the number of core business systems exposed via web interfaces increases, the ability of customers to leverage these options decreases. Therefore, we believe businesses are ultimately not effective in their underlying goal of empowering customers with self-service options. JeevesOne leverages a natural language interface and provides a consistent and natural vehicle for processing customer requests.

Business Strategy

Jeeves Solutions offerings allow companies to fulfill an original promise of CRM: To automate customer interaction while increasing customer satisfaction. To increase market share and become the dominant player in Connected Self-Service, which allows corporations to deploy effective self-service solutions that are focused on the greatest benefit to the company and their customer, Jeeves Solutions intends to:

  •
  Enhance our positioning. We intend to continue to position JeevesOne squarely in the center of CRM, delivering enterprise level software and connectivity primarily through traditional software sales models that corporations embrace. Our customer-resident, business-oriented applications are expected to target the Global 2000 companies that are investing in the web channel as an important means of marketing, selling and supporting products and services.

  •
  Increase our Sales Presence. We intend to continue to increase the number of sales people to bring our solution to more companies. In particular, we currently intend to increase our sales efforts in the Eastern region of the U.S. where many of our potential customers reside, and where we believe we have been under-represented in the past.

  •
  Continue to develop our technology. We intend to integrate new technologies and develop additional features in JeevesOne that will continue to enhance its position as the leader in Connected Self-Service. We intend to continue to support industry standards and expand the platforms on which our software operates.

  •
  Forge Strategic Alliances and Expand Market Reach. As we did in 2001, we intend to continue to work with other technology and system integration companies to enhance the value that our solutions bring to companies, and to find additional sales channels for JeevesOne. We believe that this will continue to increase our market penetration in two ways. First, for companies with multiple vendors, we believe that our productized solutions will easily integrate with other preferred technologies, providing companies with one integrated platform. Second, with an integrated solution, we believe Ask Jeeves will have greater flexibility to form strategic alliances and partnerships that will enable third parties to sell, install and support our solutions. By partnering with system integrators to create an indirect sales channel, we believe that we can greatly expand our market reach.

Jeeves Solutions Sales and Marketing

Sales Strategy

Our Jeeves Solutions division markets its products, including JeevesOne, JeevesOne Enterprise and Advisor to Global 2000 companies. We target companies seeking to increase conversion and retention

12  Ask Jeeves, Inc.

rates through a direct sales force that is complemented by our account management team. Our account management team maintains close relationships with our corporate customers to identify and serve their ongoing needs, enabling our sales professionals to focus on new business opportunities. We believe this approach leads to a higher level of satisfaction for our corporate customers and increased cross-selling and up-selling opportunities. As of January 31, 2002, our direct sales force consisted of 40 people with offices in various locations.

Marketing

Our marketing program is designed to acquire new corporate customers. We engage in a number of marketing programs to build our brand and reach consumers and companies. These programs include online and offline advertising, public relations, direct mail, trade shows and ongoing customer communications programs. Our marketing group assists our sales team by providing them with product collateral materials, customer case studies, market surveys and customer profiles. In addition, our marketing group helps identify and develop strategic relationship opportunities and channel distribution relationships.

Customers

Our Jeeves Solutions division had 43 total customers during the year ended December 31, 2001, including customers in our targeted vertical markets of technology, financial services, telecommunications, e-tailing and healthcare. Representative Jeeves Solutions customers as of December 31, 2001 included Compaq, Dell, First Union, Ford Motor Co., Datek, Nike, the State of Washington and Iomega.

International Properties

We believe there is a significant market opportunity for the international expansion of our natural language question answering technologies and services. We have pursued a strategy of market entry through joint venture structures with local partners, use of local management and employees and the implementation of language and geographic specific deployments of our services.

To date, the Company has entered into joint venture arrangements with local partners to provide our services in the United Kingdom, Japan, and to the worldwide Spanish-speaking market. In January 2001, AJI formed Ask Jeeves Australia, a wholly owned subsidiary of AJI, to provide a localized version of our technologies and services for the Australian market.

Ask Jeeves UK

Ask Jeeves UK is a joint venture with two British media companies, Carlton Communications and Granada Media Group formed to market our search technologies and services to Great Britain and the Republic of Ireland. The Ask Jeeves UK Web site is among the top 10 most popular UK Web properties with 4.7 million unique users. At December 31, 2001, Ask Jeeves owned a 50 percent interest in this joint venture. In February 2002, the Company announced an agreement with Carlton Communications and Granada Media Group to acquire full ownership of Ask Jeeves UK. Upon its expected close in the first quarter of 2002, we currently intend to integrate Ask Jeeves UK into the Ask Jeeves Web Properties division.

Ask Jeeves, Inc.  13

Ask Jeeves En Espanol

Originally a joint venture with the Spanish language media company Univision, Ask Jeeves en Espanol was formed to target Spanish speakers worldwide. In the fourth quarter of 2001, we dissolved the joint venture. We expect to re-launch operations as a Spanish channel on the Ask.com site during 2002.

Ask Jeeves Japan

Ask Jeeves Japan, a joint venture with Trans Cosmos, Inc., a Japanese customer service and information technology support provider, was established to market Jeeves Solutions products and services to the Japanese marketplace and to launch a Japanese language version of Ask.com. Ask Jeeves owns a 50 percent interest in this joint venture.

Ask Jeeves Australia

Ask Jeeves Australia at Ask.com.au. is a localized Australian version of the Ask.com Web site that was launched in January 2001. Ask Jeeves owns 100% of this entity.

Additional information required by this item is incorporated herein by reference to Note 15 "Business Segment and Geographic Information" of the Notes to the Consolidated Financial Statements which appears in Item 8 of this Annual Report on Form 10-K.

Technology and Operations

Ask Jeeves has developed and acquired proprietary technology to create natural language technologies and services aimed at creating a unique user experience that emphasizes ease of use, relevance, precision and ability to learn. The goal of our Company's services is to combine the strengths of automated natural language parsing software, topic-specific Web content analysis tools and popularity-based search technology with advanced search algorithms to give Web users easy access to the information they seek.

Our software and service offerings also allow companies to establish connected self-service solutions that supplement the activities of call center, contact centers and marketing departments. The Jeeves Solutions software combines knowledge-based routing, automated search, natural language question answering and intelligent advisor technology to enable customers to connect to information from disparate sources, providing self-service for question answering, education and business transaction support.

Scalability and Operations

Our question answering technology runs on arrays of Intel-based server systems running Microsoft Windows 2000 and Internet Information Server Software. The Question Processing Engine is written in the C++ computer language and is optimized to handle high traffic volumes. The Ask Jeeves knowledge bases are deployed on these servers as read-only, memory mapped files. To scale our service as traffic increases, we only need to install our QPE and knowledge base on additional servers.

Our Popularity Engine distribution servers are arrays of Intel-based server systems running the FreeBSD operating system and Apache Web Server Software. The software is written as C++ FastCGI modules for highest scalability and real-time performance. The Popularity Engine Processing Servers are also Intel systems as well as Sun Sparc Systems running Solaris, utilizing Oracle back-end software. To scale as user traffic increases, we need only install additional distribution servers. To scale as we add more data sources such as international search or corporate databases, we add more capacity to the Oracle systems or increase the number of systems.

The servers hosting Ask Jeeves and some of our customers' Web sites are located at AboveNet Communications in San Jose, California, and London, England, Worldcom in Billerica, Massachusetts and

14  Ask Jeeves, Inc.

Exodus Communications in Waltham, Massachusetts, Santa Clara, California, and London, England. Additionally, some of our corporate customers Web sites are co-located with our customers' servers at other facilities. The hosting centers provide routing and communication lines with a variety of major Internet backbone providers, as well as continuous monitoring and communications support. They also provide their own power generators and multiple, redundant backup systems. We maintain significant server over-capacity at each site so that if one hosting facility fails, the other site can service our entire user traffic.

Competition

Web Properties Group

We face direct competition from companies that provide Internet-wide search directory, and network services. For example, we compete with search engines, including AltaVista Company, Excite@Home Corporation, Google Inc., Northern Light and Inktomi Corporation for the traffic generated by Internet users seeking links to third-party content to address their online information needs. We also compete with directory services, such as Overture Services, Inc., LookSmart, Ltd. and Yahoo! Inc., because they provide alternative ways for users to obtain the desired information. An increasing number of these search and directory companies are syndicating services to corporations, presenting additional competition for our syndication services.

Jeeves Solutions Group

We compete with a number of companies that provide customer self-service solutions for corporate customers. While various companies are addressing this market through a range of solutions, we believe no company competes directly with our approach of offering a suite of self-service technologies that includes knowledge-based routing, automated search, natural language processing, analytics and intelligent product recommendation technology. We believe that our solutions are unique in that they allow our corporate customers to create an intuitive interaction with their customers throughout the customer lifecycle. Other companies that provide automated online customer products and services against which we compete can be categorized as follows:

1)
companies that provide advanced natural language self-service, such as iPhrase Technologies, Inc., AnswerFriend, Inc., Banter, Inc., Primus Knowledge Systems and Kanisa Inc.;
2)
search technology companies, such as Inktomi Corporation, Google, Inc. and Verity, Inc.;
3)
customer relationship management companies, such as eGain Communications Company and Kana Communications, Inc.

Our ability to compete depends on many factors, many of which are outside of our control. These factors include: the quality of content, the ease of use of online services and the timing and market acceptance of new and enhanced online services. We believe we compete favorably with respect to each of these factors.

Some of our existing competitors, as well as potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources than we can to the development and promotion of their services. Many of these competitors offer a wider range of services than we do. These services may attract users to our competitors' sites and, consequently, result in less traffic to our site. These competitors may also engage in more extensive research and development, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, partners, advertisers and electronic commerce partners. Our competitors may develop products and services that are

Ask Jeeves, Inc.  15

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

Proprietary Rights

We seek to protect our intellectual property rights, but our actions may be inadequate to protect our patents, trademarks or other proprietary rights. We rely upon trademark, patent and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. We have one patent and several patent applications on file with the United States Patent and Trademark Office for various aspects of our natural language search and other database search technologies, which technologies power the JeevesOne™ software product, www.ask.com, and www.directhit.com. As a result of our acquisition of Etour, Inc., we received an assignment of one United States patent covering aspects of the technology powering the Jeeves' Tours website at www.jeevestours.com. We have obtained registered trademark status for "Ask Jeeves" in China and Korea. We have obtained registered trademark status for the "Ask!" button design in China and the European Community. We have obtained registered trademark status for the"Jeeves design", a stylized depiction of our butler character, in China, Korea, the United Kingdom, and the European Community. We have obtained registered trademark status for "Direct Hit" in the United Kingdom. We have also applied for registered trademark status for "Jeeves Solutions" in the United States. As a result of our acquisition of Teoma Technologies, Inc., we acquired the United States trademark applications for "Teoma" and the "Teoma" design. We do not know whether we will be able to defend our proprietary rights since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries are uncertain and still evolving. Because we are devoting significant resources to building our brands, primarily "Jeeves Solutions," "Ask Jeeves," "Ask.com," and "Teoma," if we are unable to register the trade and service marks for which we have applied, or if we are unable to defend our intellectual property rights, our business may be seriously harmed.

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

Strategic Relationships

We have established strategic relationships with Vignette Corporation and Lionbridge Technologies, Inc. These relationships provide us opportunities to extend our reach by marketing and selling our services to their existing network of customers.

16  Ask Jeeves, Inc.

Executive Officers of the Company

Name	Age	Position

A. George (Skip) Battle	58	Chief Executive Officer and Director
Steven J. Sordello	32	Chief Financial Officer
Christine M. Davis	44	Vice President and Corporate Controller
Cynthia L. Pevehouse	44	General Counsel and Secretary
George S. Lichter	49	President of Ask Jeeves International
Steven Berkowitz	43	President of Web Properties
Claudio Pinkus	45	President of Jeeves Solutions

A. George (Skip) Battle was appointed Chief Executive Officer in December 2000. Mr. Battle has served as a director of Ask Jeeves since August 1998 and currently serves on the compensation committee. Mr. Battle retired from Andersen Consulting in June 1995. Mr. Battle joined the firm in 1968, became a partner in 1978 and held a series of management positions in the firm including Worldwide Managing Partner Market Development and a member of the firm's Executive Committee, Global Management Council and Partner Income Committee. Mr. Battle is a member of the Boards of Directors of PeopleSoft, Inc., Barra Inc. and Fair, Isaac and Company, Incorporated as well as a director of Masters Select Equity Fund, Masters Select Value and Masters Select International Fund, registered investment companies.

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

Cynthia L. Pevehouse has served as General Counsel & Secretary of Ask Jeeves since January 2000. From 1997 to 2000, Ms. Pevehouse served as legal counsel at Compaq Computer Corp. From 1996 to 1997, she was legal counsel to Canon USA, Inc. Prior thereto, Ms. Pevehouse was in private practice in Seattle, Washington; Portland, Oregon; and Osaka, Japan. Ms. Pevehouse holds a J.D. from Willamette University and an LL.M. in Asian Law from the University of Washington.

George S. Lichter has served as President of Ask Jeeves International since May 1999. From December 2000 to October 2001, Mr. Lichter temporarily served as Interim Chief Executive Officer of AJUK. As interim CEO, he was provided limited authority by the Board of Directors of AJUK, all significant transactions of AJUK required Board approval and he had no authority to approve transactions between AJUK and the Company. During such time, there were no transactions between the Company and AJUK other than as comtemplated in previously existing contracts. From January 1997 to May 1999, Mr. Lichter served as Senior Vice President, Business Development of Havas Interactive/Cendant Software. From 1994 to 1997, Mr. Lichter served as Vice President New Business Development of Knowledge Adventure, an

Ask Jeeves, Inc.  17

educational software company. From 1993 to 1994, Mr. Lichter was employed as an attorney at the law firm of Rosenfield, Meyer & Susman. Mr. Lichter resigned in February 2002.

Steven Berkowitz has served as President of Web Properties since May 2001. From 1999 to 2001, Mr. Berkowitz was President and CEO of Intermap Systems, an ASP content provider focused on online consumer healthcare information systems. From 1994 to 2001, Mr. Berkowitz served as President and Chief Operating Officer of IDG Books, a publishing company.

Claudio Pinkus has served as President of Jeeves Solutions since December 2000. From June 1999 to December 2000, Mr. Pinkus served as Chief Operating Officer of Ask Jeeves International. Prior thereto, Mr. Pinkus served as CEO of Bowne Global Solutions, a provider of localization services, from November 1996 through June of 1999. Prior thereto, Mr. Pinkus founded IDOC, Inc., a localization company, where he served as CEO from 1985 until November of 1996 when it was acquired by Bowne. In 1992 Mr. Pinkus also founded Globalware, Inc. to develop and market software solutions for the translation and localization industry.

Employees

Ask Jeeves' future success is substantially dependent on the performance of its senior management and key technical personnel, and its continuing ability to attract and retain highly qualified technical and managerial personnel. As part of our business realignment and reorganization, we conducted additional workforce reductions during 2001. As of December 31, 2001, the Company had 416 employees. No employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

See the "Risk Factors" section below for a further discussion of certain risks related to our employees.

Regulation of the Internet

There are currently few laws or regulations specifically addressed to the Internet. The application of existing laws and regulations to Ask Jeeves relating to issues such as user privacy, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, content regulation, quality of products and services, and intellectual property ownership and infringement can be unclear. In addition, we will also be subject to new laws and regulations directly applicable to our activities. Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and dampen the growth in use of the Internet. Several federal laws could have an impact on our business. The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third-party Web sites that include materials that infringe copyrights or other rights of others. The Children's Online Protection Act and the Children's Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Such legislation may impose significant additional costs on our business or subject us to additional liabilities. We post our privacy policy and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policy, FTC requirements or other privacy-related laws and regulations could result in proceedings by the FTC or others which could potentially have an adverse effect on our business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such

18  Ask Jeeves, Inc.

legislation may be adopted, and certain proposals, if adopted, could materially and adversely affect our business through a decrease in user registrations and revenues. This could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize our services.

Due to the global nature of the Web, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments could have a material adverse effect on our business, operating results and financial condition. We may be subject to legal liability for our online services. We host a wide variety of services that enable individuals to exchange information, generate content, conduct business and engage in various online activities on an international basis, including public message posting, sweepstakes and services relating to online auctions and homesteading. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and abroad. Claims may be threatened against us for defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of information that we provide links to or that may be posted online.

RISK FACTORS

We Have a History of Net Losses and Expect to Continue to Incur Net Losses

We incurred net losses in each year since inception and, as of December 31, 2001, we had an accumulated deficit of approximately $675.4 million. We expect to have net losses and negative cash flows, as determined under accounting principles generally accepted in the United States, for the next twelve months. The size of these net losses will depend, in part, on the rate of growth of our revenues from our advertisers and corporate customers and on our expenses. It is critical to our success that we continue to expend financial and management resources to develop our brand loyalty through marketing and promotion, enhance our search technologies and services and expand our other services. Beginning in late 2000, we announced steps to narrow our net losses, including business realignment and a reduction in our workforce. Although these steps are intended to reduce our net losses in the future, we cannot guarantee that these steps will achieve the expected reduction in net losses.

As our operating expenses are likely to continue to exceed our revenues in the near term, we will need to generate significant additional revenues to achieve operating profitability. Even if we do achieve operating profitability, we may not be able to maintain or increase our operating profitability on a quarterly or annual basis. If we do not achieve or sustain profitability in the future and are unable to obtain additional financing, then we will eventually be unable to continue our operations.

We Rely on Revenues Derived from Internet Advertising and Licensing of our Products and Services, Which are Subject to Uncertain Demand and are Difficult to Forecast Accurately

Internet Advertising. We expect that revenues from advertising will continue to represent a significant portion of our total revenues for the foreseeable future. We have experienced a decrease in our advertising revenues that may continue for the foreseeable future due to the prevailing conditions in the online advertising market and to downward pressure on advertising rates industry-wide.

We compete with traditional media such as television, radio and print, as well as online advertisers and high-traffic Web sites, for a share of advertisers' total advertising expenditures. We have experienced, and may continue to experience, downward pressure on advertising prices in the industry due to the increasing amount of advertising inventory becoming available on the Internet. Advertisers may find Internet

Ask Jeeves, Inc.  19

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

Licensing. For the year ended December 31, 2001, $21.0 million, or approximately 31.6% of our revenues, were generated from licensing our services to corporate customers and to our joint ventures through our Jeeves Solutions Group. Jeeves Solutions revenues for this period included intellectual property licensing revenues of approximately $19.0 million from our joint ventures. In October 2001 and February 2002, we acquired full ownership of Ask Jeeves en Espanol and Ask Jeeves UK, respectively. Consequently, these intellectual property licenses have terminated or will terminate and will result in a decline in future licensing revenues in Jeeves Solutions. If, in the future, we are unable to generate sufficient licensing revenue from our corporate customers and/or our remaining joint venture, our results of operations could be substantially impaired.

JeevesOne. In September 2001, we launched JeevesOne, the Company's first productized software product. While we believe that the product responds to market need for this type of enterprise software, there is no assurance that JeevesOne will achieve market acceptance. If we are unable to generate significant sales of software licenses, our business could be seriously harmed.

We May Not Be Able to Secure Additional Financing to Meet Our Future Capital Needs

We currently anticipate that our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least twelve months. If, after twelve months, we are unable to generate sufficient cash flows from operations to meet our anticipated needs for working capital and capital expenditures, we will need to raise additional funds to fund brand promotion, develop new or enhanced products and services, respond to competitive pressures or make acquisitions. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand, develop or enhance products and services, respond to competitive pressures or take advantage of acquisition opportunities, any of which could seriously harm our business.

20  Ask Jeeves, Inc.

If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of the common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payment of dividends. If we do not achieve or sustain profitability in the future and are unable to obtain additional financing, then we will eventually be unable to continue our operations.

We Rely on Third-Party Advertising Delivery Which Could Effect Our Ability to Deliver Advertisements On Our Web Sites

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

Some of Our Web Properties Customers are Emerging Internet Companies that Represent Credit Risks

We expect to continue to derive a significant portion of our revenues from sales to Internet companies. Many of these companies have limited operating histories and are operating at a loss. Moreover, many of these companies have limited cash reserves and limited access to additional capital. We have in some cases experienced difficulties collecting outstanding accounts receivable and we may continue to have these difficulties in the future. These difficulties may increase as a result of a recent downturn in economic activity and reductions in funding for Internet companies from public capital markets and private venture capital and equity sources. If any significant part of our customer base experiences commercial difficulties or is unable or unwilling to pay for any reason, our business will suffer.

Our Search Technologies and Services are Unproven

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
  •
  growth in utility and accessibility to desired information may slow, decreasing the number of new Internet users;
  •
  security and performance concerns due to hackers and authentication concerns with respect to the transmission over the Internet of confidential information, such as credit card numbers, and

Ask Jeeves, Inc.  21

    attempts by unauthorized computer users, so-called hackers, to penetrate online security systems may impact use of the Internet; and

  •
  privacy concerns, including those related to the ability of Web sites to gather user information without the user's knowledge or consent may limit the Internet's use.

We Depend on Third Party Content to Provide the Answers to Questions Asked on Our Web Sites

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

We May Not Be Able to Effectively Compete Against Our Current and Potential Competitors

Web Properties. We face direct competition from companies that provide Internet search and directory services. For example, Web Properties competes with search engines, including AltaVista Company, Google Inc., Northern Light, and Inktomi Corporation, for the traffic generated by Internet users seeking links to third- party content to address their online information needs. Web Properties also competes with directory services, such as Overture Services, Inc., Inc. LookSmart, Ltd., and Yahoo! Inc., because they provide alternative ways for users to obtain the desired information.

Jeeves Solutions. We compete with a number of companies that provide customer self-service solutions for corporate customers. For example, Jeeves Solutions competes with other companies that provide advanced natural language solutions, such as iPhrase Technologies, Inc. and Kanisa Inc.; search technology companies, such as Inktomi Corporation and Verity, Inc.; knowledge management companies such as Primus Knowledge Systems, and eGain Communications Company; and customer relationship management companies, such as Siebel Systems, Inc. and Kana Communications, Inc.

Our ability to compete depends on many factors, many of which are outside of our control. These factors include: the quality of content, the ease of use of online services, the timing and market acceptance of new and enhanced online services and sales and marketing efforts by our competitors and by us.

Many of our existing competitors, as well as potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources than we can to the development and promotion of their services. Many of these competitors offer a wider range of services than we do. These services may attract users to our competitors' sites and, consequently, result in a decrease in traffic to our site. These competitors may also engage in more extensive research and development, adopt more aggressive pricing policies and make more attractive offers to existing and potential corporate customers, advertisers and syndicators. Our competitors may develop products and services that are equal to, or superior to, our products and services, or achieve greater market acceptance. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or

22  Ask Jeeves, Inc.

with third parties to better address the needs of advertisers and businesses engaged in electronic commerce. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share.

Our Growth Will Depend on Our Ability to Develop and Maintain Our Brands

We believe that favorable consumer and business community perceptions of the Ask Jeeves brands are essential to our future success. Accordingly, we intend to continue pursuing brand-enhancement strategies, which may include mass market and multimedia advertising, promotional programs and public relations activities. These expenditures may not result in a sufficient increase in revenues to cover such advertising and promotional expenses. In addition, even if brand recognition increases, the number of new users and corporate customers may not increase. Further, even if the number of new users increases, the amount of traffic on our Web sites and the number of corporate customers may not increase sufficiently to justify the expenditures.

If We Are Unable to Rapidly and Successfully Develop New Products, New Product Enhancements and Integrate Acquired Technologies, We May Be Unable to Meet Customer Demand

We operate in a highly competitive, rapidly changing environment and our future success depends on our ability to develop and introduce new products that meet the needs of our customers. In our Web Properties division, we are currently developing new advertising products such as Premier Listings, Site Submit and Index Express in order to meet new demands in the marketplace. If we are unable to develop these and other new and enhanced products, our business and operating results may be adversely affected. Also, many of our products must be available on a variety of operating system platforms. We must ensure that such products are available on the platforms that our customers require. For example, at December 31, 2001, JeevesOne was not yet available on the Solaris Operating Environment. We must successfully launch JeevesOne on this platform in order to meet customer demand.

Additionally, we have acquired technology to accelerate our ability to meet new product requirements and enhancements. For example, in September 2001 the Company acquired Teoma Technologies, Inc. and in January 2002, we announced the acquisition of certain technology from Octopus Software, Inc. We must continue to scale and integrate these technologies into our existing and new products. If we are unable to successfully and rapidly integrate these and other technologies into our products, our business may be harmed.

If We Are Unable to Continue to Improve Operations Efficiencies, We May Be Unable to Meet Customer Demand

Our past and planned growth in traffic may continue to place strain on our current and planned systems. We must continue to develop new technologies to improve our ability to serve and manage the growth on our sites as well as the sites of our syndication partners. Additionally, we may not have adequate capacity to meet demand for new products. If any of this were to occur, it could damage our reputation and limit our future growth.

Failure to Add or Retain Corporate Customers May Have an Adverse Effect On Our Revenues

In the coming year we expect that revenues associated with corporate customers will be comprised primarily of corporations with large, difficult-to-navigate Web sites. If we do not complete sales to a sufficient number of customers, our future revenues will be adversely affected.

Most of our existing corporate customer contracts have a term of one year following the implementation of our services. As a result, if we are unable to offer value to our customers during the term of these contracts, or if our customers choose a competitor's service over our service, or if our customers decide to

Ask Jeeves, Inc.  23

use their own proprietary technology to develop services similar to ours, those customers may not renew their contracts. If we do not obtain a sufficient number of contract renewals or cross sales of other products, or if such renewals are obtained on terms less favorable than the original contract, our business could be adversely affected.

Implementing Our Services for Some of Our Corporate Customers is Labor Intensive

Because the implementation of some of our services is labor intensive, it is difficult to predict the length of the development cycle in Jeeves Solutions. Factors that affect the length of the development cycle include the overall size and complexity of the Web site, the interaction with the customer and the dynamic nature of the content. Launching a customized version of some of our services may take a month or longer. The long development cycle makes it difficult to predict the delivery time to the customer, realize our revenue goals and manage our internal hiring needs to meet new projects. In addition, in order to meet increased demand by corporate customers, we may have to hire additional people and train them in advance of orders. When we outsource development of custom knowledge bases, we will have little control over the speed and quality of the development. Any decline in the speed or quality of the implementation of our services could seriously harm our business.

If Accounting Interpretations Relating to Revenue Recognition Change, our Reported Revenues Could Decline or We Could Be Forced to Make Changes in our Business Practices

Over the last several years, the American Institute of Certified Public Accountants issued Statement of Position or SOP 97-2, "Software Revenue Recognition," and SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. In addition, in December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", or SAB 101, which explains how the SEC staff believes existing revenue recognition rules should be applied. The Company believes that its revenue recognition policies are currently in compliance with SOP 97-2, SOP 98-9 and SAB 101.

The accounting profession continues to discuss certain provisions of SOP 97-2 and SAB 101 with the objective of providing guidance on potential interpretations. These discussions and the issuance of interpretations, once finalized, could lead to unanticipated changes in our current revenue accounting practices, which could cause us to recognize lower revenues. These changes may extend sales cycles, increase administrative costs and otherwise adversely affect our business.

Events or Changes in Circumstances May Result in Additional Impairment of Our Goodwill and Acquired Intangible Assets

The Company recorded significant amounts of goodwill and other intangible assets on its consolidated financial statements. In the first quarter of 2001, we identified indicators of possible impairment of these assets and recorded an impairment charge of $339.2 million to our results of operations during that quarter. In the third quarter of 2001 we identified additional indicators of possible impairment of these assets and recorded an additional impairment charge of $16.1 million to our results of operations during that quarter. These assets will continue to be subject to evaluation for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If in the future a determination is made that the assets are impaired, it could result in a significant reduction in the carrying value of such assets and which could harm our consolidated financial position or results of operations.

In addition, in July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations", and No. 142 (SFAS 142),

24  Ask Jeeves, Inc.

"Goodwill and Other Intangible Assets." SFAS 141 changes the criteria for recognizing intangible assets apart from goodwill in accounting for business combinations under the purchase method. SFAS 142 requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. The Company will adopt the standards effective January 1, 2002. We do not expect the adoption of these standards to have a material impact on the Company's financial position or results of operations.

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

Recent Terrorist Activities and Resulting Military and Other Actions Could Adversely Affect Our Business

Terrorist attacks in New York and Washington, D.C. in September of 2001 have disrupted commerce throughout the world. The continued threat of terrorism and the potential for military action and heightened security measures in response to this threat may cause significant disruption to commerce throughout the world. To the extent that disruptions result in a general decrease in corporate spending on information technology or advertising, our business and results of operations could be materially and adversely affected. We also may experience delays in receiving payments from customers that have been affected by the attacks, which, in turn, would harm our cash flow. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term adverse effect on our business, results of operations or financial condition. These and other developments arising out of the attacks may make the occurrence of one or more of the factors discussed under "Risk Factors" likely to occur.

Our Business Realignments May Not Result in the Intended Benefits

In the fourth quarter of 2000, we announced a realignment of our business organization in an effort to streamline operations, increase revenues, reduce costs and bring staffing in line with our then current and anticipated requirements. During 2001 we took additional steps to rationalize the resources required to operate efficiently in the prevailing market. Through the realignments, our two business units, Jeeves Solutions and Web Properties, were given independent gross profit and loss accountability. Our Jeeves Solutions business focuses on licensing our technologies to corporate clients and our Web Properties business focuses on sales of our targeting solutions on our Web sites. In addition, as part of our business realignment, we have implemented workforce reductions and facility closures as necessary to rationalize the resources required to operate efficiently in the current market.

In 2001, our business realignments have resulted in reduced operating costs, however we cannot assure that we will be able to continue to reduce operating costs, or that operating costs will not increase in the future. For example, we expect that we will incur additional operating costs as a result of our acquisition of Ask Jeeves UK. If we are not successful in increasing revenues and decreasing costs, we may never achieve profitability.

Ask Jeeves, Inc.  25

Our Workforce Reductions and Financial Performance May Adversely Affect the Morale and Performance of our Personnel and Our Ability to Hire New Personnel

Our business realignment included reductions in our workforce in order to reduce costs and bring staffing in line with our anticipated requirements. There were costs associated with the workforce reductions related to severance and other employee-related costs, and our realignment plan may yield unanticipated costs and consequences, such as attrition beyond our planned reduction in staff. In addition, our common stock has declined in value below the exercise price of many options granted to employees pursuant to our stock option plans. Thus, the intended benefits of the stock options granted to our employees, the creation of performance and retention incentives, may not be realized. In addition, workforce reductions and management changes create anxiety and uncertainty and may adversely affect employee morale. As a result, we may lose employees whom we would prefer to retain. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies they perceive as having less volatile stock prices.

Our Past and Future Acquisitions May Be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value or Divert Management Attention

We have acquired a number of companies, including Teoma Technologies, Inc. in September 2001 and Ask Jeeves UK, announced in February 2002. We may in the future seek to acquire or invest in additional businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. We may encounter problems with the assimilation of acquired businesses, products or technologies including:

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

If we are unable to successfully integrate our acquired companies or to create new or enhanced services, we may not achieve the anticipated benefits from our acquisitions. If we fail to achieve the anticipated benefits from the acquisitions, we may incur increased expenses and experience a shortfall in our anticipated revenues and we may not obtain a satisfactory return on our investment. In addition, if a significant number of employees of acquired companies fail to remain employed with us, we may experience difficulties in achieving the expected benefits of the acquisitions.

We Must Continually Improve Our Systems, Controls and Procedures

We have a limited operating history, and we initially experienced rapid growth, which placed a significant strain on our managerial, financial and operational resources. We must continue to improve our

26  Ask Jeeves, Inc.

operational and financial systems and managerial controls and procedures, train and manage our workforce with reduced resources. We cannot be assured that our systems, procedures or controls will be adequate to support our operations or that we will be able to manage any growth effectively. If we do not manage growth effectively, our business would be seriously harmed.

The Operating Performance of Our Systems and Servers is Critical to Our Business and Reputation

Any system failure, including network, software or hardware failure, that causes an interruption in our service or a decrease in responsiveness of Ask Jeeves could result in reduced user traffic on our Web sites and reduced revenues. We have network and server equipment located at MFN, Exodus, Qwest and Hosting.com in various locations in California and Massachusetts and in London, England. Although we believe that our current back-up methods are adequate, we cannot be assured that the back-up servers will not fail or cause an interruption in our service.

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

Our Security Could Be Breached, Which Could Damage Our Reputation and Deter Customers From Using Our Services

We must protect our computer systems and network from physical break-ins, security breaches and other disruptive problems caused by the Internet or other users. Computer break-ins could jeopardize the security of information stored in and transmitted through our computer systems and network, which could adversely affect our ability to retain or attract customers, damage our reputation or subject us to litigation. We could be subject to denial of service, vandalism and other attacks on our systems by Internet hackers. Although we intend to continue to implement security technology and establish operational procedures to prevent break-ins, damage and failures, these security measures may fail. Our insurance coverage in certain circumstances may be insufficient to cover issues that may result from such events.

Ask Jeeves, Inc.  27

More Individuals are Utilizing Non-PC Devices to Access the Internet and We May Not Be Successful in Developing a Version of Our Service that Will Gain Widespread Adoption by Users of Such Devices

In the coming years, the number of individuals who access the Internet through devices other than a personal computer such as personal digital assistants, cellular telephones and television and television set-top devices is expected to increase. Our services are designed for rich, graphical environments such as those available on personal and laptop computers. The lower resolution, functionality and memory associated with alternative devices may make the use of our services through such devices difficult and we may be unsuccessful in our efforts to modify our online properties to provide a compelling service for users of alternative devices.

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

Our International Properties May Not Be Successful

In addition to our activities in the United States, we market our search technologies and services in markets outside of the United States. We provide our services in the United Kingdom, Japan, Australia and to the Spanish-speaking market worldwide either directly or through joint ventures. In October 2001 we dissolved our Spanish market venture, Ask Jeeves en Espanol. In February 2002, we reached an agreement with our partners to acquire full ownership of our UK joint venture, Ask Jeeves UK.

Our expansion into international markets requires substantial management attention and financial resources. We cannot be certain that our investment in establishing operations in other countries will produce the desired levels of revenue. In addition, our foreign operations are subject to other inherent risks and problems, including:

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

28  Ask Jeeves, Inc.

  •
  lower per capita Internet usage in many foreign countries, for a variety of reasons such as lower disposable incomes, lack of adequate telecommunications and computer infrastructure and concerns regarding online security for e-commerce transactions; and

  •
  competition in international markets from a broad range of competitors, including AltaVista, Google, Overture Services, Inc., LookSmart, Yahoo! and other United States and foreign portals, search engines and service providers.

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

  •
  seasonal and other fluctuations in demand for our services and for advertising space on our Web sites;

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

  •
  terminations of significant license arrangements or large numbers of license arrangements resulting in the discontinuation of licensing revenues for those contracts; and

  •
  the other factors discussed in this section on "Business Risks."

We have experienced seasonality in user traffic to our Web sites, including lower traffic during the year-end holiday season and during the summer months. Given our limited operating history, user traffic on our Web sites is extremely difficult to forecast accurately. Moreover, obtaining new corporate customers depends on many factors that we are not able to control, such as the allocation of budgetary resources by potential customers. The sales cycle for obtaining new corporate customers has averaged four months. Therefore, it is difficult to predict the number of corporate customers that we will have in the future. We may be unable to adjust spending to compensate for an unexpected shortfall in our revenues.

Ask Jeeves, Inc.  29

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

  •
  changes in research coverage by securities analysts;

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

In addition, the NASDAQ National Market, where most publicly held Internet companies are traded, has periodically experienced extreme price and volume fluctuations. These fluctuations may be unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of an individual company's securities, securities class action litigation often has been instituted against that company. On October 25, 2001, a putative class action lawsuit captioned Leonard Turroff, et al. vs Ask Jeeves, Inc., et al. was filed against the Company and two of our officers and directors in the United States District Court for the Southern District of New York, alleging violation of Federal securities laws. This type of litigation could result in substantial costs and a diversion of management's attention and resources. See further discussion in Item 3, "Legal Proceedings."

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

30  Ask Jeeves, Inc.

Future Sales of Stock Could Affect Our Stock Price

If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and in connection with acquisitions, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Failure to Comply With NASDAQ's Listing Standards Could Result in Our Delisting By NASDAQ From the NASDAQ National Market and Severely Limit the Ability to Sell Any of Our Common Stock

Our stock is currently traded on the NASDAQ National Market. Under NASDAQ's listing maintenance standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, NASDAQ may choose to notify us that it may delist our common stock from the NASDAQ National Market. If the closing bid price of our common stock does not thereafter regain compliance for a minimum of 10 consecutive trading days during the 90 days following notification by NASDAQ, NASDAQ may delist our common stock from trading on the NASDAQ National Market. There can be no assurance that our common stock will remain eligible for trading on the NASDAQ National Market. If our stock were delisted, the ability of our shareholders to sell any of our common stock at all would be severely, if not completely, limited.

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

We Need to Maintain Our Sales and Support Organizations

Competition for highly-qualified sales personnel is intense, and we may not be able to maintain the kind and number of sales personnel we need. Hiring highly qualified customer service and account management personnel is very competitive in our industry due to the limited number of people available

Ask Jeeves, Inc.  31

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

Legislation limiting the ability of the states to impose taxes on Internet-based transactions recently has been enacted by the United States Congress. However, this legislation, known as the Internet Tax Freedom Act, imposed only a three-year moratorium on state and local taxes on electronic commerce, where such taxes are discriminatory and Internet access, unless such taxes were generally imposed and actually enforced prior to October 1, 1998. The legislation, which commenced October 1, 1998 and was to have expired on October 21, 2001, has since been given a five-year extension by the House of Representatives. It is unclear which steps the legislature will take next, and failure to continue to renew this legislation would allow various states to impose taxes on Internet-based commerce. The imposition of such taxes could impair the growth of the e-commerce marketplace and impair our ability to become profitable.

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

32  Ask Jeeves, Inc.

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

Ask Jeeves, Inc.  33

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

34  Ask Jeeves, Inc.

ITEM 2. PROPERTIES

Our headquarters are currently located in a leased facility in Emeryville, California. The facility consists of approximately 76,000 square feet. Our annual rent expense under the lease is $2.3 million. The lease expires in January 2005. As part of the Company's business realignment in 2001, the Company consolidated this operation and is marketing, on a sublease basis, approximately 20,000 square feet. The cost associated with downsizing this facility was approximately $2.0 million, as was recorded as part of the restructuring charge during the year ended December 31, 2001.

The Company also leases facilities totaling approximately 47,000 square feet in Natick, Massachusetts, Piscataway, New Jersey, Los Angeles and Los Gatos, California, and New York. Our annual rent expense under these leases are $1.0 million. The terms of these leases vary, from less than six months to four years.

The Company leases sales and support facilities in Washington, Virginia, North Carolina, Denver, and San Diego. The terms of these leases range from month to month to twelve months.

The Company leased approximately 167,000 square feet in Oakland, California that was scheduled for rent commencement in the first quarter of 2002. In February 2002, the Company terminated its ten-year obligation under such lease, and paid $16.0 million in cash in consideration for termination of the lease.

We believe that our remaining facilities will be adequate to meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with the services, such as claims alleging defamation or invasion of privacy.

On October 25, 2001, a putative class action lawsuit captioned Leonard Turroff, et al. vs Ask Jeeves, Inc., et al. was filed against the Company and two of our officers and directors (collectively the "Individual Defendants") in the United States District Court for the Southern District of New York. Also named as defendants were Morgan Stanley & Co, Inc., FleetBoston Robertson Stephens, Goldman Sachs & Co., U.S. Bancorp Piper Jaffray, and Dain Rauscher, Inc., the underwriters of our initial public offering. The complaint alleges violations of Section 11 of the Securities Act of 1933 against all defendants, and violations of Section 15 of the Securities Act against the Individual Defendants in connection with our initial public offering. An amended complaint was filed on December 6, 2001, which includes the same allegations in connection with Ask Jeeves' secondary offering in March 2000. The complaints seek unspecified damages on behalf of a purported class of purchasers of common stock between June 30, 1999 and December 6, 2000. We believe the claims are without merit and intend to defend the actions vigorously. However, this type of litigation could result in substantial costs and a diversion of management's attention and resources, and could have a material adverse effect on our operating results and financial position.

Ask Jeeves, Inc.  35

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

36  Ask Jeeves, Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

Price Range of Common Stock

Our common stock has been quoted on the NASDAQ National Market under the symbol "ASKJ" since our initial public offering in July 1999. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the NASDAQ National Market:

	High	Low
2000
First Quarter	$139.75	$60.25
Second Quarter	$62.00	$16.50
Third Quarter	$33.83	$13.75
Fourth Quarter	$18.82	$1.82
2001
First Quarter	$5.44	$0.87
Second Quarter	$3.15	$0.75
Third Quarter	$2.44	$0.75
Fourth Quarter	$4.20	$0.92

As of February 26, 2002, the number of stockholders of record of the Company's common stock was 834. To date, we have not paid any dividends on our common stock and we do not currently intend to pay dividends in the foreseeable future.

Ask Jeeves, Inc.  37

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except share and per share information)	Year Ended December 31,
	2001	2000	1999	1998	1997

Consolidated Statement of Operations Data:
Revenues:
Web Properties	$32,154	$58,397	$14,564	$577	$—
Jeeves Solutions (1)	34,397	37,303	7,463	223	23

Total revenues	66,551	95,700	22,027	800	23
Cost of revenues:
Web Properties	14,648	19,166	6,284	603	—
Jeeves Solutions	13,025	20,103	7,800	796	—

Total cost of revenues	27,673	39,269	14,084	1,399	—
Gross profit (loss)	38,878	56,431	7,943	(599)	23
Operating expenses:
Product development	20,206	24,502	8,610	1,712	441
Sales and marketing	41,548	81,641	35,304	2,301	94
General and administrative	21,980	29,598	8,411	2,325	218
Stock-based compensation	706	2,996	3,936	29	—
Amortization of goodwill and other intangible assets	22,855	82,624	—	—	—
Write-off of in-process technology	—	11,652	544	—	—
Acquisition costs	—	—	6,045	—	—
Impairment of long-lived assets	355,291	—	—	—	—
Restructuring costs	18,127	13,466	—	—	—

Total operating expenses	480,713	246,479	62,850	6,367	753
Operating loss	(441,835)	(190,048)	(54,907)	(6,966)	(730)
Gain on dissolution of joint venture	13,356	—	—	—	—
Interest and other income, net	3,221	2,252	1,978	160	5

Net loss before income tax provision	(425,258)	(187,796)	(52,929)	(6,806)	(725)
Income tax provision	—	1,810	—	—	—
Net loss	$(425,258)	$(189,606)	$(52,929)	$(6,806)	$(725)

Basic and diluted net loss per share	$(11.48)	$(5.51)	$(2.64)	$(0.74)	$(0.21)

Weighted average shares outstanding used in computing basic and diluted net loss per share	37,032,933	34,399,200	20,046,959	9,162,624	3,394,397

(1) Revenues from related parties	$18,991	$12,308	$118	$—	$—

38  Ask Jeeves, Inc.

	December 31,
(in thousands)	2001	2000	1999	1998	1997

Consolidated Balance Sheet Data:
Cash and cash equivalents, short-term marketable securities and marketable securities	$76,602	$104,966	$51,530	$8,511	$583
Working capital	$15,893	$52,112	$35,357	$7,318	$501
Total assets	$111,338	$537,867	$75,764	$9,933	$679
Capital lease obligations, less current portion	$573	$1,465	$2,351	$46	$—
Total stockholders' equity	$47,214	$465,768	$41,451	$8,291	$568

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included in this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. As contained herein, the words "expects," "anticipates," "believes," "intends," "will," and similar types of expressions identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are based on information that is currently available to the Company, speak only as of the date hereof, and are subject to certain risks and uncertainties. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed in the sections in this Annual Report on Form 10-K entitled "Competition", "Proprietary Rights" and "Risk Factors." Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 2002. The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K.

Overview

Ask Jeeves is a provider of search and self-service technologies. Our proprietary natural-language capabilities combined with patented search technology create an interaction centered on understanding users' specific needs and interests and connecting them to the most relevant information, products and services.

Through our Web Properties Group, Ask Jeeves provides innovative, targeted and effective tools for reaching a broad base of highly valuable customers. The Company also syndicates services to portals, infomediaries, and content and destination sites to help companies increase e-commerce and advertising revenue through powerful search. These services enable companies to convert online shoppers to buyers, reduce support costs, understand customer preferences and improve customer retention.

Ask Jeeves, Inc.  39

Through our Jeeves Solutions Group, the Company offers software and services that allow corporations to establish connected self service solutions that supplement the activities of call center, contact centers and marketing departments. Jeeves Solutions core software application, JeevesOne, allows customers to get answers to their questions, and with the use of additional modules, place orders and request status through a variety of connected enterprise transaction systems. In turn, through Jeeves Analytics, companies learn about user behavior, interests and trends, allowing them to better serve customer needs. Our technology and services increase user satisfaction while enabling corporations to profit from the interactions and retaining customers.

Critical Accounting Policies

Revenue

The Company generally recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. If the Company has doubt about the collectibility of revenue at the time it is earned, such revenue is deferred until cash has been received.

Revenues associated with our Web Properties Group include all revenue streams generated from the Web sites we own and operate, as well as from the syndication of services offered on our sites to other companies' sites. They consist primarily of advertising revenues and paid placement revenues. Advertising offered ranges from "run-of-site" banner advertisements and sponsorships to keyword targeting and branded content. Revenue derived from such arrangements is recognized during the period that the service is provided, provided that no significant obligations remain at the end of the period. Such obligations typically include the guarantee of a minimum number of "impressions" or times that an advertisement appears in pages viewed by users of the Company's online properties. To the extent the minimum guaranteed impressions are not delivered, the Company defers recognition of the corresponding revenue until the remaining guaranteed impressions levels are achieved. Syndication services offered range from the sale of promotional material on behalf of partners to the syndication of our web-wide search technology to portals, infomediaries, and content and destination sites. Syndication fees primarily consist of revenue-sharing arrangements, fixed or fee-per-use arrangements, and revenues are recognized as the service is delivered. Revenues from revenue-sharing arrangements are recorded net of amounts paid to syndication partners, except when the Company acts as the primary obligor in the arrangement and bears risk with respect to the inventory of promotional space and credit risk, in accordance with Emerging Issues Task Force Issue No. 99-19, which expense is recognized as a cost of sale and revenue is recorded on a gross basis. Revenues from paid placements are generated when a user clicks on the answer that links to a merchant's Web site on a cost per click, or CPC basis.

Revenues from our Jeeves Solutions Group are derived from two sources: 1) software license revenues and; 2) services revenue. Software license revenues are generated from companies licensing the rights to use our natural language and customer intelligence technologies for use on corporate websites. Services revenue is generated from sales of maintenance agreements, consulting services and training services.

License Revenue

We recognize software license revenue in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition," (SOP 97-2) as amended by Statement of Position 98-9. SOP 97-2 provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair value of the elements. Under SOP 97-2, the determination of fair value is based on the objective evidence that is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the

40  Ask Jeeves, Inc.

arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement have been delivered.

We recognize license revenue over the core implementation period if implementation services are included in the original license arrangement and are considered to be essential to the functionality of the software. As a result, even where we have a signed license agreement for the purchase of our software and have delivered the software, license revenue recognition depends on whether we have begun core implementation. For license agreements under which we have no implementation responsibility, or where implementation is not considered to be essential to the functionality of the software, we recognize revenue upon delivery of the software. Examples of situations under which we have no implementation responsibility include additional license sales to existing customers or customers who elect to use internal or third party resources to implement the software. In software license arrangements where a service element is critical to the functionality of the software, license, implementation and service fees are recognized ratably over the life of the arrangement, commencing upon service implementation. License payments from our joint ventures are recorded as deferred revenues and are being recognized as revenues on a straight-line basis over three to four year periods.

Service Revenue

We generally provide consulting and training services on a time and materials basis. We provide maintenance and support services under renewable, term maintenance agreements, which we price as a percentage of our license fees. Maintenance and support fee revenue is recognized ratably over the contractual term, generally twelve months, commencing from the implementation of service. Amounts invoiced prior to service implementation are recorded as deferred revenue, with recognition commencing upon service implementation.

Impairment of Long-lived Assets

The Company's long-lived assets include goodwill and other intangible assets. At December 31, 2001, the Company had $5.4 million of goodwill and other intangible assets. In assessing the recoverability of the Company's goodwill and other intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. Effective as of January 1, 2002 the Company will adopt Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS 142) and will be required to analyze its goodwill for impairment issues during the first six months of fiscal 2002, and then on a periodic basis thereafter. The adoption of SFAS 142 is not expected to have a material impact on the Company's consolidated financial statements. During the year ended December 31, 2001, the Company recorded $355.3 million of impairment losses related to goodwill and other intangible assets.

Ask Jeeves, Inc.  41

Results of Operations

Revenues

(dollars in thousands)	2001	Change	2000	Change	1999

Web Properties revenue	$32,154	(44.9%)	$58,397	301.0%	$14,564
Percentage of total revenues	48.3%		61.0%		66.1%
Jeeves Solutions revenue	$34,397	(7.8%)	$37,303	399.8%	$7,463
Percentage of total revenues	51.7%		39.0%		33.9%
Total revenue	$66,551	(30.5%)	$95,700	334.5%	$22,027

Web Properties revenue

Revenues decreased 44.9% to $32.2 million for the year ended December 31, 2001, as compared with $58.4 million and $14.5 million for the years ended December 31, 2000 and 1999, respectively. Advertising revenues totaled $20.4 million, $46.5 million and $13.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. Paid placement revenues were $11.8 million, $11.9 million and $1.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. During 2001, Web Properties revenues were impacted by softer demand for online advertising, most significantly with respect to banner advertising, resulting in a decrease in rates paid. The decrease was partially offset by revenue from new ad products, such as Branded Animation and Interstitials, which were introduced during the year. Traffic on our properties continued its strong growth with total page views increasing 1.3 billion to 5.5 billion during 2001 and unique users increasing 32% over December 2000 to 15.6 million in December 2001. The Company launched a series of enhanced ad products during the second half of 2001 and plans to release additional products during 2002 that we expect will result in increased advertising rates in 2002. We also expect the addition of media revenues, resulting from the consolidation of the Ask Jeeves UK Web property beginning in the first quarter of 2002, to increase Web Properties revenue during the year.

The increase in revenues for 2000 over 1999 is due primarily to the substantial increases in inventory available for sale to advertisers due to the increases in unique users and page views in 2000 as compared with 1999. As of December 31, 2000, our combined Web Properties attracted an audience of 11.9 million unique monthly users who viewed an average of approximately 13.1 million web pages per day on Ask Jeeves branded online properties, compared to 5.1 million unique users as of December 31, 1999.

Jeeves Solutions revenue

Jeeves Solutions revenues decreased 7.8% to $34.4 million as compared with $37.3 million and $7.5 million for the years ended December 31, 2000 and 1999, respectively. These revenues consisted of licensing fee revenues of $21.0 million, $16.2 million and $2.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. License revenue increased in 2001 over 2000 due to the recognition of deferred revenue associated with international licensing arrangements with our joint ventures, partially offset by decreases in new customer bookings for domestic corporate licenses. Services revenue was $13.4 million, $21.1 million and $5.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. Service revenue in 2001 was impacted by the decrease in new customer bookings during the year. A significant portion of services revenues result from the provision of consulting and training services. Such services frequently are associated with new customer bookings. When customers renew subscription-based contracts, such renewals may not result in additional consulting service revenue. The increase in revenues in 2000 over 1999 is due to an increase in the number of commercial customers using our Jeeves Solutions technology and a substantial increase in revenue from international licensing arrangements with our joint ventures.

42  Ask Jeeves, Inc.

We expect the challenging advertising and information technology markets to continue into the near future. Further, we dissolved our Spanish language venture and acquired full ownership of our United Kingdom joint venture, resulting in the termination of those license arrangements. These licenses accounted for revenues of approximately $14.5 million during the year ending December 31, 2001. The termination of these license revenues will be offset by media revenues from the consolidation of the Ask Jeeves UK Web property, as noted in the discussion above. We anticipate that these factors will combine to result in decreased revenues for Jeeves Solutions for the first half of 2002. Beginning in the second half of 2002, we expect revenues will begin to show more consistent growth, driven by increased market penetration of JeevesOne and by other new product introductions.

Joint Ventures

In December 1999, we entered into a joint venture, the Ask Jeeves U.K. Partnership ("AJUK"), with Carlton & Granada Internet Limited ("CGCo"), a joint venture between Carlton Communications Plc. ("Carlton") and Granada Media Group Limited ("Granada"). In August 2000, we entered into two additional joint ventures, partnering with Univision Communications, Inc. to create Ask Jeeves En Espanol, Inc. ("AJEE") and with Trans Cosmos Inc. USA Pacific Holdings Company III to create Ask Jeeves Kabushiki Kaisha ("AJ Japan"), (collectively "the Ventures"). We contributed to the joint ventures the use of certain intellectual property within defined territories, which had no carrying value for accounting purposes. Ask Jeeves and its venture partners equally control the Ventures. We have not guaranteed any obligations of the Ventures nor do we have any commitment or intent to provide additional funding. We account for our investment in the Ventures under the equity method of accounting. We recorded no value for our interests in the Ventures for accounting purposes. Therefore, we have not recognized any portion of the net losses of the Ventures.

We entered into various agreements with these three joint ventures for the license and support of our technology within the United Kingdom, Japan and to the Spanish speaking market. In connection with these agreements, we received cash payments that have been recorded as deferred revenues and are being recognized as revenues on a straight-line basis over three to four year periods. For the years ended December 31, 2001, 2000 and 1999, we recorded revenues of $18,991,000, $12,308,000 and $118,000, respectively, relating to these license arrangements.

In October 2001, we dissolved AJEE, our Spanish language joint venture with Univision Communications, Inc. In connection with the dissolution, we received cash of approximately $7.5 million and reacquired the rights and licenses originally assigned to the venture. We recorded a gain of approximately $13.4 million in the three months ended December 31, 2001, representing the remaining balance of deferred license fees paid to Ask Jeeves by the venture as well as the value of cash received by Ask Jeeves. We had previously carried our investment in the venture at a carrying value of zero.

In February 2002, we reached an agreement with Carlton and Granada to acquire their interest in AJUK. The terms of the agreement include payment by Ask Jeeves of approximately $2.5 million in cash and stock to acquire the business. We are also obligated to pay Carlton and Granada fifty percent of the net proceeds of any qualifying sale of shares of Ask Jeeves UK through March 2003. We will record a deferred gain during the first quarter of 2002 of approximately $3.0 million representing the remaining value of deferred license fees paid to Ask Jeeves by the venture as well as the value of cash received by Ask Jeeves in excess of consideration paid.

As discussed above, upon consummation of the AJEE and AJUK transactions, these license arrangements terminate. Revenues from the license arrangements with these two joint ventures totaled approximately $14.5 million during the year ended December 31, 2001. These revenues were reported with other license

Ask Jeeves, Inc.  43

revenue within the Jeeves Solutions division and yielded very high margins. In 2002, upon consolidation with Ask Jeeves, the financial results of Ask Jeeves UK will be reported within our Web Properties division. Ask Jeeves UK reported unaudited revenues from continuing operations of approximately $12.8 million during the year ended December 31, 2001. We expect approximately breakeven results of operations for AJUK in the year 2002.

The operations of AJEE were terminated at the dissolution of the joint venture. We expect to re-launch these operations as a Spanish channel on the ask.com site during 2002. At that time, results of operations for this channel will also be reported within the results for Web Properties.

Gross Margin

(dollars in thousands)	2001	Change	2000	Change	1999

Web Properties gross profit	$17,506	(55.4%)	$39,231	373.8%	$8,280
Web Properties gross margin	54.4%		67.2%		56.9%
Jeeves Solutions gross profit	$21,372	24.3%	$17,200	NA	$(337)
Jeeves Solutions gross margin	62.1%		46.1%		(4.5%)
Total gross profit	$38,878	(31.1%)	$56,431	610.4%	$7,943
Total gross margin	58.4%		59.0%		36.1%

Web Properties gross margin

Cost of revenues for our Web Properties Group consists primarily of salaries and related personnel costs associated with the content development, data analysis, testing and maintenance of our Web sites. Additionally, cost of revenues includes revenue sharing expenses associated with our distribution relationships and amortization charges related to technology assumed in certain of our acquisitions and through licenses. Gross margin for Web Properties decreased 55.4% in 2001 to $17.5 million, as compared with $39.2 million and $8.3 million in 2000 and 1999, respectively. On a dollar basis, cost of revenues decreased $4.5 million to $14.6 million in 2001 as compared with 2000, reflecting significant decreases in compensation and compensation-related costs and facilities charges relating to our restructuring activities during the year, as well as reduced cost of site expenses associated with the reduction of Web Properties revenue. This decrease in cost of revenues was more than offset by the decrease in Web Properties revenue. The increase in gross margin in 2000 as compared with 1999 reflects growth in scale of the Web Properties business relative to the cost base.

We expect Web Properties gross margin to improve in 2002, as we realize the cost savings from our restructuring activities.

Jeeves Solutions gross margin

Cost of revenues for our Jeeves Solutions Group consists primarily of salaries and related personnel costs and other direct costs to provide consulting, and licensing to our corporate customers. Cost of revenues for Jeeves Solutions also includes amortization charges related to certain technology assumed as part of our acquisitions and through licenses. Gross margin for Jeeves Solutions increased 24.3% in 2001 to $21.4 million, as compared with $17.2 million and a $337,000 loss for 2000 and 1999, respectively. On a dollar basis, cost of revenues decreased $7.1 million to $13.0 million in 2001 as compared with 2000, reflecting significant decreases in compensation and compensation-related costs and facilities charges relating to our restructuring activities during the year. This decrease in costs more than offset the decrease in Jeeves Solutions revenue during the period. The increase in gross margin in 2000 over 1999 reflects the growth in scale of the Jeeves Solutions business relative to the base costs.

44  Ask Jeeves, Inc.

We expect Jeeves Solutions gross margin as a percentage of revenue to fall slightly in the first half of 2002, reflecting the termination of international license arrangements with two of our joint ventures. Beginning in the second half of the year, we expect Jeeves Solutions gross margin, as a percentage of revenue, to improve as the JeevesOne product increases market penetration, with full year 2002 margins expected to be higher than 2001.

Operating Expenses

(dollars in thousands)	2001	Change	2000	Change	1999

Product development	$20,206	(17.5%)	$24,502	184.6%	$8,610
Percentage of total revenues	30.4%		25.6%		39.1%
Sales and marketing	$41,548	(49.1%)	$81,641	131.3%	$35,304
Percentage of total revenues	62.4%		85.3%		160.3%
General and administrative	$21,980	(25.7%)	$29,598	251.9%	$8,411
Percentage of total revenues	33.0%		30.9%		38.2%
Stock-based compensation	$706	(76.4%)	$2,996	(23.9%)	$3,936
Percentage of total revenues	1.1%		3.1%		17.9%
Amortization of goodwill and other intangible assets	$22,855	(72.3%)	$82,624	NA	$—
Percentage of total revenues	34.3%		86.3%		0.0%

Product Development Expenses

Product development expenses consist primarily of salaries and related personnel costs, consultant fees and expenses related to the design, development, testing and enhancement of our technology and services. To date, all software development costs have been expensed as incurred. Product development expenses, as a percentage of total revenues, increased to 30.4% for 2001 from 25.6% and 39.1% in 2000 and 1999, respectively. On a dollar basis, product development expenses decreased in 2001 as compared with 2000. This cost reduction reflects the benefits from our restructuring activities during the year. Decreased compensation and compensation-related costs comprise the majority of the dollar decrease in 2001 over 2000, and resulted from our focus on key, strategic areas of product development to support our business plan and reduction in the number of product development initiatives that are not essential to delivering future financial results. Key strategic areas in Web Properties for the year ended December 31, 2001 focused on:

•
Search and information retrieval

•
Scale the Teoma technology we bought to support our traffic

•
Integration of Teoma with our prior search technologies

•
Enhancement of search/retrieval technology for better relevance

•
Enhancement of technology for more efficient scalability

•
Implementation of new features to improve user experience

•
Knowledgebase development

•
Enhancement of technology for more efficient scalability

•
Implementation of new features to improve user experience

•
Data collection and database mining

Ask Jeeves, Inc.  45

•
Integration of registration and direct marketing capability as a result of our acquisition of E-Tours technology

•
Building of integrated data warehouse for site and user information

•
Site engineering

•
Enhancement of technology for more efficient scalability

•
Implementation of new features to improve user experience

•
Redesign site architectures to support new ad products, new partners, increased syndication

        During 2002, the Company expects to continue ongoing development efforts in these areas in the foreseeable future. None of the above development projects were completed in 2001.

        Key strategic areas of product development in Jeeves Solutions for the year ended December 31, 2001 focused on:

•
Search and information retrieval

•
Enhancement of technology for improved scalability

•
Development of productized ASP question-answering product, JeevesOne

•
Tool development

•
Tool development driven by Answers 5.0 for detecting content holes in Vignette document repositories

•
Enhanced reporting

•
Improved data collection, storage, and real-time analytic reporting

•
Maintenance tools and improved data collection for Jeeves Advisor

        During 2002, the Company expects to continue to increase functionality related to Jeeves Solutions products and services, which will include integration of developed technology acquired from Octopus Software, Inc. in December 2001. The Company expects product development expenses to increase as a pecent of revenue in 2002 as a result of our continued focus in these key strategic areas.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses as well as advertising and promotional expenditures. We have a direct sales force dedicated to selling our services, which is supplemented by a number of strategic relationships with sales and implementation companies. Sales and marketing expenses, as a percentage of total revenues, decreased to 62.4% for 2001, as compared with 85.3% and 160.3% in 2000 and 1999, respectively. On a dollar basis, sales and marketing expenses decreased 49.1% in 2001 as compared with 2000. The decrease in such expenses reflects cost-cutting measures in variable spending areas such as advertising, promotional programs and public relations, as well as lower variable compensation such as commissions and bonuses. During 2001, we replaced mass-market promotion with targeted marketing initiatives, resulting in an increase of page views to 1.45 billion in the fourth quarter, an increase of 23% over the fourth quarter of 2000. The increase in sales and marketing expenses in 2000 over 1999 reflect the significant investment the Company was making in the brand as we entered the marketplace.

46  Ask Jeeves, Inc.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for general corporate functions, recruiting and fees for other professional services, provision for doubtful accounts as well as various accounting and legal costs associated with operating our business. General and administrative expenses, as a percentage of revenues, increased to 33.0% for 2001 from 30.9% and 38.2% in 2000 and 1999, respectively. The increase as a percentage of total revenue primarily reflects the 30.5% decrease in total revenue. On a dollar basis, general and administrative expenses decreased 25.7% in 2001 as compared with 2000, reflecting the benefits of our restructuring efforts during 2001. Expenses were lower primarily due to decreased compensation and compensation-related expenses and significant cost cutting measures in the areas of travel and entertainment and other discretionary spending. The increase in expenses in 2000 over 1999 is attributed to an increase in the number of general and administrative personnel, recruiting costs associated with filling key executive positions and investments in infrastructure as well as increased accounting and legal costs incurred in connection with business activities and patent infringement matters which were settled in 2001.

Stock-based Compensation

Stock-based compensation reflects the amortization of stock compensation charges from employee stock options. Deferred compensation charges arise from the difference between the exercise price and the deemed fair value of specific stock options granted to our employees and is amortized over the vesting period. For the years ended December 31, 2001, 2000 and 1999, we recorded $706,000, $3.0 million and $3.9 million, respectively, in amortization of deferred stock-based compensation in connection with the grant of stock options to employees and consultants. The decrease in amortization is due to our graded vesting method of amortization resulting in larger deferred compensation charges being incurred in earlier periods.

Amortization of Goodwill and Other Intangible Assets

The Company has recorded goodwill and other intangible assets as a result of various purchase acquisitions made. Amortization of goodwill and intangible assets is amortized ratably over the estimated economic lives of the respective assets, generally three to five years. For the years ended December 31, 2001 and 2000, we recorded $22.9 million and $82.6 million in amortization of goodwill and other intangible assets, compared with no amortization for the year ended December 31, 1999. During 2001, we recorded an impairment loss of $355.3 million on goodwill and other intangibles relating to certain of our acquisitions. This impairment loss reduced our recorded basis in goodwill and other intangibles and had the effect of reducing amortization expense during 2001. The increase of 2000 over 1999 is due to various acquisitions that took place in the fourth quarter of 1999 and the first quarter of 2000.

(dollars in thousands)	2001	Change	2000	Change	1999

Write-off of in-process technology	$—	(100.0%)	$11,652	2041.9%	$544
Percentage of total revenues	0.0%		12.2%		2.5%
Acquisition costs	$—	NA	$—	(100.0%)	$6,045
Percentage of total revenues	0.0%		0.0%		27.4%
Impairment of long-lived assets	$355,291	NA	$—	NA	$—
Percentage of total revenues	533.9%		0.0%		0.0%
Restructuring and other	$18,127	34.6%	$13,466	NA	$—
Percentage of total revenues	27.2%		14.1%		0.0%

Ask Jeeves, Inc.  47

In-Process Technology

For the year ended December 31, 2000, we wrote off in-process technology of $11.7 million in connection with the acquisition of certain technology from Evergreen and Direct Hit. For the year ended December 31, 1999, we recorded in-process technology write-offs of $544,000 in connection with the acquisition of certain technology and computer equipment. There were no similar write-offs of in-process technology during 2001.

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

We measured the impairment loss related to long-lived assets based on the amount by which the carrying amount of such assets exceeded its fair value. Measurement of fair value was based on an analysis by us, with assistance from independent valuation experts, of the future discounted cash flows at the enterprise level. In performing this analysis, we used the best information available in the circumstances including reasonable and supportable assumptions and projections. The discounted cash flow analysis considered the likelihood of possible outcomes and was based on our best estimate of projected future cash flows, including terminal value cash flows expected to result from the disposition of the asset at the end of its useful life, discounted at a rate of 26 percent. The discount rate was based on historical risk premiums required by investors for companies of our size, industry and capital structure and included risk factors specific to us. The analysis indicated that our long-lived assets were impaired by an amount totaling $339.2 million. Accordingly, we recorded an impairment write-down, allocated to goodwill, of this amount during the first quarter of 2001.

During the third quarter of 2001, we identified additional indicators of possible impairment of our long-lived assets, consisting principally of acquired intangible assets and goodwill. These indicators included the acquisition of Teoma Technologies, Inc leading to potential obsolescence of previously acquired technology, continued deterioration in the business climate for Internet advertising, decreases in average advertising rates, reduced levels of venture capital funding activity for Internet-based consumer businesses, significant declines in the market values of our competitors in the Internet advertising industry and recent changes in our 2001 operating and cash flow forecasts.

We performed asset impairment tests using similar methodologies as those employed in the first quarter. The discounted cash flow analysis considered the likelihood of possible outcomes and was based on our best estimate of projected future cash flows, including terminal value cash flows expected to result from the disposition of the asset at the end of its useful life, discounted at a rate of 28 percent. The discount rate was based on historical risk premiums required by investors for companies of our size, industry and

48  Ask Jeeves, Inc.

capital structure, included risk factors specific to us and varies depending upon changes in the economic environment and other risk factors. Based on the results of these tests, we determined that the carrying value of long-lived assets recorded in connection with our business combinations were impaired.

We measured the impairment loss related to long-lived assets based on the amount by which the carrying amount of such assets exceeded its fair value, using similar methodologies as employed in the first quarter. The analysis indicated that our long-lived assets were impaired by an amount totaling $16.1 million. Accordingly, we recorded an impairment write-down, allocated to acquired intangible assets and goodwill, of this amount during the three month period ended September 30, 2001.

We did not record any write-downs of long-lived assets during the twelve months ended December 31, 2000 and 1999.

Restructuring Costs

In response to new challenges in the business environment, in December 2000, the Company's Board of Directors approved a restructuring program aimed at streamlining its underlying cost structure to better position the Company for growth and improved operating results. As part of the restructuring program, the Company implemented a reduction in force of approximately 152 positions. The reductions came from all areas of the Company and, as of December 31, 2000, all of the affected employees had been notified and the majority of these terminations were completed. As part of the restructuring, the Company determined that the operations of the Evergreen Project, Inc, which was acquired in January 2000, no longer fit the Company's strategic objectives and were terminated. The Company incurred a charge of approximately $13.5 million in the fourth quarter of the year ended December 31, 2000 relating to the restructuring. This charge included $2.2 million related to costs associated with employee terminations, which included severance pay and medical and other benefits plus legal and accounting costs. The charge also included approximately $8.0 million in estimated facility exit costs and $3.3 million in non-cash asset write-downs. The facility exit costs were associated with the consolidations of various facilities in California and Missouri. Non-cash asset write-downs related to the termination of the Evergreen operation of approximately $3.1 million of goodwill and $200,000 of equipment. In the year ended December 31, 2001, the Company reported charges of approximately $11.8 million, which included approximately $11.3 million related to facility consolidations in California, as a result of unsuccessful attempts to sublease in a rapidly deteriorating market which led to the Company's decision to terminate a significant lease obligation for a termination fee. In addition, the charge included additional severance pay and medical and other benefits of approximately $400,000 and an asset write-off related to the termination of the Evergreen operation of approximately $100,000. The Company completed this restructuring program during the fourth quarter of the year ended December 31, 2001.

In April 2001, the Company implemented an additional restructuring program, approved by its Board of Directors, which included a reduction in force of approximately 73 employees. The reductions came from all areas of the Company and, as of April 30, 2001, all of the affected employees had been notified and the majority of these terminations were completed. In the year ended December 31, 2001, the Company reported charges of $2.7 million, which included approximately $1.7 million related to costs associated with employee terminations, which included severance pay and medical and other benefits plus accounting and legal costs; approximately $500,000 related to the termination of a marketing agreement; and $500,000 in estimated facility exit costs associated with the consolidation of facilities in New York. The Company completed this restructuring program and such costs were included in the fourth quarter of the year ended December 31, 2001.

Ask Jeeves, Inc.  49

In September 2001, the Company's Board of Directors approved a further restructuring program. As part of the restructuring program, the Company implemented a reduction in force of approximately 43 positions over the third and fourth quarters of the year ended December 31, 2001. The reductions came from all areas of the Company and, as of December 31, 2001, the employees had been notified and the majority of these terminations were completed. In the year ended December 31, 2001, the Company incurred a charge of approximately $3.6 million, which included a charge of approximately $2.0 million in estimated facility exit costs associated with the consolidation of facilities in Emeryville, California, $800,000 related to costs associated with employee terminations, which included severance pay and medical and other benefits plus accounting and legal costs, termination of a marketing agreement of approximately $800,000 million. The Company completed this restructuring program and such costs were included in the fourth quarter of the year ended December 31, 2001.

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

Gain on Dissolution of Joint Venture

In October 2001, the Company dissolved Ask Jeeves en Espanol (AJEE), its Spanish language joint venture with Univision Communications, Inc. In connection with the dissolution, the Company received cash of approximately $7.5 million and reacquired the rights and licenses originally assigned to the venture. The Company recorded a gain of $13.4 million in the fourth quarter of 2001, representing the remaining balance of deferred revenue paid to the Company by the venture as well as the value of cash received by the Company.

Interest and other income, net

(dollars in thousands)	2001	Change	2000	Change	1999

Interest and other income, net	$3,221	43.0%	$2,252	13.9%	$1,978
Percentage of total revenues	4.8%		2.4%		9.0%

Interest income was $4.2 million, $7.0 million and $2.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. Interest income relates primarily to interest earned on fixed income securities and correlates with the average balance of those investments and prevailing interest rates. The decrease in interest income in 2001 over 2000 relates to decreases in both average balances and prevailing interest rates during the year. The increase in interest income for 2000 over 1999 is attributed to the interest on proceeds from our equity financings. Interest expense was $630,000, $464,000 and $121,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in interest expense is attributable to the interest charges incurred on borrowings under our line of credit and on capital lease obligations. Additionally, during the year ended December 31, 2001, we incurred a loss on disposal of assets of $314,000. Further, in the fourth quarter of 2000, we recorded write-downs of non-marketable investments in privately held companies that we deemed to have had other than temporary declines in value below their carrying value totaling $4.3 million. There were no similar write-downs for the year ending December 31, 1999.

50  Ask Jeeves, Inc.

Subsequent Events

In February 2002, the Company reached an agreement with its former partners Carlton Communications PLC and Granada Media Group Limited to acquire full ownership of Ask Jeeves UK. The terms of the agreement include payment by Ask Jeeves of approximately $2.5 million in cash and stock to acquire the business. The Company is also obligated to pay to Carlton and Granada fifty percent of the net proceeds of any qualifying sale or offering of shares of AskJeeves UK through March 2003. The Company will record a deferred gain during the first quarter of 2002 of approximately $3.0 million representing the remaining value of deferred license fees paid to Ask Jeeves by the venture as well as the value of cash received by Ask Jeeves in excess of consideration paid. The transaction is expected to close in the first quarter of 2002.

In February 2002, the Company reached agreement on the settlement of a 10-year lease obligation for office space not needed as a result of restructuring of its operations. The terms of the agreement include the one-time payment of $16 million. The entire amount of the settlement was included in the Company's restructuring charges in the year ended December 31, 2001.

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
  •
  our ability to attract and retain advertisers and our ability to link our partners to potential customers;
  •
  rate changes for advertising on our Web sites;
  •
  marketing expenses and technology infrastructure costs as well as other costs that we may incur as we expand our operations.
  •
  seasonal and other fluctuations in demand for our services and for advertising space on our Web sites;
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

As Internet advertising continues the transition from an emerging to a more developed market, seasonal and cyclical patterns may develop in our industry that may also affect our revenues. For example, we have historically experienced stronger periods of growth in the second and fourth quarters of the year. Similar to traditional media, this may result in our advertising sales being lower during summer vacation period. Seasonality in the retail industry and in Internet service usage is likely to cause quarterly fluctuations in our results of operations and could harm our business.

Ask Jeeves, Inc.  51

Liquidity and Capital Resources

(dollars in thousands)	2001	2000

Unrestricted cash, cash equivalents and marketable securities	$51,796	$87,836
Restricted cash, cash equivalents and marketable securities	$24,806	$17,130
Total cash, cash equivalents and marketable securities	$76,602	$104,966
Percentage of total assets	68.8%	19.5%
Current ratio*	1.69	3.46
Days sales outstanding	51	91
Cash used in operating activities	$(25,702)	$(61,644)
Cash provided by (used in) investing activities	$6,135	$(38,680)
Cash provided by financing activities	$11,247	$124,349

*
Calculated excluding deferred revenue

Our principal source of liquidity is our cash, cash equivalents and investments in marketable securities. Since our inception, we have financed our operations primarily through the private placement of equity securities, our initial public offering in June 1999 and our follow-on offering in March 2000. As of December 31, 2001, we had $76.6 million in cash and cash equivalents, and marketable securities, of which $24.8 million was restricted. Marketable securities consist of highly liquid instruments (primarily U.S., state and municipal government securities and corporate debt securities) with short maturities. Of this amount, $33.1 million was categorized as cash and cash equivalents at December 31, 2001, representing a decrease of $8.3 million from December 31, 2000. The Company considers all cash and highly liquid investments with an original maturity of less than three months at the date of purchase to be cash equivalents. The decrease resulted primarily from cash used in operations of $25.7 million, partially offset by cash flows from investing activities and financing activities of $6.1 million and $11.2 million, respectively.

Net cash used in operating activities of $25.7 million resulted primarily from net losses of $425.3 million adjusted for non-cash items, changes in working capital and other items. Significant non-cash items included impairment charges on long-lived assets of $355.3 million and depreciation and amortization of $38.8 million. Changes in working capital provided $782,000. Cash provided by working capital largely resulted from decreases in accounts receivable of $14.3 million and an increase in accrued restructuring costs of $9.3 million, offset by decreases in deferred revenue of $17.3 million and decreases in other accrued expenses. The decrease in deferred revenue was due to the dissolution of Ask Jeeves en Espanol and related termination of the license agreement, resulting in the recognition of a one-time gain relating to license fees which had been paid in advance and deferred, as well as to the decrease in advance bookings of Jeeves Solutions licensing arrangements in 2001 as compared with 2000.

Net cash provided by investing activities was $6.1 million for the year ended December 31, 2001. Cash from investing activities resulted primarily from the net sale of marketable securities of $20.5 million, partially offset by capital expenditures and business acquisitions. Capital expenditures of $12.9 million included purchases of fixed assets of $7.2 million and developed technology of $5.7 million.

Net cash provided by financing activities was $11.2 million for the year ended December 31, 2001. Cash from financing relates primarily to borrowings of $11.0 million under the Company's line of credit.

The Company has a revolving line of credit with a bank in the amount of $25 million. The line of credit expires on July 1, 2002, unless extended. Borrowings under the line of credit bear interest at LIBOR plus

52  Ask Jeeves, Inc.

0.5% (5.0% at December 31, 2001. All borrowings are collateralized by an equal amount of the Company's marketable securities. The line of credit agreement contains various covenants. As of December 31, 2001, borrowings of $11.0 million was outstanding under the line of credit. Additionally, standby letters of credit of approximately $13.8 million were issued and outstanding under the line of credit, which are being maintained as security for performance under lease obligations.

The following summarizes the Company's contractual obligations at December 31, 2001, and the effect such obligations are expected to have on its liquidity and cash flows in future periods:

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years

Borrowings under line of credit	$11,000	$11,000	$—	$—
Capital lease obligations	1,567	978	589	—
Non-cancelable operating leases	10,065	3,401	5,842	822

Total	$22,632	$15,379	$6,431	$822

In February 2002, we settled a ten-year lease obligation in exchange for a payment of $16.0 million of which $13.7 million was paid from restricted cash and marketable securities. As a result, contractual obligations under this lease have been excluded from non-cancelable operating leases shown above. Additionally, we terminated a standby letter of credit securing this obligation in the amount of $13.7 million.

We have no material commitments or obligations other than those under leases and our line of credit. As of December 31, 2001, the Company's only unconsolidated subsidiaries are in the United Kingdom and Japan, which generally provide Ask Jeeves' services within defined geographic regions. The Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, the Company has not guaranteed any obligations of unconsolidated entities nor does it have any commitment or intent to provide additional funding to any such entities. As such, the Company is not materially exposed to any market, credit, liquidity or financing risk that could arise if the Company had engaged in such relationships.

Our capital requirements depend on numerous factors, including market acceptance of our services and the amount of resources we invest in site and content development, marketing and selling our products and services, our brand promotions and any future acquisitions or divestitures.

We anticipate that our existing unrestricted cash and marketable securities will be sufficient to fund our anticipated needs for working capital and capital expenditures for at least the next twelve months. At the end of such period, we will need to generate sufficient cash flow from operations to meet our anticipated needs for working capital and capital expenditures, or we will need to raise additional capital. However, if we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, these failures could seriously harm our business. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced.

Ask Jeeves, Inc.  53

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

During the year ended December 31, 2001, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were insignificant. Further, we believe that the impact on the fair market value of our securities and our earnings from a hypothetical 150 basis point change in interest rates would not be significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

54  Ask Jeeves, Inc.

Ask Jeeves, Inc.  55

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Ask Jeeves, Inc.

We have audited the accompanying consolidated balance sheets of Ask Jeeves, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Table of Contents as Item 14(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ask Jeeves, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations, and its cash flows for each of the three years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

Walnut Creek, California
February 1, 2002, except for Note 17,
as to which the date is
February 7, 2002

56  Ask Jeeves, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2001	2000

Assets
Current assets:
Cash and cash equivalents	$33,125	$41,445
Short-term marketable securities	18,671	46,391
Restricted cash and marketable securities	15,489	3,430

Total cash, cash equivalents and short-term marketable securities	67,285	91,266
Accounts receivable, net of allowance for doubtful accounts of $1,813 and $4,627 at December 31, 2001 and 2000, respectively	8,482	22,812
Prepaid expenses and other current assets(1)	2,453	6,244

Total current assets	78,220	120,322
Restricted marketable securities	9,317	13,700
Property and equipment, net	17,098	19,088
Intangible assets, net	5,384	381,577
Other assets	1,319	3,180

Total assets	$111,338	$537,867

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,428	$5,186
Accrued compensation and related expenses	5,282	6,981
Accrued marketing expenses	1,501	3,133
Accrued restructuring costs	18,429	9,132
Other accrued liabilities	5,726	9,482
Deferred revenue(2)	16,069	33,410
Borrowings under line of credit	11,000	—
Current portion of capital lease obligations	892	886

Total current liabilities	62,327	68,210
Capital lease obligations, less current portion	573	1,465
Other liabilities	1,224	2,424

Total liabilities	64,124	72,099
Commitments and contingencies
Stockholders' equity:
Convertible preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.001 par value; 150,000,000 shares authorized; 39,482,015 and 36,246,144 shares issued and outstanding at December 31, 2001 and 2000, respectively	722,310	717,692
Notes receivable from stockholders	(57)	(1,174)
Deferred stock-based compensation	(98)	(711)
Accumulated deficit	(675,432)	(250,174)
Accumulated other comprehensive income	491	135

Total stockholders' equity	47,214	465,768

Total liabilities and stockholders' equity	$111,338	$537,867

(1)
Includes amounts from related parties of $2 and $627 at December 31, 2001 and 2000, respectively

(2)
Includes amounts from related parties of $14,302 and $28,302 at December 31, 2001 and 2000, respectively

See accompanying notes to consolidated financial statements.

Ask Jeeves, Inc.  57

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except share and per share data)	2001	2000	1999

Revenues:
Web Properties	$32,154	$58,397	$14,564
Jeeves Solutions(1)	34,397	37,303	7,463

Total revenues	66,551	95,700	22,027
Cost of revenues:
Web Properties (exclusive of $21, $45 and $93 reported below as stock-based compensation in 2001, 2000 and 1999, respectively)	14,648	19,166	6,284
Jeeves Solutions (exclusive of $21, $46 and $96 reported below as stock-based compensation in 2001, 2000 and 1999, respectively)	13,025	20,103	7,800

Total cost of revenues	27,673	39,269	14,084
Gross profit	38,878	56,431	7,943
Operating expenses:
Product development (exclusive of $413, $704 and $527 reported below as stock-based compensation in 2001, 2000 and 1999, respectively)	20,206	24,502	8,610
Sales and marketing (exclusive of $158, $335 and $977 reported below as stock-based compensation in 2001, 2000 and 1999, respectively)	41,548	81,641	35,304
General and administrative (exclusive of $93, $1,866 and $2,243 reported below as stock-based compensation in 2001, 2000 and 1999, respectively)	21,980	29,598	8,411
Stock-based compensation	706	2,996	3,936
Amortization of goodwill and other intangible assets	22,855	82,624	—
Write-off of in-process technology	—	11,652	544
Acquisition costs	—	—	6,045
Impairment of long-lived assets	355,291	—	—
Restructuring costs	18,127	13,466	—

Total operating expenses	480,713	246,479	62,850

Operating loss	(441,835)	(190,048)	(54,907)
Gain on dissolution of joint venture	13,356	—	—
Interest and other income, net	3,221	2,252	1,978

Net loss before income tax provision	(425,258)	(187,796)	(52,929)
Income tax provision	—	1,810	—

Net loss	$(425,258)	$(189,606)	$(52,929)

Basic and diluted net loss per share	$(11.48)	$(5.51)	$(2.64)

Weighted average shares outstanding used in computing basic and diluted net loss per share	37,032,933	34,399,200	20,046,959

(1) Revenues from related parties	$18,991	$12,308	$118

See accompanying notes to consolidated financial statements.

58  Ask Jeeves, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Convertible Preferred Stock				Shareholder Notes Receivable	Deferred Stock-based Compensation		Accumulated Other Comprehensive Income (loss)
			Common Stock				Accumulated Deficit		Total Stockholders' Equity	Comprehensive Income
(in thousands, except share data)	Shares	Amount	Shares	Amount

Balances at December 31, 1998	3,810,462	11,558	11,586,173	4,849	—	(477)	(7,639)	—	8,291
Issuance of preferred stock for cash	7,070,541	34,468	—	—	—	—	—	—	34,468
Issuance of common stock and warrants to consultants	—	—	3,761	108	—	—	—	—	108
Issuance of common stock warrants in connection with equipment lease financings	—	—	—	157	—	—	—	—	157
Conversion of preferred stock to common stock	(9,485,690)	(32,535)	9,485,690	32,535	—	—	—	—	—
Issuance of common stock for cash		—	5,771,071	47,446	—	—	—	—	47,446
Conversion of preferred stock to common stock upon Net Effect acquisition	(1,395,313)	(13,491)	1,395,313	13,491	—	—	—	—	—
Common stock issued for assets acquired		—	230,875	1,413	—	—	—	—	1,413
Compensation charge related to grants of common stock options	—	—	—	203	—	—	—	—	203
Issuance of common stock options to stockholders in exchange for services	—	—	—	511	—	(511)	—	—	—
Deferred stock-based compensation	—	—	—	6,923	—	(8,122)	—	—	(1,199)
Amortization of deferred stock-based compensation	—	—	—	—	—	3,935	—	—	3,935
Issuance of shareholder notes receivable	—	—	—	—	(400)				(400)
Comprehensive loss:
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(42)	(42)	$(42)
Net loss	—	—	—	—	—	—	(52,929)	—	(52,929)	(52,929)

Comprehensive loss										$(52,971)

Balances at December 31, 1999	—	—	28,472,883	107,636	(400)	(5,175)	(60,568)	(42)	41,451

Issuance of common stock under Employee Stock Purchase Plan	—	—	232,685	2,809	—	—	—	—	2,809
Issuance of common stock upon exercise of stock options and warrants	—	—	1,391,735	4,582	(1,988)	—	—	—	2,594
Issuance of common stock in connection with business combinations	—	—	4,770,774	484,619	—	—	—	—	484,619
Issuance of common stock in secondary public offering, net of issuance costs	—	—	1,715,000	122,472	—	—	—	—	122,472
Repurchase of common stock options early exercised	—	—	(313,894)	(632)	—	—	—	—	(632)
Return of shares held in escrow from Net Effect acquisition	—	—	(23,039)	(2,000)	—	—	—	—	(2,000)
Reduction of deferred stock-based compensation related to terminations	—	—	—	(2,692)	—	2,692	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	1,772	—	—	1,772
Payments on shareholder notes receivable	—	—	—	—	167	—	—	—	167
Adjustments related to shareholder notes receivable	—	—	—	898	1,047	—	—	—	1,945
Comprehensive loss:
Unrealized losses on marketable securities	—	—	—	—	—	—	—	177	177	$177
Net loss	—	—	—	—		—	(189,606)	—	(189,606)	(189,606)

Comprehensive loss										$(189,429)

Balances at December 31, 2000	—	$—	36,246,144	$717,692	$(1,174)	$(711)	$(250,174)	$135	$465,768

Issuance of common stock under Employee Stock Purchase Plan	—	—	477,335	800					800
Issuance of common stock upon exercise of stock options and warrants	—	—	919,216	618					618
Issuance of common stock in connection with business combinations	—	—	2,085,271	1,877					1,877
Repurchase of common stock	—	—	(245,951)	(247)					(247)
Issuance of common stock warrants in exchange for licenses	—	—		184					184
Compensation charge related to grants of common stock options	—	—		1,386		(93)			1,293
Amortization of deferred stock-based compensation	—	—				706			706
Adjustments related to shareholder notes receivable	—	—			1,117				1,117
Comprehensive loss:	—	—
Unrealized losses on marketable securities	—	—						356	356	$356
Net loss	—	—					(425,258)		(425,258)	(425,258)

Comprehensive loss										$(424,902)

Balances at December 31, 2001	—	$—	39,482,015	$722,310	$(57)	$(98)	$(675,432)	$491	$47,214

See accompanying notes to consolidated financial statements.

Ask Jeeves, Inc.  59

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2001	2000	1999

Operating Activities
Net loss	$(425,258)	$(189,606)	$(52,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,410	5,577	1,271
Loss on disposal of assets	314	3	127
Issuance of common stock to consultants	142	—	108
Issuance of preferred stock for license fee	—	—	45
Compensation charge related to grants of common stock options	896	—	203
Stock-based compensation	706	2,996	3,936
Amortization of goodwill and intangible assets	29,433	88,066	340
Non-cash restructuring charges	966	12,411	—
Write-off of in-process technology	—	11,652	544
Non-cash charge for impaired asset write down	355,291	4,254	—
Non-cash charge for adjustments to shareholder notes receivable	1,352	1,945	—
Changes in operating assets and liabilities:
Accounts receivable	14,330	(13,273)	(8,166)
Prepaid expenses and other assets	4,986	555	(6,147)
Accounts payable	(1,758)	(1,678)	3,889
Accrued compensation and related expenses	(2,404)	1,653	4,796
Accrued marketing expenses	(1,631)	(1,031)	2,983
Accrued merger costs	(29)	(15,902)	5,280
Accrued restructuring costs	9,297	—	—
Other accrued liabilities	(4,403)	5,054	4,260
Deferred revenue	(17,342)	25,680	7,167

Net cash used in operating activities	(25,702)	(61,644)	(32,293)
Investing Activities
Purchases of property and equipment	(7,174)	(14,660)	(6,245)
Purchases of marketable securities	(7,720)	(71,804)	(34,151)
Redemption of marketable securities	28,258	35,138	—
Acquisitions of developed technology	(5,650)	—	—
Business combinations, net of cash acquired	(1,579)	12,646	—
Purchase of other assets	—	—	(1,676)

Net cash provided by (used in) investing activities	6,135	(38,680)	(42,072)
Financing Activities
Issuance of common stock	1,418	129,869	47,846
Redemption of common stock	(247)	(2,632)	—
Issuance of notes receivable to stockholders	(200)	(2,238)	(400)
Repayment of notes receivable to stockholders	162	167	—
Issuance of preferred stock	—	—	34,423
Borrowings under line of credit	11,000
Proceeds from sale-leaseback transaction	—	—	1,809
Repayment of capital lease obligations	(886)	(817)	(404)

Net cash provided by financing activities	11,247	124,349	83,274
Increase (decrease) in cash and cash equivalents	(8,320)	24,025	8,909
Cash and cash equivalents at beginning of period	41,445	17,420	8,511
Cash and cash equivalents at end of period	$33,125	$41,445	$17,420

60  Ask Jeeves, Inc.

Supplemental disclosure of noncash investing and financing activities
Capital lease obligations incurred	$—	$—	$1,690

Common stock issued for business combinations	$2,225	$484,619	$1,412

Common stock warrants issued in connection with equipment lease financings	$—	$—	$158

Common stock warrants issued for licenses	$184	$—	$—

Deferred stock-based compensation in connection with employment guarantee	$—	$—	$1,200

Deferred stock-based compensation in connection with common stock options issued to stockholders in exchange for services	$—	$—	$511

Supplemental disclosure of cash flow information
Interest paid	$630	$464	$121

Income taxes paid	$—	$1,810	$—

See accompanying notes to consolidated financial statements.

Ask Jeeves, Inc.  61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Ask Jeeves, Inc. ("Ask Jeeves" or "the Company") is a leading provider of search and self-service technologies. Our proprietary natural-language capabilities combined with patented search technology create an interaction centered on understanding users' specific needs and interests and connecting them to the most relevant information, products and services. The Company delivers its natural language question answering technologies and services through its own Web sites at Ask.com, AJKids.com and Teoma.com. Through the Company's Web Properties Group, Ask Jeeves provides innovative, targeted and effective tools for reaching a broad base of highly valuable customers. The Company also syndicates services to portals, infomediaries, and content and destination sites to help companies increase e-commerce and advertising revenue. Through its Jeeves Solutions Group, the Company offers software and services that allow corporations to establish connected self service solutions that supplement the activities of call center, contact centers and marketing departments. The Company was incorporated in California in June 1996 and reincorporated in Delaware in June 1999.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in joint ventures in which the Company has significant influence but does not have a controlling interest are accounted for under the equity method and investments in which the Company does not have the ability to exert significant influence are accounted for at cost. All significant intercompany transactions and balances have been eliminated upon consolidation.

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

Cash and Cash Equivalents

The Company considers all cash and highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents. Highly liquid investments included in cash and cash equivalents include commercial paper and short-term U.S., state and government securities. Cash and cash equivalents are recorded at cost, which approximates fair value. Substantially all of the Company's cash and cash equivalents are held in the custody of two major domestic financial institutions.

Marketable Securities

The Company's marketable securities are primarily comprised of commercial paper, U.S., state and municipal government securities and corporate debt securities. Marketable securities are primarily held in the custody of two major financial institutions. The specific identification method is used to determine the cost of securities disposed. At December 31, 2001 and 2000, substantially all the Company's marketable securities were classified as available-for-sale. Available-for-sale securities are carried at fair

62  Ask Jeeves, Inc.

value with unrealized gains and losses on these securities included as a separate component of accumulated other comprehensive income (loss).

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

Concentrations, Credit Risk and Credit Risk Evaluations

Concentrations

The Company relies on third-party advertising services, provided by one supplier, to deliver advertisements to its users. The Company is dependent on the ability of its supplier to deliver the advertisements as contracted for and on favorable pricing terms. The inability of the supplier to do so could have a material impact on the consolidated results of operations of the Company. The Company believes that its relationship with its supplier is satisfactory.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short and long-term marketable securities and trade accounts receivable. Cash and cash equivalents consist principally of demand deposit and money market accounts, commercial paper and U.S., state and municipal government debt securities with strong credit ratings. Marketable securities consist primarily of debt securities of domestic municipalities and corporations with strong credit ratings. Cash and cash equivalents and securities are held with two major domestic financial institutions with high credit standing. The Company has not experienced any significant losses on its cash and cash equivalents or marketable securities. The Company conducts business with companies in various industries primarily in the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential credit issues, and are adjusted periodically to reflect management's expectations of future losses.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, typically two to five years. Leasehold improvements are amortized over the shorter of the useful life or the remaining lease term.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase accounting method. Other intangibles include identifiable intangible assets purchased by the Company, primarily in connection with business combinations. Goodwill and other intangibles are presented net of related accumulated amortization and impairment charges and are being amortized over the estimated economic lives of the assets, generally three to five years. Acquisitions subsequent to June 30, 2001 resulting in goodwill and indefinite-lived

Ask Jeeves, Inc.  63

intangibles are accounted for under a non-amortization approach and are evaluated periodically for impairment.

The Company records impairment losses on goodwill and other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon acquired products, services or technologies, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

Goodwill is viewed in two separate categories: enterprise-level and business-unit level. Enterprise-level goodwill results from purchase acquisitions of businesses that have been fully integrated into the Company's operations and no longer exist as a discrete business unit. Business-unit goodwill results from purchase business combinations where the acquired operations have been managed as a separate business unit and not fully absorbed into the Company. Measurement of fair value for both enterprise-level and business-unit goodwill as well as other intangibles is based on discounted cash flow analysis at the appropriate level, discounted at our weighted average cost of capital. Weighted average cost of capital is based on historical risk premiums required by investors for companies of our size, industry and capital structure and includes risk factors specific to us. In some instances, the measurement of fair value includes a factor, if appropriate, for market comparables, representing our estimate of the value that a buyer is willing to pay for similar assets in terms of products and services, customer base, risks and earnings capabilities.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company measures fair value based on quoted market prices or based on discounted estimates of future cash flows. Long-lived assets to be disposed of are carried at fair value less costs to sell.

64  Ask Jeeves, Inc.

Revenue Recognition

The Company generally recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. If the Company has doubt about the collectibility of revenue at the time it is earned, such revenue is deferred until cash has been received.

A significant portion of the Company's revenues from its Web Properties Group are derived from the sale of advertisements and paid placement products on the Company's online Internet properties. Advertising offered ranges from "run-of-site" banner advertisements and sponsorships to keyword targeting and branded content. Revenue derived from such arrangements is recognized during the period that the service is provided, provided that no significant obligations remain at the end of the period. Company obligations typically include the guarantee of a minimum number of "clicks" or "impressions" or times that an advertisement appears in pages viewed by users of the Company's online properties. To the extent the minimum guaranteed clicks or impressions are not delivered, the Company defers recognition of the corresponding revenue until the remaining guaranteed impressions levels are achieved. Syndication services offered range from the sale of promotional material on behalf of partners to the syndication of our web-wide search technology to portals, infomediaries, and content and destination sites. Syndication fees primarily consist of revenue-sharing arrangements, fixed or fee-per-use arrangements, and revenues are recognized as the service is delivered. Revenues from revenue-sharing arrangements are recorded net of amounts paid to syndication partners, except when the Company acts as the primary obligor in the arrangement and bears risk with respect to the inventory of promotional space and credit risk, in accordance with Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." Revenues from paid placements are generated when a user clicks on the answer that links to a merchant's Web site on a cost per click, or CPC basis.

Revenues from our Jeeves Solutions Group are derived from two sources: 1) software license revenues and; 2) services revenue. Software license revenues are generated from companies licensing the rights to use our natural language and customer intelligence technologies for on corporate websites. Software licenses are also sold on a subscription basis. Services revenue is generated from sales of maintenance agreements, consulting services and training services.

We recognize software license revenue in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition," (SOP 97-2) as amended by Statement of Position 98-9. SOP 97-2 provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair value of the elements. Under SOP 97-2, the determination of fair value is based on the objective evidence that is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement have been delivered.

We recognize license revenue over the core implementation period if implementation services are included in the original license arrangement and are considered to be essential to the functionality of the software. As a result, even where we have a signed license agreement for the purchase of our software and have delivered the software, license revenue recognition depends on whether we have begun core implementation. For license agreements under which we have no implementation responsibility, or where implementation is not considered to be essential to the functionality of the software, we recognize revenue upon delivery of the software. Examples of situations under which we have no implementation responsibility include additional license sales to existing customers or customers who elect to use internal

Ask Jeeves, Inc.  65

or third party resources to implement the software. In software license arrangements where a service element is critical to the functionality of the software, license, implementation and services fees are recognized ratably over the life of the arrangement, commencing upon service implementation. License payments from our ventures are recorded as deferred revenues and are being recognized as revenues on a straight-line basis over three to four year periods.

We generally provide consulting and training services on a time and materials basis. We provide maintenance and support services under renewable, term maintenance agreements, which we price as a percentage of our license fees. Maintenance and support fee revenue is recognized ratably over the contractual term, generally twelve months, commencing from the implementation of service. Amounts invoiced prior to service implementation are recorded as deferred revenue, with recognition commencing upon service implementation.

Significant Customers

For the year ended December 31, 2001, one customer accounted for 17.2% of total revenues. For the years ended December 31, 2000 and 1999, no customer accounted for more than 10% of total revenues.

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

Advertising Costs

The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2001, 2000 and 1999 was $11,051,000, $32,215,000 and $23,824,000, respectively.

Income Taxes

The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Potentially dilutive securities have been excluded from the computation, as their effect is antidilutive. If the Company had reported net income, diluted net income per share would reflect the potential dilution of securities by adding other common stock equivalents, including stock options, warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive.

Recent Accounting Pronouncements

In June 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires

66  Ask Jeeves, Inc.

the use of a non-amortization approach to account for purchased goodwill and intangibles deemed to have indefinite lives. Under a non-amortization approach, goodwill and intangibles deemed to have indefinite lives will not be amortized into results of operations, but instead would be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The provisions of the Statements that apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company believes the adoption of this statement will not have a material impact on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". The Company believes the adoption of this statement will not have a material impact on its consolidated financial statements.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

2. BUSINESS COMBINATIONS

Acquisition of Teoma Technologies, Inc.

In September 2001, the Company acquired Teoma Technologies, Inc, (Teoma) a developer of next generation search technologies. The acquisition of Teoma will enhance the Company's strategy of providing intuitive relevant technologies and services. Teoma's technology divides the Web into natural communities and analyzes topic-specific Web content to generate relevant and authoritative search results.

The acquisition was accounted for as a purchase business combination. The purchase cost consisted of cash of $1.7 million, 2.1 million shares of common stock with a fair value of $1.9 million, 415,000 assumed stock options with a fair value of $183,000, the assumption of liabilities of $488,000 and transaction expenses of $187,000. The purchase cost was allocated to equipment and other assets ($1.6 million) and developed technology ($2.8 million). The purchased technology is being amortized into Web Properties cost of revenues over a period of three years.

The acquisition of Teoma was recorded as a purchase and accordingly, the consolidated financial statements include the operating results of Teoma from the date of acquisition, which occurred in September 2001. The financial results of Teoma prior to the period of acquisition are not material to the consolidated financial statements of the Company.

Acquisition of Direct Hit Technologies, Inc.

In February 2000, the Company acquired Direct Hit Technologies, Inc. ("Direct Hit"), a provider of search and navigation services on the Internet. The purchase consideration consisted of 4,752,000 shares of common stock with a fair value of $456.0 million, 332,000 shares to be issued upon the exercise of outstanding Direct Hit options assumed as part of the merger with a fair value of $25.8 million, liabilities assumed of $10.2 million and $11.2 million in acquisition costs.

Ask Jeeves, Inc.  67

The purchase consideration of the acquired assets and assumed liabilities of Direct Hit were allocated based on fair values as follows (in thousands):

Tangible assets	$16,890
Equipment	2,455
Purchased in-process technology	10,259
Purchased technology	19,789
Acquired workforce	797
Goodwill	453,140

Total purchase consideration	$503,330

The acquisition of Direct Hit was recorded as a purchase and accordingly, the consolidated financial statements include the operating results of Direct Hit from the date of acquisition, which occurred in February 2000. The unaudited pro forma information presented in the table below represents the combined revenue, net loss and net loss per share of the Company for the year ended December 31, 1999 as if the Direct Hit acquisition had taken place on January 1, 1999 and includes the amortization of goodwill and other intangible assets.

(in thousands)	Year Ended December 31, 1999

Revenues	$23,923
Net loss	$(168,998)
Net loss per share basic and diluted	$(6.81)
Weighted average shares outstanding used in computing basic and diluted net loss per share	24,798,837

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

68  Ask Jeeves, Inc.

Amounts allocated to purchased technology, goodwill and other intangible assets are being amortized on a straight-line basis over periods of three to five years.

Merger with Net Effect Systems, Inc.

In November 1999, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Net Effect Systems, Inc. ("Net Effect") in a stock-for-stock transaction that was accounted for as a pooling of interests when consummated. Pursuant to the Agreement, all outstanding shares of Net Effect were exchanged for 1,631,863 shares of the Company's common stock, and options to purchase Net Effect common stock were converted into options to purchase 497,353 shares of the Company's common stock.

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

The following table shows the historical results of the Company and Net Effect for the periods prior to the consummation of the merger of the two entities:

Nine Months Ended September 30, 1999

(unaudited)
Revenues:
Ask Jeeves	$10,302
Net Effect	823

Total	$11,125

Net loss:
Ask Jeeves	$24,179
Net Effect	5,007

Total	$29,186

Joint Ventures

In December 1999, the Company entered into a joint venture, the Ask Jeeves U.K. Partnership ("AJUK"), with Carlton & Granada Internet Limited ("CGCo"), a joint venture between Carlton Communications Plc. ("Carlton") and Granada Media Group Limited ("Granada"). In August 2000, the Company entered into two additional joint ventures, partnering with Univision Communications, Inc to create Ask Jeeves En Espanol, Inc. ("AJEE") and with Trans Cosmos Inc. USA Pacific Holdings Company III to create Ask Jeeves Kabushiki Kaisha ("AJ Japan"), (collectively "the Ventures"). The Company contributed to the joint ventures the use of certain intellectual property within defined territories, which had no carrying value for accounting purposes. The Company and its joint venture partners equally control the Ventures. The Company has not guaranteed any obligations of the Ventures nor does it have any commitment or intent to provide additional funding. The Company accounts for its investment in the Ventures under the equity method of accounting. The Company recorded no value for its interests in the Ventures for accounting purposes. Therefore, the Company has not recognized any portion of the net losses of the Ventures.

Ask Jeeves, Inc.  69

The Company has entered into various agreements with three joint ventures for the license and support of its technology within the United Kingdom, Japan and to the Spanish speaking market. In connection with these agreements, the Company received cash payments that have been recorded as deferred revenues and are being recognized as revenues on a straight-line basis over three to four year periods. For the years ended December 31, 2001, 2000 and 1999, the Company recorded revenues of $18,991,000, $12,308,000 and $118,000, respectively, relating to these license arrangements.

From December 2000 to October 2001 an officer of the Company temporarily served as Interim Chief Executive Officer of AJUK. As interim CEO, the officer was provided limited authority by the Board of Directors of AJUK, all significant transactions of AJUK required Board approval and the officer had no authority to approve transactions between AJUK and the Company. During such time, there were no transactions between the Company and AJUK, other than as contemplated in previously existing contracts.

In October 2001, the Company dissolved AJEE, its Spanish language joint venture with Univision Communications, Inc. In connection with the dissolution, the Company received cash of approximately $7.5 million and reacquired the rights and licenses originally assigned to the venture. The Company recorded a gain of approximately $13.4 million in the three months ended December 31, 2001, representing the remaining balance of deferred license fees paid to the Company by the venture as well as the value of cash received by the Company. The Company had previously carried its investment in the venture at a carrying value of zero.

In February 2002, the Company reached an agreement with Carlton and Granada to acquire their interest in AJUK. See further discussion in note 17, "Subsequent Events".

3. MARKETABLE SECURITIES

At December 31, 2001 and 2000, all of the Company's marketable securities were classified as available-for-sale. Management determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation at the end of each period. Marketable securities are carried at fair value, based on quoted market prices. For the year ended December 31, 2001, gross realized gains were $229,000. The amount of realized gains or losses for the year ended December 31, 2000 was not significant.

70  Ask Jeeves, Inc.

The following tables summarize the Company's marketable securities (in thousands):

December 31, 2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Certificates of Deposit	$2,106	$—	$—	$2,106
Municipal bonds	450	—	—	450
US Government notes	18,041	223	—	18,264
Corporate notes	12,785	130	—	12,915
Asset-backed securities	9,604	152	(14)	9,742

Total available for sale securities	$42,986	$505	($14)	$43,477

Classified as:
Short-term marketable securities				$18,671
Restricted cash and marketable securities				15,489
Restricted marketable securities				9,317

Total				$43,477

December 31, 2000	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Commercial paper	$27,066	$—	($28)	$27,038
Municipal bonds	7,650	—	—	7,650
US Government notes	3,996	10	—	4,006
Corporate notes	21,675	117	—	21,792
Asset-backed securities	2,999	36	—	3,035

Total available for sale securities	$63,386	$163	($28)	$63,521

Classified as:
Short-term marketable securities				$46,391
Restricted cash and marketable securities				3,430
Restricted marketable securities				13,700

Total				$63,521

The amortized cost and estimated fair value of marketable securities in debt securities at December 31, 2001, by effective maturity, were as follows (in thousands):

	Amortized Cost	Estimated Fair Value

Due in 1 year or less	$19,689	$20,039
Due in 1-2 years	23,297	23,438

Total investments in debt securities	$42,986	$43,477

Restrictions on marketable securities include $11.0 million securing borrowings under the line of credit and $13.8 million securing lease obligations. (See Note 7)

Ask Jeeves, Inc.  71

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
(in thousands)	2001	2000

Computer equipment and related software	$27,320	$21,109
Furniture and fixtures	3,469	3,217
Leasehold improvements	1,945	2,213

Total	32,734	26,539
Less accumulated depreciation and amortization	(15,636)	(7,451)

Property and equipment, net	$17,098	$19,088

Cost related to assets under capital lease obligations was $3,499,000 at December 31, 2001, 2000 and 1999. Accumulated amortization related to assets under capital lease obligations at December 31, 2001, 2000 and 1999 was $2,939,000, $1,723,000 and $543,000, respectively.

5. INTANGIBLE ASSETS

Intangible assets consist of the following:

(in thousands)	2001	2000

Goodwill, net of adjustments	$447,002	$447,002
Accumulated amortization	(105,174)	(82,400)
Restructuring charge	(100)	—
Impairment adjustments	(341,728)	—

Goodwill, net	—	364,602

Other intangibles	42,540	32,908
Accumulated amortization	(23,593)	(15,933)
Impairment adjustments	(13,563)	—

Other intangibles, net	5,384	16,975

Total intangible assets, net	$5,384	$381,577

During 2001, we identified indicators of possible impairment of our long-lived assets, consisting principally of acquired intangible assets and goodwill. These indicators included the acquisition of Teoma Technologies, Inc leading to potential obsolescence of previously acquired technology, continued deterioration in the business climate for Internet advertising, significant declines in the market values of our competitors in the Internet advertising industry and changes in our 2001 operating and cash flow forecasts.

With the assistance of independent valuation experts, we performed asset impairment tests at the enterprise level, the lowest level for which there are identifiable cash flows related to our acquired intangible assets and goodwill. The tests were performed by comparing the expected undiscounted cash flows for a four-year period, plus a terminal value for future cash flows, to the carrying amount of the long-lived assets resulting from purchase business combinations. Based on the results of these tests, we

72  Ask Jeeves, Inc.

determined that the long-lived assets initially recorded in connection with our business combinations were impaired.

With the assistance of independent valuation experts, we determined the fair value of the impaired long-lived assets. Fair value was determined using the discounted cash flow method. A write-down of long-lived assets totaling $355.3 million, allocated to acquired intangible assets and goodwill, was recorded during 2001 reflecting the amount by which the carrying amount of the assets exceed their respective fair values.

6. LEASE COMMITMENTS

In June 1999, the Company entered into a leasing agreement with an equipment leasing company to finance equipment and internal-use software purchases of up to a maximum of $3.5 million, including the sale-leaseback of certain assets previously purchased by the Company. As of December 31, 1999, the Company had utilized the total lease financing line. Lease payments are due on a monthly basis under lease terms that range from 30 to 48 months and bear interest at a rate of 8.3% per annum.

The Company has entered into operating and capital leases for certain office space and equipment that contain renewal options. Capital lease obligations for equipment represent the present value of future lease payments under the agreements. The Company has options to purchase the leased assets at the end of the lease terms.

The future minimum lease payments under all non-cancelable leases with terms in excess of one year are as follows (in thousands):

Years ending December 31:	Capital Leases	Operating Leases

2002	$978	$3,401
2003	589	2,980
2004	—	2,862
2005	—	822

Total minimum lease payments	$1,567	$10,065
Less interest	(102)

Present value of minimum lease payments	1,465
Less current portion of capital lease obligations	(892)

Capital lease obligations, less current portion	$573

The table above excludes a lease obligation settled in February 2002. See discussion in Note 17, "Subsequent Events."

Rent expense was $3,955,000, $4,315,000 and $1,499,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

7. LINE OF CREDIT

The Company has a revolving line of credit with a bank in the amount of $25 million. The line of credit expires on July 1, 2002, unless extended. Borrowings under the line of credit bear fixed rate interest from the date of borrowing at LIBOR plus 0.5% (5.0% at December 31, 2001. All borrowings are collateralized

Ask Jeeves, Inc.  73

by the Company's marketable securities. Borrowings under the line are subject to various covenants. As of December 31, 2001, $11.0 million was outstanding under the line of credit. Additionally, standby letters of credit of approximately $13.8 million were issued and outstanding under the line of credit, which are being maintained as security for performance under various obligations.

In February 2002, the Company reached a termination agreement on a lease commitment. As a result, the Company terminated a standby letter of credit pledged as security on the lease in the amount of $13.7 million. See further discussion in note 17, "Subsequent Events".

8. INCOME TAXES

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

	December 31,
	2001	2000

Deferred Tax Assets:
Net operating loss carryforwards	$55,756	$42,343
Capitalized research and development costs	2,446	1,611
Accrued expenses	10,342	5,537
Deferred revenue	10,180	13,364
Other	2,148	1,116

Deferred tax assets	80,872	63,971

Valuation allowance	(79,872)	(57,246)

Total deferred tax assets	$1,000	$6,725

Deferred Tax Liabilities:
Other identified intangible assets	($1,000)	($6,725)

Total deferred tax liabilities	($1,000)	($6,725)
Net deferred tax assets	$—	$—

A valuation allowance has been established and, accordingly, no benefit has been recognized for the Company's net operating losses and other deferred tax assets. The net valuation allowance increased by $22.6 million and $38.6 million during the years ended December 31, 2001 and 2000, respectively. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company's history of net losses since its inception and expected near-term future losses. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results.

The tax benefits associated with employee stock options provide a deferred benefit of $10.0 million as of December 31, 2001. The deferred tax benefit associated with the employee stock options will be credited to common stock when realized.

74  Ask Jeeves, Inc.

At December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $154.0 million, which expire in the years 2018 through 2021. The Company also had net operating loss carryforwards for state income tax purposes of approximately $56.0 million that expires in the years 2003 through 2013.

Utilization of the Company's net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

9. STOCKHOLDERS' EQUITY

Stock Split

On April 16, 1999, the Company's Board of Directors approved a 1-for-2 reverse stock split of all issued and outstanding common and preferred stock. All share and per share amounts in the accompanying consolidated financial statements have been adjusted to reflect the stock split.

Common Stock Offerings

In June 1999, the Company completed an initial public offering of 3,450,000 shares of common stock at $14.00 per share. Net proceeds to the Company aggregated approximately $43.0 million. In connection with the offering, all of the preferred stock outstanding automatically converted into 9,485,690 shares of common stock.

In March 2000, the Company completed a secondary offering of 1,715,000 shares of common stock at $76.00 per share, which includes underwriter's exercise of an option to purchase an additional 315,000 shares. Net proceeds to the Company aggregated approximately $122.5 million (net of underwriters' commission and offering expenses).

Stockholder Rights Plan

In April 2001, the Company adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of May 7, 2001. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of our Series A Junior Participating Preferred Stock for $20 per unit. Under certain circumstances, if a person or group acquires 15% or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $20 exercise price, shares of our common stock or of any company into which we are merged having a value of $40. The rights expire on May 7, 2011 unless extended by the Company's board of directors.

Shares Reserved for Future Issuance

At December 31, 2001, the Company has reserved shares of common stock for future issuance as follows:

Stock options outstanding	10,050,717
Stock options available for grant	5,968,170
Employee stock purchase plan	233,622

Total	16,252,509

Ask Jeeves, Inc.  75

10. RESTRUCTURING AND ASSET IMPAIRMENT

In December 2000, the Company's Board of Directors approved a realignment of our business organization in an effort to streamline operations, increase revenues, reduce costs and bring staffing in line with our current and anticipated requirements. As part of the restructuring program, the Company implemented a reduction in force of approximately 152 positions. The reductions came from all areas of the Company and, as of December 31, 2000, all of the affected employees had been notified and the majority of these terminations were completed. As part of the restructuring, the Company determined that the operations of the Evergreen Project, Inc, which was acquired in January 2000, no longer fit the Company's strategic objectives and were terminated. The Company incurred a charge of approximately $13.5 million in the fourth quarter of the year ended December 31, 2000 relating to the restructuring. This charge included $2.2 million related to costs associated with employee terminations, which included severance pay and medical and other benefits plus legal and accounting costs. The charge also included approximately $8.0 million in estimated facility exit costs and $3.3 million in non-cash asset write-downs. The facility exit costs were associated with the consolidations of various facilities in California and Missouri. Non-cash asset write-downs related to the termination of the Evergreen operation of approximately $3.1 million of goodwill and $200,000 of equipment. In the year ended December 31, 2001, the Company reported charges of approximately $11.8 million, which included approximately $11.3 million related to facility consolidations in California, as a result of unsuccessful attempts to sublease in a rapidly deteriorating market which led to the Company's decision to terminate a significant lease obligation for a termination fee. In addition, the charge included additional severance pay and medical and other benefits of approximately $400,000 and an asset write-off related to the termination of the Evergreen operation of approximately $100,000. The Company completed the restructuring program during the fourth quarter of the year ended December 31, 2001.

In April 2001, the Company implemented an additional restructuring program, approved by its Board of Directors, which included a reduction in force of approximately 73 employees. The reductions came from all areas of the Company and, as of April 30, 2001, all of the affected employees have been notified and the majority of these terminations were completed. In the year ended December 31, 2001, the Company reported charges of $2.7 million, which included approximately $1.7 million related to costs associated with employee terminations, which included severance pay and medical and other benefits plus accounting and legal costs; approximately $500,000 related to the termination of a marketing agreement; and $500,000 in estimated facility exit costs associated with the consolidation of facilities in New York. The Company completed this restructuring program and such costs were included in the fourth quarter of the year ended December 31, 2001.

In September 2001, the Company's Board of Directors approved a further restructuring program aimed at streamlining its underlying cost structure to better position the Company for growth and improved operating results. As part of the restructuring program, the Company implemented a reduction in force of approximately 43 positions over the third and fourth quarters of the year ended December 31, 2001. The reductions came from all areas of the Company and, as of December 31, 2001, the employees have been notified and the majority of these terminations were completed. In the year ended December 31, 2001, the Company incurred a charge of approximately $3.6 million, which included a charge of approximately $2.0 million in estimated facility exit costs associated with the consolidation of facilities in Emeryville, California, $800,000 related to costs associated with employee terminations, which included severance pay and medical and other benefits plus accounting and legal costs, termination of a marketing agreement of

76  Ask Jeeves, Inc.

approximately $800,000. The Company completed this restructuring program and such costs were included in the fourth quarter of the year ended December 31, 2001.

The following table sets forth the restructuring activity during the years ended December 31 (in thousands).

2001 Charged to restructuring expense:	Restructuring Accrued Costs at January 1, 2001	Restructuring Charges	Cash Paid	Asset Write-offs	Restructuring Accrued Costs at December 31, 2001

Facility exit costs	$7,984	$13,802	$(3,319)	$(348)	$18,119
Asset write-downs	—	100	—	(100)	—
Marketing contract terminations	—	1,318	(1,318)	—	—
Severance and professional fees	1,148	2,907	(3,745)	—	310

Total	$9,132	$18,127	$(8,382)	$(448)	$18,429

2000 Charged to restructuring expense:	Restructuring Charges	Cash Paid	Asset Write-offs	Restructuring Accrued Costs at December 31, 2000

Facility exit costs	$7,984	$—	$—	$7,984
Asset write-downs	3,279	—	(3,279)	—
Severance and professional fees	2,203	(1,055)	—	1,148

Total	$13,466	$(1,055)	$(3,279)	$9,132

The Company also recorded write-downs to estimated fair value of non-marketable investments in privately held companies that were deemed to have had other than temporary declines in value below their carrying value totaling $264,000 and $4.3 million for the years ended December 31, 2001 and 2000, respectively. There were no similar write-downs for the year ending December 31, 1999.

11. EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

Effective January 1, 1999, the Company adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. The Company does not match contributions by plan participants.

1999 Employee Stock Purchase Plan

In May 1999, the Company adopted, as amended, the 1999 Employee Stock Purchase Plan. The Company has reserved a total of 942,978 shares of common stock for issuance under the plan. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable two-year offering period or the last day of the applicable six-month purchase period. At December 31, 2001, 233,622 shares were available for grant under the plan.

Ask Jeeves, Inc.  77

12. STOCK-BASED COMPENSATION

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

1999 Equity Incentive Plan

In April 1999, the Company adopted the 1999 Equity Incentive Plan (the "1999 Plan"). The Company has reserved a total of 6,428,537 shares of common stock for the issuance under the 1999 Plan, which provides for the grant of ISOs to employees, and of ISOs, NSOs and rights to acquire restricted stock to employees, directors, and consultants of the Company and its affiliates.

1999 Non-Qualified Equity Incentive Plan

In October 1999, the Company adopted the 1999 Non-Qualified Equity Incentive Plan. The Company has reserved a total of 7,700,000 shares of common stock authorized for issuance under the 1999 Non-Qualified Equity Incentive Plan, which provides for the grant of non-statutory stock options, rights to purchase restricted stock and stock bonuses to employees, members of the Board of Directors, and consultants of the Company and its affiliates.

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

78  Ask Jeeves, Inc.

A summary of stock option activity for all stock plans of the Company is set forth below:

	Options Outstanding
	Shares	Weighted-average Exercise Price Per Share

Outstanding at December 31, 1998	3,048,487.51
Granted	6,476,331	22.87
Canceled	(362,850)	8.89
Exercised	(2,333,368)	2.04

Outstanding at December 31, 1999	6,828,600	$20.74
Granted	6,327,356	24.49
Canceled	(2,498,547)	37.23
Exercised	(1,366,201)	3.29

Outstanding at December 31, 2000	9,291,208	$21.43
Granted	6,992,805	1.23
Canceled	(5,314,080)	19.12
Exercised	(919,216)	0.60

Outstanding at December 31, 2001	10,050,717	$10.60
Vested and exercisable at December 31, 2001	3,241,967	$12.02

        The weighted-average remaining contractual life of options outstanding at December 31, 2001 and 2000 was 8.4 years and 8.9 years, respectively.

        The following table summarizes the status of stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share

$0.01-0.84	820,607	8.08	$0.72	449,466	$0.66
0.86-0.88	2,889,971	9.27	0.87	887,689	0.87
0.90-1.63	1,278,178	6.34	1.28	291,341	1.61
1.66-2.53	1,165,093	9.22	2.14	378,649	2.28
2.60-14.00	1,150,885	7.94	8.13	542,061	8.85
14.66-18.06	215,469	8.54	17.06	75,582	17.05
18.13-18.50	1,593,287	8.47	18.50	205,107	18.50
18.56-125.86	927,727	8.10	59.85	407,364	63.89
125.86-125.86	7,500	7.96	125.86	3,750	125.86
138.00-138.00	2,000	8.01	138.00	958	138.00

Total	10,050,717	8.39	10.60	3,241,967	12.02

Pro Forma Disclosures of the Effect of Stock-Based Compensation

Pro forma information regarding the results of operations and net loss per share is determined as if the Company had accounted for its employee stock options using the fair value method. The fair value of each option granted is estimated on the date of grant using the Black Scholes valuation model. The risk-free interest rate for 2001, 2000 and 1999, was 5.0%, 5.0% and 6.5%, respectively. The expected life of options granted in the years ended December 31, 2001, 2000 and 1999, was 9 years, 10 years and 5 years,

Ask Jeeves, Inc.  79

respectively. No dividend and a volatility factor of 1.6, 1.6 and 2.6 for 2001, 2000, and 1999, respectively, were used.

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

        Had compensation cost for the Company's stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black Scholes valuation model, the Company's net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended December 31,
	2001	2000	1999

Net loss, as reported	$(425,258)	$(189,606)	$(52,929)
Net loss, pro forma	$(428,065)	$(224,154)	$(74,382)

Basic and diluted net loss per share, as reported	$(11.48)	$(5.51)	$(2.64)
Basic and diluted net loss per share, pro forma	$(11.56)	$(6.52)	$(3.71)

        The weighted-average grant-date fair value of options granted was $1.19, $23.02 and $24.14 for grants made during years ended December 31, 2001, 2000 and 1999, respectively.

        The pro forma impact of options on the net loss for the years ended December 31, 2001, 2000 and 1999, is not representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

Other Executive Compensation

        In 2000, the Company granted equity interests in the joint ventures to certain executives of Ask Jeeves International and recorded a compensation charge of $1,223,000 in connection with these grants during the year.

        In 1999, in conjunction with an employment contract with an executive, the Company guaranteed $1,200,000 in cash or stock to be paid to the executive after 36 months of employment. This amount was paid in January 2001 at the executive's termination of employment.

13. RELATED PARTY TRANSACTIONS

        During the years ended December 31, 2001 and 2000, the Company provided loans to shareholders, who are also officers, totaling $200,000 and $3,171,000, respectively. The loan made during 2001 was

80  Ask Jeeves, Inc.

repaid prior to December 31, 2001. The loans bear interest at rates between 5.0% and 10.4%. The loans are collateralized by various assets of the employees including shares of the Company's common stock. During the years ended December 31, 2001 and 2000, a charge to general and administrative expense of $159,000 and $1,945,000 respectively, was recorded to adjust the carrying value of the notes to the fair value of the underlying collateral and to reflect certain other adjustments with respect to such notes.

14. LEGAL PROCEEDINGS

        From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with the services, such as claims alleging defamation or invasion of privacy.

        In July 1999, IP Learn LLC filed a complaint against the Company in the United States District Court for the Northern District of California. The complaint, which was amended by the plaintiff, alleged that aspects of the Company's technology infringed three patents alleged to be held by the plaintiff. The Company settled this lawsuit in February 2001, and an Order of Dismissal with Prejudice was entered by the Court on February 20, 2001. Under the terms of the settlement agreement, the Company will receive a license to certain intellectual property owned by IP Learn, LLC. The remaining portion of the settlement cost allocable to the future license of intellectual property of $1.1 million is being charged to cost of revenue over a three-year period.

        On December 16, 1999, Patrick H. Winston and Boris Katz filed a complaint against us in the United States District Court for the District of Massachusetts (Patrick H. Winston and Boris Katz v. Ask Jeeves, Inc., Case No. 99GV12584 MLW), alleging infringement by us of United States Patent Nos. 5,309,359 and 5,404,295 that are alleged to be held by the plaintiffs. The Company settled this lawsuit in July 2001, and an Order of Dismissal with Prejudice was entered by the Court on July 27, 2001. Under the terms of the settlement agreement, the Company will receive a license to certain intellectual property owned by Mr. Winston and Mr. Katz. The remaining portion of the settlement cost allocable to the future license of intellectual property of $1.8 million is being charged to cost of revenue over a thirty-month period from the date of settlement.

        On October 25, 2001, a putative class action lawsuit captioned Leonard Turroff, et al. vs Ask Jeeves, Inc., et al. was filed against the Company and two of our officers and directors (collectively the "Individual Defendants") in the United States District Court for the Southern District of New York. Also named as defendants were Morgan Stanley & Co,, Inc., FleetBoston Robertson Stephens, Goldman Sachs & Co., U.S. Bancorp Piper Jaffray, and Dain Rauscher, Inc., the underwriters of the Company's initial public offering. The complaint alleges violations of Section 11 of the Securities Act of 1933 against all defendants, and violations of Section 15 of the Securities Act against the Individual Defendants in connection with the Company's initial public offering ("IPO"). An amended complaint was filed on December 6, 2001, which includes the same allegations in connection with Ask Jeeves' secondary offering in March 2000. The complaints seek unspecified damages on behalf of a purported class of purchasers of common stock between June 30, 1999 and December 6, 2000. We believe the claims are without merit and intend to defend the actions vigorously, however, an unfavorable outcome could have a material adverse effect on our operating results and financial position.

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

Ask Jeeves, Inc.  81

15. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

        For management reporting purposes, the Company is divided into two business divisions, Web Properties and Jeeves Solutions. Results of operations for these business divisions include revenues, cost of revenues and gross profit (loss) information as provided to the Company's Chief Executive Officer (CEO), who is the Chief Operating Decision Maker. Information as to operating expenses, operating loss and net loss is not provided by business segment. Summarized financial information by segment for 2001, 2000 and 1999, as reported to the CEO is as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999

Web Properties:
Revenues	$32,154	$58,397	$14,564
Cost of revenues	14,648	19,166	6,284

Gross profit	$17,506	$39,231	$8,280

Jeeves Solutions:
Revenues	$34,397	$37,303	$7,463
Cost of revenues	13,025	20,103	7,800

Gross profit (loss)	$21,372	$17,200	$(337)

        The Company provides its search and self-service technologies services internationally directly and through its joint ventures. Attribution of revenues by geographic region is based on the country in which the customer is domiciled. Geographic information on revenue is as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999

Revenues:
North America	$50,311	$83,680	$21,909
United Kingdom	11,275	9,040	118
Other international	4,965	2,980	—

Total	$66,551	$95,700	$22,027

Included in United Kingdom and Other international revenues are amounts from related parties of $18,991,000, $12,308,000 and $118,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

82  Ask Jeeves, Inc.

16. NET LOSS PER SHARE

The following table sets forth the computation of net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2001	2000	1999

Basic and diluted net loss per share
Numerator: Net loss	$(425,258)	$(189,606)	$(52,929)
Denominator: Weighted-average shares common stock outstanding	37,119,882	35,269,508	21,000,662
Less: weighted average shares common stock subject to repurchase	(86,949)	(870,308)	(953,703)
Weighted-average shares used in calculation of basic and diluted net loss per share	37,032,933	34,399,200	20,046,959
Basic and diluted net loss per share	$(11.48)	$(5.51)	$(2.64)

        If the Company had reported net income, the calculation of historical diluted earnings per share would have included an additional 1,408,338, 4,812,380 and 4,450,618 common equivalent shares related to the outstanding stock options and warrants not included above (determined using the treasury stock method) for the years ended December 31, 2001, 2000 and 1999, respectively. For the years ended December 31, 2001, 2000 and 1999, a total of 6,291,056, 1,286,697 and 143,926 common equivalent shares related to outstanding stock options and warrants (determined using the treasury stock method) have been excluded from the calculation of historical diluted earnings per share as their respective exercise prices were more than the average market value for the respective periods.

17. SUBSEQUENT EVENTS

        In February 2002, the Company reached an agreement with its former partners Carlton Communications PLC and Granada Media Group Limited to acquire full ownership of Ask Jeeves UK. The terms of the agreement include payment by Ask Jeeves of approximately $2.5 million in cash and stock to acquire the business. The Company is also obligated to pay Carlton and Granada fifty percent of the net proceeds of any qualifying sale or offering of shares of Ask Jeeves UK through March 2003. The Company will record a deferred gain during the first quarter of 2002 of approximately $3.0 million representing the remaining value of deferred license fees paid to the Company by the venture as well as the value of cash received by the Company in excess of consideration paid.

        In February 2002, the Company reached agreement on the settlement of a 10-year lease obligation for office space not needed as a result of restructuring of its operations. The terms of the agreement include the one-time payment of $16 million. The entire amount of the settlement was included in the Company's restructuring charges in the year ending December 31, 2001. As a result of the settlement of the lease obligation, the Company terminated a standby letter of credit pledged as security on the lease in the amount of $13.7 million.

Ask Jeeves, Inc.  83

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
2001 (in thousands)	December 31	September 30	June 30	March 31

Revenue	$15,361	$15,433	$16,673	$19,083
Gross profit	$10,749	$9,482	$8,110	$10,536
Operating income (loss)	$(12,613)	$(27,716)	$(21,945)	$(379,561)
Net income (loss)	$1,353	$(27,466)	$(20,936)	$(378,210)
Net income (loss) per share—basic	$0.03	$(0.74)	$(0.58)	$(10.55)
Net income (loss) per share—diluted	$0.03	$(0.74)	$(0.58)	$(10.55)
	Three Months Ended
2000 (in thousands)	December 31	September 30	June 30	March 31

Revenue	$23,045	$29,029	$25,868	$17,757
Gross profit	$13,166	$18,706	$14,743	$9,815
Operating loss	$(59,482)	$(38,853)	$(43,991)	$(47,723)
Net loss	$(61,961)	$(38,460)	$(41,987)	$(47,199)
Net loss per share—basic and diluted	$(1.74)	$(1.08)	$(1.20)	$(1.48)

        See Notes 2, 5 and 10 for non-recurring quarterly items.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

84  Ask Jeeves, Inc.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Ask Jeeves incorporates by reference the information set forth under the caption "Executive Officers of the Company" in Part I hereof and the information concerning its directors set forth under the caption "Election of Directors" in our definitive Proxy Statement to be filed for our 2002 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Ask Jeeves incorporates by reference the information set forth under the caption "Executive Officers of the Company" in Part I hereof and the information set forth under the caption "Executive Compensation" in our definitive Proxy Statement to be filed for our 2002 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Ask Jeeves incorporates by reference the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement to be filed for our 2002 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND
RELATED TRANSACTIONS

Ask Jeeves incorporates by reference the information set forth under the captions "Certain Relationships and Related Transactions," and "Executive Compensation," in our definitive Proxy Statement to be filed for our 2002 Annual Meeting of Stockholders.

Ask Jeeves, Inc.  85

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
    Report of Ernst & Young, LLP, Independent Auditors

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

(3)
Exhibits

The following exhibits are filed herewith or incorporated by reference:

Exhibit	Description

3.1(1)	Certificate of Incorporation of the Registrant.
3.1.1(8)	Certificate of Designation of Series A Junior Participating Preferred Stock
3.2(1)	Bylaws of the Registrant.
4.1(1)	Reference is made to Exhibits 3.1 and 3.1.1.
4.2(1)	Specimen Certificate for Registrant's Common Stock.
4.3(1)	Warrant to purchase 15,000 shares of Common Stock granted by the Registrant to Antenna Group PR dated as of June 30, 1998.
4.4(1)	Warrant to purchase 20,000 shares of Common Stock granted by the Registrant to Antenna Group PR dated as of July 31, 1998.
4.5(1)	Warrant to purchase 8,000 shares of Common Stock granted by the Registrant to Antenna Group PR dated as of May 31, 1998.
4.6(8)	Rights Agreement, dated as of April 26, 2001, between the Registrant and Fleet National Bank, N.A., which includes the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C.
4.7*	Warrant to purchase 105,000 shares of Common Stock granted by Registrant to Boris Katz dated as of July 26, 2001.
4.8*	Warrant to purchase 70,000 shares of Common Stock granted by Registrant to Patrick Winston dated as of July 26, 2001.
10.1(1)	Amended and Restated 1996 Equity Incentive Plan.
10.2(1)	Form of Option Agreement for the Amended and Restated 1996 Equity Incentive Plan.

86  Ask Jeeves, Inc.

10.3.3(7)†	1999 Equity Incentive Plan, as Amended and Restated.
10.4.1(1)†	Form of Option Agreement for the 1999 Equity Incentive Plan.
10.4.2(7)†	Form of Option Agreement for the 1999 Equity Incentive Plan, as Amended and Restated.
10.5.1(1)†	1999 Employee Stock Purchase Plan.
10.5.2(1)†	1999 Employee Stock Purchase Plan, as Amended and Restated.
10.6(9)†	1999 Equity Incentive Plan, as Amended and Restated through May 25, 2000.
10.7(9)†	Form of Option Agreement for the 1999 Equity Incentive Plan, as Amended and Restated through May 25, 2000.
10.8(9)†	1999 Employee Stock Purchase Plan, as Amended and Restated through May 25, 2000.
10.12(1)	License Agreement dated as of October 2, 1998, by and between the Registrant and Compaq Computer Corporation.
10.13(1)	License and Development Agreement dated as of September 30, 1999, by and between the Registrant and Compaq Computer Corporation.
10.18(1)†	Offer letter dated as of January 5, 1999, by and between the Registrant and Frank A. Vaculin.
10.18.1†*	Severance terms as of April 30, 2001, by and between the Registrant and Frank Vaculin.
10.19.1(1)†	Offer letter dated as of May 22, 1998, by and between the Registrant and Robert W. Wrubel.
10.19.2(1)†	Offer letter dated as of June 1, 1999, by and between Registrant and Robert W. Wrubel, as amended.
10.19.3(7)†	Employment Agreement dated as of December 1, 2000, by and between the Registrant and Robert W. Wrubel.
10.25(1)	Asset Purchase Agreement dated as of April 16, 1999, by and between the Registrant and Lumina Decision Systems, Inc.
10.26(1)	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.
10.28(1)	Office Lease dated as of April 29, 1999, by and between the Registrant and Emery Station Associates, L.L.C.
10.29(1)†	Offer letter dated as of May 27, 1999, by and between the Registrant and George S. Lichter.
10.30(1)	Master Lease Agreement dated as of June 15, 1999, by and between the Registrant and Comdisco, Inc.
10.31(1)	Forms of Promissory Note and Stock Pledge Agreement for loans to executive officers.
10.32(2)	Agreement and Plan of Merger and Reorganization dated as of November 19, 1999, by and among the Registrant, Net Effect Systems, Inc. and Neutral Acquisition Corp.
10.33(3)	Agreement and Plan of Merger and Reorganization dated as of January 25, 2000, by and among the Registrant, Direct Hit Technologies, Inc. and Answer Acquisition Corp.
10.35(4)	Form of Registration Rights Agreement, between the Registrant and Stockholders of Net Effect Systems, Inc.
10.36(5)	Office Lease dated as of February 24, 2000, by and between the Registrant and Oakland City Center LLC.
10.37(6)	Lease Agreement dated as of May 15, 2000, by and between the Registrant and Oakland City Center, LLC.
10.38(7)†	Offer letter dated as of June 30, 1999, by and between the Registrant and Jeffrey S. Mahl.
10.39(7)†	Offer letter dated as of July 24, 2000, by and between the Registrant and Adam Klein.
10.39.1†*	Severance letter dated March 28, 2001, by and between the Registrant and Adam Klein.
10.40(7)†	Offer letter dated as of December 8, 2000, by and between the Registrant and A. George (Skip) Battle.
10.40.2(10)†	Offer letter of New Terms of Employment dated April 3, 2001, by and between the Registrant and A. George (Skip) Battle.
10.41(10)†	Promissory Note dated March 15, 2001 of Steven Sordello, as Maker, in favor of the Registrant.
10.42(10)†	Offer letter dated April 23, 2001, by and between the Registrant and Steve Berkowitz.
10.43(4)†	Offer letter dated September 24, 1999, by and between the Registrant and Enrique Salem.
10.44.1†*	Promissory Note secured by Deed of Trust, dated February 29, 2000, of Enrique T. Salem and Marcela M. Salem, as Borrower, in favor of the Registrant.

Ask Jeeves, Inc.  87

10.44.2†*	Addendum to Promissory Note secured by Deed of Trust, dated February 29, 2000, of Enrique T. Salem and Marcela M. Salem, as Borrower, in favor of the Registrant.
10.45.1†*	Incentive Agreement, entered into as of January 2, 2001, by and between the Registrant and Claudio Pinkus.
10.45.2†*	Amendment to Incentive Agreement, dated June 18, 2001, by and between Registrant and Claudio Pinkus.
10.45.3†*	Second Amendment to Incentive Agreement, entered into as of August 29, 2001, by and between Registrant and Claudio Pinkus.
10.45.4†*	Third Amendment to Incentive Agreement, entered into as of November 27, 2001, by and between the Registrant and Claudio Pinkus.
10.46.1†*	Incentive Agreement, entered into as of January 2, 2001, by and between the Registrant and George Lichter.
10.46.2†*	Amendment to Incentive Agreement, dated June 18, 2001, by and between Registrant and George Lichter.
10.46.3†*	Second Amendment to Incentive Agreement, entered into as of August 30, 2001, by and between Registrant and George Lichter.
10.46.4†*	Separation Agreement, dated February 6, 2002, made by and between George Lichter and Registrant.
10.47.1(11)	Agreement and Plan of Merger and Reorganization, dated as of September 10, 2001, by and among the Registrant, Answer Acquisition Corp. No. 2, and Teoma Technologies, Inc., and, solely with respect to Article X, Hawk Holdings, LLC, as Stockholders' Agent, and Chase Manhattan Bank and Trust N.A., as Escrow Agent.
10.47.2(11)	Registration Rights Agreement, dated September 10, 2001, by and between the Registrant and the multiple parties listed therein.
10.48*	Lease Amendment and Termination Agreement, made February 4, 2002, by and between Registrant, as Tenant, and Oakland City Center LLC, as Landlord.
23.1*	Consent of Ernst & Young LLP, Independent Auditors.
24.1*	Power of attorney.

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
(6)
Previously filed with Registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2000.
(7)
Previously filed with Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2001.
(8)
Previously filed with Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 10, 2001.
(9)
Previously filed with Registrant's S-8 Registration Statement, No. 333-73400.
(10)
Previously filed with Registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2001.
(11)
Previously filed with Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 17, 2001.
*
Filed herewith.
†
Management contract, compensatory plan or arrangement.

88  Ask Jeeves, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Emeryville, State of California, on February 28, 2002.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ A. GEORGE (SKIP) BATTLE A. George (Skip) Battle	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2002
/s/ STEVEN J. SORDELLO Steven J. Sordello	Chief Financial Officer (Principal Financial Officer)	February 28, 2002
/s/ CHRISTINE M. DAVIS Christine M. Davis	Vice President and Corporate Controller (Principal Accounting Officer)	February 28, 2002
/s/ GARRETT GRUENER Garrett Gruener	Chairman of the Board of Directors	February 28, 2002
/s/ GEOFFREY Y. YANG Geoffrey Y. Yang	Director	February 28, 2002

Ask Jeeves, Inc.  89

/s/ JAMES KIRSNER James Kirsner	Director	February 28, 2002
/s/ DAVID S. CARLICK David S. Carlick	Director	February 28, 2002
/s/ ROGER A. STRAUCH Roger A. Strauch	Director	February 28, 2002

90  Ask Jeeves, Inc.

ASK JEEVES, INC.
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charge to Costs and Expenses	Deductions	Balance at End of Period

Year ended December 31, 2001:
Allowance for doubtful accounts	$4,627	$2,021	$4,835	$1,813

Year ended December 31, 2000:
Allowance for doubtful accounts	$1,168	$4,500	$1,041	$4,627

Year ended December 31, 1999:
Allowance for doubtful accounts	$85	$1,083	$—	$1,168

Ask Jeeves, Inc.  91

QuickLinks

ASK JEEVES, INC. 2001 ANNUAL REPORT ON FORM 10-K
ASK JEEVES, INC. SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS (in thousands)