Form 10-Q
period 2002-03-31
ASK JEEVES INC
filed 2002-04-30
CIK 1054298

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        ☒ Yes        ☐ No

        The number of shares outstanding of the registrant's Common Stock as of April 26, 2002 was 41,141,007.

ASK JEEVES, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ASK JEEVES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2002	December 31, 2001
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$27,692	$33,125
Short-term marketable securities	13,110	18,671
Restricted cash and marketable securities	11,000	15,489

Total cash, cash equivalents and marketable securities	51,802	67,285
Accounts receivable, net	8,959	8,482
Prepaid expenses and other current assets	2,856	2,453

Total current assets	63,617	78,220
Restricted marketable securities	106	9,317
Property and equipment, net	12,887	17,098
Intangible assets, net	4,821	5,384
Other assets	2,235	1,319

Total assets	$83,666	$111,338

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,953	$3,428
Accrued compensation and related expenses	5,010	5,282
Accrued marketing expenses	1,628	1,501
Accrued restructuring costs	1,513	18,429
Other accrued liabilities	7,858	6,618
Deferred revenue	13,451	16,069
Borrowings under line of credit	11,000	11,000

Total current liabilities	44,413	62,327
Other liabilities	666	1,797

Total liabilities	45,079	64,124
Commitments and contingencies
Stockholders' equity:
Convertible preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.001 par value; 150,000,000 shares authorized; 40,860,630 and 39,482,015 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	724,308	722,310
Notes receivable from stockholders	(57)	(57)
Deferred stock compensation	(55)	(98)
Accumulated deficit	(685,872)	(675,432)
Accumulated other comprehensive income	263	491

Total stockholders' equity	38,587	47,214

Total liabilities and stockholders' equity	$83,666	$111,338

See accompanying notes to the condensed consolidated financial statements.

ASK JEEVES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended
	March 31, 2002	March 31, 2001
Revenues:
Web Properties	$10,804	$9,027
Jeeves Solutions (1)	5,273	10,056

Total revenues	16,077	19,083
Cost of revenues:
Web Properties	3,743	4,238
Jeeves Solutions	2,043	4,309

Total cost of revenues	5,786	8,547
Gross profit	10,291	10,536
Operating expenses:
Product development	4,589	5,601
Sales and marketing	10,015	14,028
General and administrative	5,267	7,869
Stock-based compensation	41	385
Amortization of goodwill and other intangible assets	—	22,369
Impairment of long-lived assets	2,231	339,177
Restructuring costs and other	—	668

Total operating expenses	22,143	390,097

Operating loss	(11,852)	(379,561)
Interest and other income (expense), net	1,413	1,351

Net loss	$(10,439)	$(378,210)

Basic and diluted net loss per share	$(0.26)	$(10.55)

Weighted average shares outstanding used in computing basic and diluted net loss per share	39,517,426	35,842,783

(1) Revenues from related parties	$2,772	$4,814

See accompanying notes to the condensed consolidated financial statements.

ASK JEEVES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2002	March 31, 2001
Operating activities
Net loss	$(10,439)	$(378,210)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,433	2,071
Compensation charge related to grants of stock options	—	1,372
Stock-based compensation	41	385
Amortization of goodwill and intangible assets	563	23,687
Impairment charge for long-lived assets	2,231	339,177
Changes in operating assets and liabilities:
Accounts receivable	(477)	5,471
Prepaids and other assets	(437)	(848)
Accounts payable	(1,481)	(1,077)
Accrued compensation and related expenses	(536)	718
Accrued marketing expenses	126	(2,376)
Accrued merger costs	385	—
Accrued restructuring costs	(16,915)	(2,145)
Other accrued liabilities	(2,098)	(1,113)
Deferred revenue	(3,185)	(2,794)

Net cash used in operating activities	(29,789)	(15,682)
Investing activities
Purchases of property and equipment	(438)	(1,172)
Proceeds from redemption of marketable securities	19,019	8,737
Purchases of intangible assets	—	(1,250)
Net cash acquired from acquisition of joint venture	5,247	—

Net cash provided by investing activities	23,828	6,315
Financing activities
Issuance of common stock	748	550
Repayment of capital lease obligations	(220)	(220)

Net cash provided by financing activities	528	330

Decrease in cash and cash equivalents	(5,433)	(9,037)
Cash and cash equivalents at beginning of period	33,125	41,445

Cash and cash equivalents at end of period	$27,692	$32,408

Supplemental disclosure of noncash investing and financing activities
Common stock issued for acquisition of joint venture	$1,250	$—

Interest paid	$183	$54

See accompanying notes to the condensed consolidated financial statements.

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

Basis of Presentation

        The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in affiliates in which the Company has significant influence but does not have a controlling interest are accounted for under the equity method and investments in which the Company does not have the ability to exert significant influence are accounted for at cost. All significant intercompany transactions and balances have been eliminated upon consolidation. The accompanying condensed consolidated financial statements as of March 31, 2002 and 2001 and for the three months ended March 31, 2002 and 2001 are unaudited but include all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair statement of the consolidated financial position, operating results and cash flows as of the interim date and for the periods presented. Results for the interim period ended March 31, 2002 are not necessarily indicative of results for the entire fiscal year or future periods. The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Recent Accounting Pronouncements

        In June 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and intangibles deemed to have indefinite lives. Under a non-amortization approach, goodwill and intangible assets deemed to have indefinite lives will not be amortized by charges to operations, but instead would be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The provisions of the Statements that apply to goodwill and intangible assets acquired prior to June 30, 2001 were adopted by the Company on January 1, 2002. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. Consistent with SFAS No. 121, SFAS No 144 continued to require a step approach for recognizing and measuring the impairment of long-lived assets to be held and used. The adoption of this statement by the Company did not have a material impact on its consolidated financial statements.

Reclassifications

        Certain prior period balances have been reclassified to conform to the current year presentation.

2. BUSINESS COMBINATIONS

        In February 2002, the Company acquired the entire outstanding equity interests in Ask Jeeves UK. Previously, the Company held a fifty percent interest in Ask Jeeves UK, a joint venture partnership with Carlton Communications PLC and Granada Media Group Limited, that was formed to market the Company's search and self-service technologies and services in the United Kingdom. The Company acquired full ownership of Ask Jeeves UK to enhance the synergies that exist between the U.S. and U.K. operations.

        The purchase cost consisted of cash of $1.2 million, 774,792 shares of common stock with a fair value of $1.3 million, the assumption of liabilities of $3.8 million and transaction expenses of $450,000. The terms of the agreement include an obligation for Ask Jeeves to pay to its former partners fifty percent of the net proceeds of any qualifying sale or offering of shares of Ask Jeeves UK through March 2003. The purchase cost was allocated entirely to cash, and the Company recorded a deferred gain of $801,000 representing the value of cash acquired by the Company in excess of consideration paid. Additionally, during the three months ended March 31, 2002, the Company recorded a gain of $974,000 representing the remaining balance of deferred license fees paid to the Company by the venture.

        The acquisition was accounted for as a purchase business combination and accordingly, the consolidated financial statements include the operating results of Ask Jeeves UK from the date of acquisition. Previously, the Company accounted for its investment in the joint venture under the equity method of accounting. The Company had recorded no value for its interest in the joint venture for accounting purposes. Therefore, the Company had not recognized any portion of the net losses of the joint venture. The unaudited pro forma information presented in the table below represents the combined revenue, net loss and net loss per share of the Company for the three month periods ended March 31, 2001 and 2002 as if the acquisition had taken place on January 1, 2001.

	2002	2001
(in thousands, except share and per share amounts)
Revenues	$16,147	$19,453
Net loss	$(11,530)	$(382,640)
Net loss per share basic and diluted	$(0.29)	$(10.45)
Weighted average shares outstanding used in computing basic and diluted net loss per share	40,249,174	36,617,575

3. COMMITMENTS AND CONTINGENCIES

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

        In February 2002, the Company reached agreement on the settlement of a 10-year lease obligation. The terms of the agreement include the one-time payment of $16 million. The entire amount of the settlement was included in the Company's restructuring charges in 2001. As a result of the settlement of the lease obligation, the Company terminated a standby letter of credit pledged as security on the lease in the amount of $13.7 million.

4. STOCK-BASED COMPENSATION

        The following table shows the amount of stock-based compensation that would have been classified under the following categories had stock-based compensation not been separately stated on the consolidated statements of operations (in thousands):

	Three Months Ended
	2002	2001
Cost of revenues:
Web Properties	$3	$7
Jeeves Solutions	3	7
Product development	6	288
Sales and marketing	18	52
General and administrative	11	31

Total	$41	$385

5. IMPAIRMENT OF LONG-LIVED ASSETS

        During the first quarter of 2001, the Company identified indicators of possible impairment of its long-lived assets, consisting principally of acquired intangible assets and goodwill. These indicators included deterioration in the business climate for Internet advertising and other web-related companies, reduced levels of venture capital funding activity for Internet-based consumer businesses, significant declines in the market values of the Company's competitors in the Internet advertising industry and changes in its 2001 operating and cash flow forecasts.

        With the assistance of independent valuation experts, the Company performed asset impairment tests at the enterprise level, the lowest level for which there are identifiable cash flows related to its acquired intangible assets and goodwill. The tests were performed by comparing the expected undiscounted cash flows for a four-year period, plus a terminal value for future cash flows, to the carrying amount of the long-lived assets resulting from purchase business combinations. Based on the results of these tests, the Company determined that the long-lived assets initially recorded in connection with its business combinations were impaired.

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

        During the first quarter of 2002, the Company recorded impairment charges totaling $2.2 million related to computer equipment and software, furniture and fixtures that we disposed of or were no longer in use.

6. RESTRUCTURING

        In December 2000, the Company's Board of Directors approved a restructuring program aimed at streamlining its underlying cost structure to better position the Company for growth and improved operating results. The Company incurred a charge of approximately $13.5 million in the fourth quarter of the year ended December 31, 2000 relating to the restructuring. During the three months ended March 31, 2001, the Company reported charges of approximately $668,000, which included approximately $280,000 related to adjustments to facility exit costs as a result of a rapidly deteriorating real estate market. In addition, the charge included additional severance pay and medical and other benefits of approximately $388,000. In September 2001, the Company's Board of Directors approved additional restructuring activities. The following table sets forth the restructuring activity during the three months ended March 31, 2002 and 2001, respectively (in thousands).

	Accrued Restructuring Costs, Beginning of Period	Restructuring Charges	Cash Paid	Accrued Restructuring Costs, End of Period
Three months ended March 31, 2002
Facility exit costs	$18,119	$—	$(16,698)	$1,421
Severance and professional fees	310	—	(218)	92

Total	$18,429	$—	$(16,916)	$1,513

Three months ended March 31, 2001
Facility exit costs	$7,984	$280	$(1,403)	$6,861
Severance and professional fees	1,148	388	(1,411)	125

Total	$9,132	$668	$(2,814)	$6,986

7. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

        For management reporting purposes, the Company is divided into two business segments, Web Properties and Jeeves Solutions. Results of operations for these business divisions include revenues, cost of revenues, gross profit (loss) and operating loss information as provided to the Company's Chief Executive Officer (CEO), who is the Chief Operating Decision Maker. Summarized financial information by segment for the three-month periods ended March 31, 2002 and 2001, as reported to the CEO is as follows (in thousands):

Three months ended:	Web Properties	Jeeves Solutions	Other	Total
	(unaudited)
March 31, 2002
Revenues	$10,804	$5,273	$—	$16,077
Cost of revenues	3,743	2,043	—	5,786

Gross profit	$7,061	$3,230	$—	$10,291
Segment loss from operations	$(4,162)	$(4,855)	$—	$(9,017)
Unallocated corporate operating expense	—	—	(2,835)	(2,835)

Total operating loss				$(11,852)

Three months ended:	Web Properties	Jeeves Solutions	Other	Total
	(unaudited)
March 31, 2001
Revenues	$9,027	$10,056	$—	$19,083
Cost of revenues	4,238	4,309	—	8,547

Gross profit	$4,789	$5,747	$—	$10,536
Segment loss from operations	$(9,816)	$(5,828)	$—	$(15,644)
Unallocated corporate operating expense	—	—	(363,917)	(363,917)

Total operating loss				$(379,561)

        The Company provides its search and self-service technologies services internationally directly and through its joint ventures. Attribution of revenues by geographic region is based on the country in which the customer is domiciled. Geographic information on revenue is as follows (in thousands):

	Three Months Ended
	March 31, 2002	March 31, 2001
	(unaudited)
Revenues:
North America	$11,162	$14,830
United Kingdom	3,784	3,122
Other International	1,131	1,131

Total	$16,077	$19,083

        Included in United Kingdom and Other International revenues are amounts from related parties of $2,772,000 and $4,814,000 for the three months ended March 31, 2002 and 2001, respectively.

8. COMPREHENSIVE LOSS

        The components of comprehensive loss are as follows (in thousands):

	Three Months Ended
	March 31, 2002	March 31, 2001
	(unaudited)
Net loss	$(10,439)	$(378,210)
Other comprehensive income:
Change in unrealized gain on investments	(228)	204

Comprehensive loss	$(10,667)	$(378,006)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        In addition to historical information, this Quarterly Report contains forward-looking statements. All statements, other than statements of historical facts included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. As contained herein, the words "expects," "anticipates," "believes," "intends," "will," and similar types of expressions identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are based on information that is currently available to the Company, speak only as of the date hereof, and are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this Quarterly Report.

OVERVIEW

        Ask Jeeves is a leading provider of search and self-service technologies. Our proprietary natural-language capabilities combined with patented search technology create an interaction centered on understanding users' specific needs and interests and connecting them to the most relevant information, products and services.

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

        The Company generally recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. A significant portion of the Company's revenues from its Web Properties Group is derived from the sale of advertising on the Company's online Internet properties. Advertising offered ranges from "run-of-site" banner advertisements and sponsorships to keyword targeting and branded content. Revenue derived from such arrangements is recognized during the period that the service is provided, provided that no significant obligations remain at the end of the period. Such obligations typically include the guarantee of a minimum number of "impressions" or times that an advertisement appears in pages viewed by users of the Company's online properties. To the extent the minimum guaranteed impressions are not delivered, the Company defers recognition of the corresponding revenue until the remaining guaranteed impressions levels are achieved. Syndication services offered range from the sale of promotional material on behalf of partners to the syndication of our web-wide search technology to portals, infomediaries, and content and destination sites. Syndication fees primarily consist of revenue-sharing arrangements, fixed or fee-per-use arrangements, and revenues are recognized as the service is delivered. Revenues from revenue-sharing arrangements are recorded net of amounts paid to syndication partners, except when the Company acts as the primary obligor in the arrangement and bears risk with respect to the inventory of promotional space and credit risk, in accordance with Emerging Issues Task Force Issue No. 99-19, which expense is recognized as a cost of sale and revenue is recorded on a gross basis. Revenues from paid placements are generated when a user clicks on the answer that links to a merchant's Web site on a cost per click, or CPC basis.

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

        We recognize license revenue over the core implementation period if implementation services are included in the original license arrangement and are considered to be essential to the functionality of the software. As a result, even where we have a signed license agreement for the purchase of our software and have delivered the software, license revenue recognition depends on whether we have begun core implementation. For license agreements under which we have no implementation responsibility, or where implementation is not considered to be essential to the functionality of the software, we recognize revenue upon delivery of the software. Examples of situations under which we have no implementation responsibility include additional license sales to existing customers or customers who elect to use internal or third party resources to implement the software. Software license arrangements where a service element is critical to the functionality of the software are recognized ratably over the life of the arrangement, commencing upon implementation.

        We enter into distributor agreements that typically provide for sublicense fees based on a percentage of list price. Sublicense fees are generally recognized when persuasive evidence of an arrangement between the distributor and their customer exists, "sell through", the software is delivered to their customer, collection is probable and the fee is fixed or determinable. Our agreements with our end customers and distributors do not contain product return rights.

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

Impairment of Long-lived Assets

        The Company's long-lived assets include intangible assets. At March 31, 2002, the Company had $4.8 million of other intangible assets. In assessing the recoverability of the Company's other intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. Effective as of January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS 142) and was required to analyze its goodwill for impairment issues during the first six months of fiscal 2002, and then on a periodic basis thereafter. The adoption of SFAS 142 did not have a material impact on the Company's consolidated financial statements. During the first quarter of 2002, the Company recorded impairment charges totaling $2.2 million related to computer equipment and software, furniture and fixtures that we disposed of or were no longer in use.

RESULTS OF OPERATIONS

Revenues

	Three Months Ended March 31,
(dollars in thousands)
	2002	Change	2001
Web Properties revenue	$10,804	19.7%	$9,027
Percentage of total revenues	67.2%		47.3%
Jeeves Solutions revenue	$5,273	(47.5)%	$10,056
Percentage of total revenues	32.8%		52.7%
Total revenue	$16,077	(15.8)%	$19,083

Web Properties revenue

        Web Properties revenues increased 19.7% to $10.8 million in the first quarter of 2002, as compared with $9.0 million for the corresponding period in 2001. Advertising revenues totaled $6.0 million and $7.8 million for the first quarter of 2002 and 2001, respectively. Paid placement revenues were $4.8 million and $1.2 million for the first quarter of 2002 and 2001, respectively. Web Properties revenues continued to be impacted in the first quarter of 2002 by softer demand for online advertising, most significantly with respect to banner advertising. The decrease in revenue from the weak banner advertising market was partially offset by the inclusion of Ask Jeeves UK advertising sales for the second half of the quarter, subsequent to our acquisition and consolidation of the entity, as well as by revenue from new ad products, such as Branded Animation, Interstitials and E-mail, which were introduced during the latter part of 2001. The growth in paid placement revenue is due to the launch of new products, including Paid Links and Branded Responses, as well as the continued development of existing paid placement products.

        Traffic on our properties continued its growth with total page views increasing to 1.57 billion in the first quarter of 2002 from 1.45 billion during the fourth quarter of 2001 and unique users increasing to 16.0 million in March 2002 as compared with 15.6 million in December 2001.

        We expect the launch of our Teoma.com site out of the beta stage will result in additional growth in traffic. Further, the series of enhanced ad products launched by the Company during the second half of 2001 and the planned introduction of additional products during 2002 is expected to result in favorable quarter over quarter revenue comparisons during the second quarter of 2002.

Jeeves Solutions revenue

        Jeeves Solutions revenues decreased 47.5% to $5.3 million as compared with $10.1 million for the three months ended March 31, 2002 and 2001, respectively. These revenues consisted of licensing fee revenues of $3.0 million and $6.0 million for the three months ended March 31, 2002 and 2001, respectively. License revenue decreased in the first quarter of 2002 as compared with 2001 due primarily to the termination of the international licensing arrangements with our UK and Spanish language joint ventures. Services revenue was $2.3 million and $4.1 million for the three months ended March 31, 2002 and 2001, respectively. Service revenue in the first quarter of 2002 was impacted by the decrease in new customer bookings in the latter half of 2001. A significant portion of services revenues result from the provision of consulting and training services. Such services frequently are associated with new customer bookings. When customers renew subscription-based contracts, such renewals may not result in additional consulting service revenue.

        We expect the challenging advertising and information technology markets to continue into the near future. Further, we acquired full ownership of our Spanish language and United Kingdom operations, resulting in the termination of those related license arrangements. The termination of these license revenues will be offset by media revenues from the consolidation of the Ask Jeeves UK web property, as noted in the discussion above. We anticipate that these factors will combine to result in decreased quarter over quarter revenue comparisons for Jeeves Solutions for the second quarter of 2002. Beginning in the second half of 2002, we expect revenues will begin to show consecutive quarter growth, driven by increased market penetration of JeevesOne and by other new product introductions.

Gross Margin

	Three Months Ended March 31,
(dollars in thousands)
	2002	Change	2001
Web Properties gross profit	$7,061	47.4%	$4,789
Web Properties gross margin	68.6%		45.5%
Jeeves Solutions gross profit	$3,230	(43.8)%	$5,747
Jeeves Solutions gross margin	31.4%		54.5%
Total gross profit	$10,291	(2.3)%	$10,536
Total gross margin	64.0%		55.2%

Web Properties gross margin

        Cost of revenues for our Web Properties Group consists primarily of salaries and related personnel costs associated with the content development, data analysis, testing and maintenance of our Web sites. Additionally, cost of revenues includes revenue sharing expenses associated with our distribution relationships and amortization charges related to technology from certain of our acquisitions and licenses. Gross margin for Web Properties increased 47.4% in the first quarter of 2002 to $7.1 million, as compared with $4.8 million in 2001. On a dollar basis, cost of revenues decreased $495,000 to $3.7 million in the first quarter of 2002 as compared with 2001, reflecting a significant decrease in amortization charges due to impairment write-downs on acquired technology taken during 2001 as well as decreased compensation and compensation-related costs and facilities charges relating to our restructuring activities during 2001.

        We expect Web Properties gross margin to continue to improve in 2002, as we realize the cost savings from our restructuring activities and realize scale benefits from increases in revenue.

Jeeves Solutions gross margin

        Cost of revenues for our Jeeves Solutions Group consists primarily of salaries and related personnel costs and other direct costs to provide consulting, and licensing to our corporate customers. Cost of revenues for Jeeves Solutions also includes amortization charges related to certain technology assumed as part of our acquisitions and through licenses. Gross margin for Jeeves Solutions decreased 43.8% in the first quarter of 2002 to $3.2 million, as compared with $5.7 million for 2001. On a dollar basis, cost of revenues decreased $2.3 million to $2.0 million for the first quarter of 2002 as compared with 2001, reflecting significant decreases in compensation and compensation-related costs and facilities charges relating to our restructuring activities during the year. This decrease in costs was offset by the decrease in Jeeves Solutions revenue during the period.

        We expect Jeeves Solutions gross margin as a percentage of revenue to continue to fall slightly in the second quarter of 2002, reflecting the termination of international license arrangements with two of our joint ventures. Beginning in the second half of the year, we expect Jeeves Solutions gross margin, as a percentage of revenue, to improve as the JeevesOne product increases market penetration, with full year 2002 margins expected to be higher than 2001.

Operating Expenses

	Three Months Ended March 31,
(dollars in thousands)
	2002	Change	2001
Product development	$4,589	(18.1)%	$5,601
Percentage of total revenues	28.5%		29.4%
Sales and marketing	$10,015	(28.6)%	$14,028
Percentage of total revenues	62.3%		73.5%
General and administrative	$5,267	(33.1)%	$7,869
Percentage of total revenues	32.8%		41.2%
Stock-based compensation	$41	(89.4)%	$385
Percentage of total revenues	0.3%		2.0%
Amortization of goodwill and other intangible assets	$—	(100.0)%	$22,369
Percentage of total revenues	—%		117.2%

Product Development Expenses

        Product development expenses consist primarily of salaries and related personnel costs, consultant fees and expenses related to the design, development, testing and enhancement of our technology and services. To date, all software development costs have been expensed as incurred. Product development expenses, as a percentage of total revenues, decreased to 28.5% for the first quarter of 2002 from 29.4% in 2001. On a dollar basis, product development expenses decreased by $1.0 million in the first quarter of 2002 as compared with the same period in 2001. This cost reduction reflects the benefits from our restructuring activities during the year. Decreased compensation and compensation-related costs comprise the majority of the dollar decrease in 2002 over 2001, and resulted from our focus on key, strategic areas of product development to support our business plan and reduction in the number of product development initiatives that are not essential to delivering future financial results.

Sales and Marketing Expenses

        Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses as well as advertising and promotional expenditures. We have a direct sales force dedicated to selling our services, which is supplemented by a number of strategic relationships with sales and implementation companies. Sales and marketing expenses, as a percentage of total revenues, decreased to 62.3% for the first quarter of 2002, as compared with 73.5% in 2001. On a dollar basis, sales and marketing expenses decreased 28.6% to $10.0 million in the first quarter of 2002 as compared with $14.0 million in 2001. The decrease in such expenses reflects cost-cutting measures in variable spending areas such as advertising, promotional programs and public relations, as well as lower variable compensation such as commissions and bonuses. During 2001, we replaced mass-market promotion with targeted marketing initiatives, resulting in an a decrease in the total amount of spending.

General and Administrative Expenses

        General and administrative expenses consist primarily of salaries and related costs for general corporate functions, recruiting and fees for other professional services, provision for doubtful accounts as well as various accounting and legal costs associated with operating our business. General and administrative expenses, as a percentage of revenues, decreased to 32.8% for the first quarter of 2002 from 41.2% in 2001. On a dollar basis, general and administrative expenses decreased 33.1% to $5.3 million in the first quarter of 2002 as compared with $7.9 million in 2001, reflecting the benefits of our restructuring efforts during 2001. Expenses were lower primarily due to decreased compensation and compensation-related expenses as well as a decreased use of outside consultants and decreased legal fees, due to the resolution of certain legal matters during 2001.

Stock-based Compensation

        Stock-based compensation reflects the amortization of stock compensation charges from employee stock options. Deferred compensation charges arise from the difference between the exercise price and the deemed fair value of specific stock options granted to our employees and is amortized over the vesting period. For the three months ended March 31, 2001and 2000, we recorded $41,000 and $385,000, respectively, in amortization of deferred stock-based compensation in connection with the grant of stock options to employees and consultants. The decrease in amortization is due to our graded vesting method of amortization resulting in larger deferred compensation charges being incurred in earlier periods.

Amortization of Goodwill and Other Intangible Assets

        The Company has recorded goodwill and other intangible assets as a result of various purchase acquisitions made. Amortization of goodwill and intangible assets is amortized ratably over the estimated economic lives of the respective assets, generally three to five years. For the three months ended March 31, 2001, we recorded $22.4 million in amortization of goodwill and other intangible assets, compared with no amortization for the three months ended March 31, 2002. During the fiscal year 2001, we recorded an impairment loss of $355.3 million on goodwill and other intangibles relating to certain of our acquisitions. This impairment loss reduced our recorded basis in goodwill and other intangibles and had the effect of reducing amortization expense during 2002.

	Three Months Ended March 31,
(dollars in thousands)
	2002	Change	2001
Impairment of long-lived assets	$2,231	(99.3)%	$339,177
Percentage of total revenues	13.9%		1,777.4%
Restructuring and other	$—	NA	$668
Percentage of total revenues	0.0%		3.5%

Impairment of Long-lived Assets

        During the first quarter of 2002, we recorded impairment charges totaling $2.2 million related to computer equipment and software, furniture and fixtures that we disposed of or were no longer in use.

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

Restructuring Costs

        In response to new challenges in the business environment, in December 2000, the Company's Board of Directors approved a restructuring program aimed at streamlining its underlying cost structure to better position the Company for growth and improved operating results. As part of the restructuring program, the Company implemented a reduction in force of approximately 152 positions. During the three months ended March 31, 2001, the Company reported charges of approximately $668,000, which included approximately $280,000 related to adjustments to facility exit costs as a result of a rapidly deteriorating real estate market. In addition, the charge included additional severance pay and medical and other benefits of approximately $388,000. The Company completed the December 2000 restructuring program during the fourth quarter of the year ended December 31, 2001.

Interest and other income (expense), net

	Three Months Ended March 31,
(dollars in thousands)
	2002	Change	2001
Interest and other income (expense), net	$1,413	4.6%	$1,351
Percentage of total revenues	8.8%		7.1%

        Interest income was $514,000 as compared with $1.3 million for the three months ended March 31, 2002 and 2001, respectively. Interest income relates primarily to interest earned on fixed income securities and correlates with the average balance of those investments and prevailing interest rates. The decrease in interest income in the first quarter of 2002 compared with 2001 relates to decreases in both average balances and prevailing interest rates during the year. Interest expense was $183,000 and $54,000 for the three months ended March 31, 2002 and 2001, respectively. The increase in interest expense is attributable to the interest charges incurred on borrowings under our line of credit.    In addition to interest income and expense, during the three months ended March 31, 2002, we recorded a gain of $974,000 representing the remaining balance of deferred license fees paid to the Company by Ask Jeeves UK, for a licensing arrangement that was terminated when we acquired the remaining outstanding equity interest of Ask Jeeves UK.

Seasonality and Quarterly Fluctuations In Operating Results

        Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. Factors that may adversely affect our results of operations include:

        —our ability to obtain new corporate customers, the length of the development cycle for corporate customers and the timing of revenue recognition with respect to contracts with corporate customers;

        —our ability to obtain new advertising contracts, maintain existing ones, and effectively manage our advertising inventory;

        —the number of questions asked and answered on our websites and on the Web sites of our corporate customers;

        —our ability to attract and retain advertisers and our ability to link our partners to potential customers;

        —rate changes for advertising on our Web sites;

        —marketing expenses and technology infrastructure costs as well as other costs that we may incur as we expand our operations.

        —seasonal and other fluctuations in demand for our services and for advertising space on our Web sites;

        —our ability to develop and introduce new technology;

        —announcements and new technology introductions by our competitors;

        —our ability to attract and retain key personnel; and

        —costs relating to possible acquisitions and integration of technologies or businesses;

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

LIQUIDITY AND CAPITAL RESOURCES

(dollars in thousands)	March 31, 2002	December 31, 2001
Unrestricted cash, cash equivalents and marketable securities	$40,802	$51,796
Restricted cash, cash equivalents and marketable securities	$11,106	$24,806
Total cash, cash equivalents and marketable securities	$51,908	$76,602
Percentage of total assets	62.0%	68.8%
Current ratio*	2.05	1.69
Days sales outstanding	50	51
*Calculated excluding deferred revenue
	Three Months Ended March 31,
(dollars in thousands)
	2002	2001
Cash used in operating activities	$(29,789)	$(15,682)
Cash provided by investing activities	$23,828	$6,315
Cash provided by financing activities	$528	$330

        Our principal source of liquidity is our cash, cash equivalents and investments in marketable securities. Since our inception, we have financed our operations primarily through the private placement of equity securities, our initial public offering in June 1999 and our follow-on offering in March 2000. As of March 31, 2002, we had $51.9 million in cash and cash equivalents, and marketable securities, of which $11.1 million was reported as restricted. Marketable securities consist of highly liquid instruments (primarily U.S., state and municipal government securities and corporate debt securities) with short maturities. Of this amount, $27.7 million was categorized as cash and cash equivalents at March 31, 2002, representing a decrease of $5.4 million from December 31, 2001. The Company considers all cash and highly liquid investments with an original maturity of less than three months at the date of purchase to be cash equivalents. The decrease resulted primarily from cash used in operations of $29.8 million, partially offset by cash flows from investing activities and financing activities of $23.8 million and $528,000, respectively.

        Net cash used in operating activities of $29.8 million resulted primarily from net losses of $10.4 million adjusted for non-cash items, changes in working capital and other items and from the payment of restructuring liabilities. Significant non-cash items included asset write-offs of $2.2 million and depreciation and amortization of $2.4 million. Changes in working capital used $24.6 million. Cash used by working capital largely resulted from decreases in accrued restructuring of $16.9 million and a decrease in deferred revenue of $3.2 million. The decrease in deferred revenue was due to the acquisition of the outstanding interest in Ask Jeeves UK and related termination of the license agreement, resulting in the recognition of a one-time gain relating to license fees which had been paid in advance and deferred, as well as to the decrease in advance bookings of Jeeves Solutions licensing arrangements during 2001.

        Net cash provided by investing activities was $23.8 million for the three months ended March 31, 2002. Cash from investing activities resulted primarily from the net redemption of marketable securities of $19.0 million, partially offset by capital expenditures and business acquisitions.

        Net cash provided by financing activities was $528,000 for the three months ended March 31, 2002. Cash from financing relates primarily to cash proceeds from exercises of stock options of $748,000.

        We have a revolving line of credit with a bank in the amount of $25 million. The line of credit expires on July 1, 2002, unless extended. Borrowings under the line of credit bear interest at LIBOR plus 0.5% (5.0% at March 31, 2002). All borrowings are collateralized by our marketable securities. Borrowings under the line are subject to various covenants. As of March 31, 2002, $11.0 million was outstanding under the line of credit.

        In February 2002, we settled a ten-year lease obligation in exchange for a payment of $16.0 million. Additionally, we terminated a standby letter of credit securing this obligation in the amount of $13.7 million, which resulted in a corresponding reduction of restricted cash and marketable securities.

        The following summarizes the Company's contractual obligations at March 31, 2002, and the effect such obligations are expected to have on its liquidity and cash flows in future periods:

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years
Borrowings under line of credit	$11,000	$11,000	$—	$—
Capital lease obligations	1,319	973	346	—
Non-cancelable operating leases	14,635	3,617	8,013	3,005

Total	$26,954	$15,590	$8,359	$3,005

        We have no material commitments or obligations other than those under leases and our line of credit. As of March 31, 2002, we have one unconsolidated subsidiary in the form of a joint venture in Japan, which generally provides Ask Jeeves' services within a defined geographic region. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor does we have any commitment or intent to provide additional funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

        Our capital requirements depend on numerous factors, including market acceptance of our services and the amount of resources we invest in site and content development, marketing and selling our products and services, our brand promotions and any future acquisitions or divestitures.

        We anticipate that our existing unrestricted cash and marketable securities will be sufficient to fund our anticipated needs for working capital and capital expenditures for at least the next twelve months. At the end of such period, we will need to generate sufficient cash flow from operations to meet our anticipated needs for working capital and capital expenditures, or we will need to raise additional capital. However, if during that twelve-month period or thereafter, we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we will eventually be unable to continue our operations. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced.

RISK FACTORS

We Have a History of Net Losses and Expect to Continue to Incur Net Losses

        We incurred net losses in each year since inception and, as of March 31, 2002, we had an accumulated deficit of approximately $685.9 million. We expect to have net losses and negative cash flows, as determined under accounting principles generally accepted in the United States, for at least the next twelve months. The size of these net losses will depend, in part, on the rate of growth of our revenues from our advertisers and corporate customers and on our expenses. It is critical to our success that we continue to expend financial and management resources to develop our brand loyalty through marketing and promotion, enhance our search technologies and services and expand our other services.

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

Our Search Technologies and Services are Unproven

        We will be successful only if Internet users adopt our search technologies and services as a primary method of navigating the Internet. Internet users have a variety of other search techniques, such as directory searches, available to them to navigate the Internet. Users can also rely on methods, such as call centers, chat rooms and e-mail, rather than difficult-to-navigate corporate Web sites, to obtain information on products and services. Our search technologies are novel and unproven. It is difficult to predict the extent and rate of user adoption of our search technologies and services. Users of our services may try our Web sites and then revert to other search techniques to navigate the Internet or choose new search techniques. It is uncertain whether widespread acceptance of our search technologies and services will occur.

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

  •
  security and performance concerns due to hackers and authentication concerns with respect to the transmission over the Internet of confidential information, such as credit card numbers, and attempts by unauthorized computer users, so-called hackers, to penetrate online security systems may impact use of the Internet; and

  •
  privacy concerns, including those related to the ability of Web sites to gather user information without the user's knowledge or consent may limit the Internet's use.

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

If We Are Unable to Rapidly and Successfully Develop New Products, New Product Enhancements and Integrate Acquired Technologies, We May Be Unable to Meet Customer Demand

        We operate in a highly competitive, rapidly changing environment and our future success depends on our ability to develop and introduce new products that meet the needs of our customers. In our Web Properties division, we are currently developing new advertising products such as Premier Listings, Site Submit and Index Express in order to meet new demands in the marketplace. If we are unable to develop these and other new and enhanced products, our business and operating results may be adversely affected. Also, many of our products must be available on a variety of operating system platforms. We must ensure that such products are available on the platforms that our customers require. For example, at March 31, 2002, JeevesOne was not yet available on the Solaris Operating Environment. We must successfully launch JeevesOne on this platform in order to meet customer demand.

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

If Accounting Interpretations Relating to Revenue Recognition Change, our Reported Revenues Could Decline

        Over the last several years, the American Institute of Certified Public Accountants issued Statement of Position or SOP 97-2, "Software Revenue Recognition," and SOP 98-9 "Modification of

SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. In addition, in December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", or SAB 101, which explains how the SEC staff believes existing revenue recognition rules should be applied. We believe that our revenue recognition policies are currently in compliance with SOP 97-2, SOP 98-9 and SAB 101.

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

Events or Changes in Circumstances May Result in Additional Impairment of Our Acquired Intangible Assets

        We recorded significant amounts of goodwill and other intangible assets on our consolidated financial statements. In the first quarter of 2001, we identified indicators of possible impairment of these assets and recorded an impairment charge of $339.2 million to our results of operations during that quarter. In the third quarter of 2001 we identified additional indicators of possible impairment of these assets and recorded an additional impairment charge of $16.1 million to our results of operations during that quarter. These assets will continue to be subject to evaluation for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If in the future a determination is made that the assets are impaired, it could result in a significant reduction in the carrying value of such assets and which could harm our consolidated financial position or results of operations.

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

Recent Terrorist Activities and Resulting Military and Other Actions Could Adversely Affect Our Business

        Terrorist attacks in New York and Washington, D.C. in September of 2001 disrupted commerce throughout the world. The continued threat of terrorism and the potential for military action and heightened security measures in response to this threat may cause significant disruption to commerce throughout the world. To the extent that disruptions result in a general decrease in corporate spending on information technology or advertising, our business and results of operations could be materially and adversely affected. We also may experience delays in receiving payments from customers that have been affected by the attacks, which, in turn, would harm our cash flow. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term adverse effect on our business, results of operations or financial condition. These and other developments arising out of the attacks may make the occurrence of one or more of the factors discussed under "Risk Factors" likely to occur.

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

        In 2001, our business realignments resulted in reduced operating costs, however we cannot assure that we will be able to continue to reduce operating costs, or that operating costs will not increase in the future. For example, we incurred additional operating costs as a result of our acquisition of Ask Jeeves UK. If we are not successful in increasing revenues and decreasing costs, we may never achieve profitability.

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

Our Past and Future Acquisitions May Be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value or Divert Management Attention

        We have acquired a number of companies, including Teoma Technologies, Inc. in September 2001 and Ask Jeeves UK in February 2002. We may in the future seek to acquire or invest in additional businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. We may encounter problems with the assimilation of acquired businesses, products or technologies including:

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

Our International Properties May Not Be Successful

        In addition to our activities in the United States, we market our search technologies and services in markets outside of the United States. We provide our services in the United Kingdom, Japan, Australia and to the Spanish-speaking market worldwide either directly or through joint ventures. In October 2001 we dissolved our Spanish language venture, Ask Jeeves en Espanol. In February 2002, we acquired full ownership of our UK joint venture, Ask Jeeves UK.

        Our expansion into international markets requires substantial management attention and financial resources. We cannot be certain that our investment in establishing operations in other countries will produce the desired levels of revenue. We may not realize planned operational efficiencies from our international properties, or they may compete for resources. In addition, our foreign operations are subject to other inherent risks and problems, including:

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

  •
  terminations of significant license arrangements or large numbers of license arrangements resulting in the discontinuation of licensing revenues for those contracts; and

  •
  the other factors discussed in this section on "Risk Factors."

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to interest rate, market and credit risk and related change in the market values of its investment portfolio. We place our investment portfolio primarily in high credit quality corporate, asset-backed, agency and municipal debt instruments. Investments in both fixed and floating rate securities have some degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted by increases in interest rates. Floating rate securities may produce less income than anticipated if interest rates fall. As a result, changes in interest rates may cause us to incur losses in principal if we are forced to sell securities that have declined in market value or may result in lower than anticipated investment income. Our investment portfolio is categorized as available-for-sale and accordingly is presented at fair value on the balance sheet.

        We manage our exposure to interest rate, market and credit risk in the investment portfolio with investment policies and procedures that limit such things as term, credit rating and the amount of credit exposure to any one issue, issuer and type of instrument. We have not used derivative financial instruments in our investment portfolio.

        During the three months ended March 31, 2002, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were not material. Further, we believe that the impact on the fair market value of our securities and our earnings for the remainder of the year from a hypothetical 10% change in interest rates would not be significant.

        The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, since a portion of the operations consist of operations outside of the U.S., we enter into transactions in other currencies, primarily the British pound. We currently do not hedge our exposure to foreign exchange rate fluctuations. Our international business is subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility, particularly the exchange rate between the British pound and the U.S. dollar. The effect of foreign exchange rate fluctuations on the Company for the quarter ended March 31, 2002 was not material.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Changes in Securities and Use of Proceeds

        On March 27, 2002, we issued an aggregate of 774,792 shares of our common stock to Carlton Communications PLC and Granada Media Group Limited, two holders of the entire issued share capital of Carlton & Granada Internet Limited ("CGIL"), a private company formed under the laws of the United Kingdom and our partner in the Ask Jeeves UK joint venture partnership. These shares had a fair market value of $1,250,000 and were issued as partial consideration for the acquisition of the outstanding share capital of CGIL in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and/or Regulation D promulgated under the Act. No underwriters were involved in this offering and no commissions or remuneration was paid in connection with the sales of these securities. Appropriate legends are affixed to the shares issued in this transaction. On March 26, 2002, a shelf registration statement on Form S-3 for these shares of common stock was declared effective by the SEC.

Item 3. Defaults Under Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5. Other Information

        Effective March 25, 2002, the remaining members of the Board of Directors elected Joshua C. Goldman as a member of the Board to fill the vacancy created by the resignation of Daniel J. Nova in September 2001.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

        The following exhibits are filed herewith or incorporated by reference:

Exhibit	Description
2.1(11)	Agreement relating to the Sale and Purchase of the Entire Issued Share Capital of Carlton & Granada Internet Limited, dated February 7, 2002, by and among Registrant, Carlton Communications, PLC, Granada Media Group Limited, Ask Jeeves International, Inc. and Ask Jeeves (Jersey) Limited.
3.1(1)	Certificate of Incorporation of the Registrant.
3.1.1(6)	Certificate of Designation of Series A Junior Participating Preferred Stock
3.2(1)	Bylaws of the Registrant.
4.1(1)	Reference is made to Exhibits 3.1 and 3.1.1.
4.2(1)	Specimen Certificate for Registrant's Common Stock.
4.3(1)	Warrant to purchase 15,000 shares of Common Stock granted by the Registrant to Antenna Group PR dated as of June 30, 1998.
4.4(1)	Warrant to purchase 20,000 shares of Common Stock granted by the Registrant to Antenna Group PR dated as of July 31, 1998.
4.5(1)	Warrant to purchase 8,000 shares of Common Stock granted by the Registrant to Antenna Group PR dated as of May 31, 1998.
4.6(6)	Rights Agreement, dated as of April 26, 2001, between the Registrant and Fleet National Bank, N.A., which includes the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C.
4.7(10)	Warrant to purchase 105,000 shares of Common Stock granted by Registrant to Boris Katz dated as of July 26, 2001.
4.8(10)	Warrant to purchase 70,000 shares of Common Stock granted by Registrant to Patrick Winston dated as of July 26, 2001.
10.1(1)	Amended and Restated 1996 Equity Incentive Plan.
10.2(1)	Form of Option Agreement for the Amended and Restated 1996 Equity Incentive Plan.
10.3.3(5)†	1999 Equity Incentive Plan, as Amended and Restated.
10.4.1(1)†	Form of Option Agreement for the 1999 Equity Incentive Plan.
10.4.2(5)†	Form of Option Agreement for the 1999 Equity Incentive Plan, as Amended and Restated.
10.5.1(1)†	1999 Employee Stock Purchase Plan.
10.5.2(1)†	1999 Employee Stock Purchase Plan, as Amended and Restated.
10.6(7)†	1999 Equity Incentive Plan, as Amended and Restated through May 25, 2000.
10.7(7)†	Form of Option Agreement for the 1999 Equity Incentive Plan, as Amended and Restated through May 25, 2000.
10.8(7)†	1999 Employee Stock Purchase Plan, as Amended and Restated through May 25, 2000.
10.12(1)	License Agreement dated as of October 2, 1998, by and between the Registrant and Compaq Computer Corporation.
10.18.1†(10)	Severance terms as of April 30, 2001, by and between the Registrant and Frank Vaculin.
10.19.3(5)†	Employment Agreement dated as of December 1, 2000, by and between the Registrant and Robert W. Wrubel.
10.26(1)	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.
10.28(1)	Office Lease dated as of April 29, 1999, by and between the Registrant and Emery Station Associates, L.L.C.
10.30(1)	Master Lease Agreement dated as of June 15, 1999, by and between the Registrant and Comdisco, Inc.

10.31(1)	Forms of Promissory Note and Stock Pledge Agreement for loans to executive officers.
10.33(2)	Agreement and Plan of Merger and Reorganization dated as of January 25, 2000, by and among the Registrant, Direct Hit Technologies, Inc. and Answer Acquisition Corp.
10.36(3)	Office Lease dated as of February 24, 2000, by and between the Registrant and Oakland City Center LLC.
10.37(4)	Lease Agreement dated as of May 15, 2000, by and between the Registrant and Oakland City Center, LLC.
10.39(5)†	Offer letter dated as of July 24, 2000, by and between the Registrant and Adam Klein.
10.39.1†(10)	Severance letter dated March 28, 2001, by and between the Registrant and Adam Klein.
10.40(5)†	Offer letter dated as of December 8, 2000, by and between the Registrant and A. George (Skip) Battle.
10.40.2(8)†	Offer letter of New Terms of Employment dated April 3, 2001, by and between the Registrant and A. George (Skip) Battle.
10.41(8)†	Promissory Note dated March 15, 2001 of Steven Sordello, as Maker, in favor of the Registrant.
10.42(8)†	Offer letter dated April 23, 2001, by and between the Registrant and Steve Berkowitz.
10.44.1†(10)	Promissory Note secured by Deed of Trust, dated February 29, 2000, of Enrique T. Salem and Marcela M. Salem, as Borrower, in favor of the Registrant.
10.44.2†(10)	Addendum to Promissory Note secured by Deed of Trust, dated February 29, 2000, of Enrique T. Salem and Marcela M. Salem, as Borrower, in favor of the Registrant.
10.45.1†(10)	Incentive Agreement, entered into as of January 2, 2001, by and between the Registrant and Claudio Pinkus.
10.45.2†(10)	Amendment to Incentive Agreement, dated June 18, 2001, by and between Registrant and Claudio Pinkus.
10.45.3†(10)	Second Amendment to Incentive Agreement, entered into as of August 29, 2001, by and between Registrant and Claudio Pinkus.
10.45.4†(10)	Third Amendment to Incentive Agreement, entered into as of November 27, 2001, by and between the Registrant and Claudio Pinkus.
10.46.1†(10)	Incentive Agreement, entered into as of January 2, 2001, by and between the Registrant and George Lichter.
10.46.2†(10)	Amendment to Incentive Agreement, dated June 18, 2001, by and between Registrant and George Lichter.
10.46.3†(10)	Second Amendment to Incentive Agreement, entered into as of August 30, 2001, by and between Registrant and George Lichter.
10.46.4†(10)	Separation Agreement, dated February 6, 2002, made by and between George Lichter and Registrant.
10.47.1(9)	Agreement and Plan of Merger and Reorganization, dated as of September 10, 2001, by and among the Registrant, Answer Acquisition Corp. No. 2, and Teoma Technologies, Inc., and, solely with respect to Article X, Hawk Holdings, LLC, as Stockholders' Agent, and Chase Manhattan Bank and Trust N.A., as Escrow Agent.
10.47.2(9)	Registration Rights Agreement, dated September 10, 2001, by and between the Registrant and the multiple parties listed therein.
10.48(10)	Lease Amendment and Termination Agreement, made February 4, 2002, by and between Registrant, as Tenant, and Oakland City Center LLC, as Landlord.
10.49*	Further Supplemental Partnership Deed relating to Ask Jeeves UK, dated February 14, 2002, by and among Registrant, Carlton Communications PLC, Granada Media Group Limited, Carlton & Granada Internet Limited, Ask Jeeves (Jersey) Limited, and Ask Jeeves International, Inc.

10.50*	Tax Deed relating to the acquisition of the entire issued share capital of Carlton & Granada Internet Limited, dated March 6, 2002, by and among the Registrant, Carlton Communications PLC and Granada Media Group Limited.

(1)
Previously filed with Registrant's S-1 Registration Statement, No. 333-77539.

(2)
Previously filed with Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2000.

(3)
Previously filed with Registrant's S-1 Registration Statement, No. 333-30494.

(4)
Previously filed with Registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2000.

(5)
Previously filed with Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2001.

(6)
Previously filed with Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 10, 2001.

(7)
Previously filed with Registrant's S-8 Registration Statement, No. 333-73400.

(8)
Previously filed with Registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2001.

(9)
Previously filed with Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 17, 2001.

(10)
Previously filed with Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2002.

(11)
Previously filed with Registrant's S-3 Registration Statement, No. 333-83830.

*
Filed herewith.

†
Management contract, compensatory plan or arrangement.

b) Reports on Form 8-K.

        Not applicable.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASK JEEVES, INC.
April 30, 2002	By:	/s/ A. GEORGE (SKIP) BATTLE A. George (Skip) Battle Chief Executive Officer (Principal Executive Officer)
April 30, 2002	By:	/s/ STEVEN J. SORDELLO Steven J. Sordello Chief Executive Officer (Principal Executive Officer)
April 30, 2002	By:	/s/ CHRISTINE M. DAVIS Christine M. Davis Vice President and Corporate Controller (Principal Accounting Officer)

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
PART II. OTHER INFORMATION
SIGNATURES