Form 10-Q
period 2002-06-30
ASK JEEVES INC
filed 2002-08-14
CIK 1054298

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2002

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

☒  Yes        ☐  No

        The number of shares outstanding of the registrant's Common Stock as of July 26, 2002 was 41,299,558.

ASK JEEVES, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ASK JEEVES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2002	December 31, 2001
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$20,962	$33,125
Short-term marketable securities	10,082	18,671
Restricted cash and marketable securities	11,000	15,489

Total cash, cash equivalents and marketable securities	42,044	67,285
Accounts receivable, net	10,456	8,482
Prepaid expenses and other current assets	3,565	2,453

Total current assets	56,065	78,220
Restricted marketable securities	106	9,317
Property and equipment, net	12,913	17,098
Intangible assets, net	4,007	5,384
Other assets	1,666	1,319

Total assets	$74,757	$111,338

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$8,731	$11,547
Accrued compensation and related expenses	4,626	5,282
Accrued restructuring costs	1,685	18,429
Deferred revenue	11,454	16,069
Deferred gain	5,579	—
Borrowings under line of credit	11,000	11,000

Total current liabilities	43,075	62,327
Other liabilities	428	1,797

Total liabilities	43,503	64,124
Commitments and contingencies
Stockholders' equity:
Convertible preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.001 par value; 150,000,000 shares authorized; 41,182,455 and 39,482,015 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	724,972	722,310
Notes receivable from stockholders	(5)	(57)
Deferred stock compensation	(27)	(98)
Accumulated deficit	(694,370)	(675,432)
Accumulated other comprehensive income	684	491

Total stockholders' equity	31,254	47,214

Total liabilities and stockholders' equity	$74,757	$111,338

See accompanying notes to condensed consolidated financial statements.

ASK JEEVES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Revenues:
Web Properties	$14,220	$7,664	$25,024	$16,691
Jeeves Solutions (1)	3,353	9,009	8,626	19,065

Total revenues	17,573	16,673	33,650	35,756
Cost of revenues:
Web Properties	4,114	4,319	7,857	8,557
Jeeves Solutions	1,613	4,244	3,656	8,553

Total cost of revenues	5,727	8,563	11,513	17,110
Gross profit	11,846	8,110	22,137	18,646
Operating expenses:
Product development	3,256	5,412	7,845	11,013
Sales and marketing	10,114	12,181	20,129	26,210
General and administrative	5,847	4,757	11,114	12,625
Stock-based compensation	28	93	69	478
Amortization of goodwill and other intangible assets	—	218	—	22,587
Impairment of long-lived assets	362	—	2,593	339,177
Restructuring and other	860	7,394	860	8,062

Total operating expenses	20,467	30,055	42,610	420,152

Operating loss	(8,621)	(21,945)	(20,473)	(401,506)
Interest and other income, net	122	1,009	1,535	2,360

Net loss	$(8,499)	$(20,936)	$(18,938)	$(399,146)

Basic and diluted net loss per share	$(0.21)	$(0.58)	$(0.47)	$(11.10)

Weighted average shares outstanding used in computing basic and diluted net loss per share	40,943,979	36,067,925	40,234,643	35,955,976

(1) Revenues from related parties	$1,131	$5,051	$3,904	$9,865

See accompanying notes to condensed consolidated financial statements.

ASK JEEVES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30, 2002	June 30, 2001
Operating activities
Net loss	$(18,938)	$(399,146)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,451	4,298
Compensation charge related to grants of stock options	—	1,968
Stock-based compensation	69	478
Amortization of goodwill and intangible assets	1,125	27,276
Impairment charge for long-lived assets	2,593	339,177
Changes in operating assets and liabilities:
Accounts receivable	(1,974)	10,318
Prepaid expenses and other assets	(1,026)	(823)
Accounts payable and other accrued liabilities	(7,791)	(4,593)
Accrued compensation and related expenses	(920)	790
Accrued restructuring costs	(16,744)	2,241
Deferred revenue	(4,615)	(1,445)

Net cash used in operating activities	(43,770)	(19,461)
Investing activities
Purchases of property and equipment	(2,607)	(2,177)
Purchases of restricted marketable securities	—	(11,000)
Proceeds from redemption of restricted marketable securities	13,700	—
Proceeds from redemption of marketable securities	8,747	22,843
Purchases of intangible assets	—	(4,750)
Net cash acquired from business combinations	10,258	(1,475)

Net cash provided by investing activities	30,098	3,441
Financing activities
Issuance of common stock	1,412	705
Issuance of notes receivable to stockholders	—	(200)
Repayment of notes receivable to stockholders	52	—
Borrowings under line of credit	—	11,000
Repayment of capital lease obligations	(441)	(434)

Net cash provided by financing activities	1,023	11,071

Unrealized gain on foreign exchange translation	486	—

Decrease in cash and cash equivalents	(12,163)	(4,949)
Cash and cash equivalents at beginning of period	33,125	41,445

Cash and cash equivalents at end of period	$20,962	$36,496

Supplemental disclosure of noncash investing and financing activities
Common stock issued for acquisition of joint venture	$1,250	$—

Common stock warrants issued in connection with licenses	$—	$184

Interest paid	$287	$244

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

        Through its Jeeves Solutions Group, the Company offers software and services that allow corporations to establish connected self service solutions that supplement the activities of call centers, contact centers and marketing departments.

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

        The accompanying condensed consolidated financial statements as of June 30, 2002 and 2001 and for the three and six months ended June 30, 2002 and 2001 are unaudited but include all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair statement of the consolidated financial position, operating results and cash flows as of the interim date and for the periods presented. Results for the interim period ended June 30, 2002 are not necessarily indicative of results for the entire fiscal year or future periods. The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

2. ACQUISITION OF ASK JEEVES UK

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

        The acquisition was accounted for as a purchase business combination and accordingly, the consolidated financial statements include the operating results of Ask Jeeves UK from the date of acquisition. Previously, the Company accounted for its investment in the joint venture under the equity method of accounting. The Company had recorded no value for its interest in the joint venture for accounting purposes. Therefore, the Company had not previously recognized any portion of the net losses of the joint venture. The unaudited pro forma information presented in the table below represents the combined revenue, net loss and net loss per share of the Company as if the acquisition had taken place on January 1, 2001.

	Six Months Ended
	June 30, 2002	June 30, 2001
(in thousands, except share and per share amounts)
Revenues	$33,720	$36,081
Net loss	$(20,029)	$(407,361)
Net loss per share basic and diluted	$(0.49)	$(11.09)
Weighted average shares outstanding used in computing basic and diluted net loss per share	40,598,496	36,730,768

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

        On October 25, 2001, a putative class action lawsuit captioned Leonard Turroff, et al. vs Ask Jeeves, Inc., et al. was filed against the Company and two of our officers and directors (collectively the "Individual Defendants") in the United States District Court for the Southern District of New York. Also named as defendants were Morgan Stanley & Co., Inc., FleetBoston Robertson Stephens, Goldman Sachs & Co., U.S. Bancorp Piper Jaffray, and Dain Rauscher, Inc., the underwriters of the Company's initial public offering. The complaint alleges violations of Section 11 of the Securities Act of 1933 against all defendants, and violations of Section 15 of the Securities Act against the Individual Defendants in connection with the Company's initial public offering ("IPO"). An amended complaint was filed on December 6, 2001, which includes the same allegations in connection with Ask Jeeves' secondary offering in March 2000. The complaints seek unspecified damages on behalf of a purported class of purchasers of common stock between June 30, 1999 and December 6, 2000. We believe the claims are without merit and intend to defend the actions vigorously. However, an unfavorable outcome could have a material adverse effect on our operating results and financial position.

        On May 2, 2002, we received notice of the pending filing of a purported shareholder derivative lawsuit in the Superior Court of California, County of Alameda, titled Brenner v. Strauch et al. The lawsuit purports to be filed on behalf of our Company, asserting claims against the officers and directors at the time of our initial public offering, or IPO. Also named as defendants were Morgan Stanley & Co., Inc., and FleetBoston Robertson Stephens, the underwriters of the Company's IPO. The complaint alleges breach of fiduciary duty, negligence an unjust enrichment of the named officers and directors, for acquiescing and/or conspiring with the underwriter defendants in underpricing the IPO. No specific amount of damages has been claimed. We are aware that similar allegations have been made in other derivative lawsuits involving issuers that have also been sued in the Southern District of New York securities class action cases, which is described above. Based upon our understanding of the facts, we believe that the complaint is deficient. However, an unfavorable outcome could have a material adverse effect on our operating results and financial position.

4. STOCK-BASED COMPENSATION

        The following table shows the amount of stock-based compensation that would have been classified under the following categories had stock-based compensation not been separately stated on the consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
(in thousands)
Cost of revenues:
Web Properties	$2	$6	$4	$13
Jeeves Solutions	2	6	4	13
Product development	4	13	10	301
Sales and marketing	13	43	32	95
General and administrative	7	25	19	56

Total	$28	$93	$69	$478

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

        During the three months ended June 30, 2002, the Company recorded impairment charges totaling $362,000 primarily related to acquired intangible assets of the discontinued E-tours product.

6. RESTRUCTURING

        In December 2000, the Company's Board of Directors approved a restructuring program aimed at streamlining its underlying cost structure to better position the Company for growth and improved operating results. During the three months ended June 30, 2002, the Company reported charges of approximately $860,000, which included severance pay and medical and other benefits. The following table sets forth the restructuring activity during the three and six months ended June 30, 2002 and 2001, respectively (in thousands).

	Accrued Restructuring Costs, Beginning of Period	Restructuring Charges	Cash Paid	Accrued Restructuring Costs, End of Period
Three months ended June 30, 2002
Facility exit costs	$1,421	$—	$(239)	$1,182
Severance and professional fees	92	860	(449)	503

Total	$1,513	$860	$(688)	$1,685

Six months ended June 30, 2002
Facility exit costs	$18,119	$—	$(16,937)	$1,182
Severance and professional fees	310	860	(667)	503

Total	$18,429	$860	$(17,604)	$1,685

	Accrued Restructuring Costs, Beginning of Period	Restructuring Charges	Cash Paid	Asset Write-offs	Accrued Restructuring Costs, End of Period
Three months ended June 30, 2001
Facility exit costs	$6,861	$5,034	$(727)	$—	$11,168
Asset write-offs	—	100	—	(100)	—
Contract terminations	—	518	(518)	—	—
Severance and professional fees	125	1,742	(1,763)	—	104

Total	$6,986	$7,394	$(3,008)	$(100)	$11,272

Six months ended June 30, 2001
Facility exit costs	$7,984	$5,314	$(2,130)	$—	$11,168
Asset write-offs	—	100	—	(100)	—
Contract terminations	—	518	(518)	—	—
Severance and professional fees	1,148	2,130	(3,174)	—	104

Total	$9,132	$8,062	$(5,822)	$(100)	$11,272

7. LINE OF CREDIT

        The Company has a revolving line of credit with a bank in the amount of $15 million. On July 1, 2002, the Company renewed the line of credit for an additional one-year term. Borrowings under the line of credit bear fixed rate interest from the date of borrowing at LIBOR plus 0.5% (2.6% at June 30, 2002). All borrowings are collateralized by the Company's marketable securities. Borrowings under the line are subject to various covenants. As of June 30, 2002, $11.0 million was outstanding under the line of credit. Additionally, standby letters of credit of approximately $106,000 were issued and outstanding under the line of credit, which are being maintained as security for performance under various obligations.

8. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

        For management reporting purposes, the Company is divided into two business segments, Web Properties and Jeeves Solutions. Results of operations for these business divisions include revenues, cost of revenues, gross profit (loss) and operating loss information as provided to the Company's Chief Executive Officer (CEO), who is the Chief Operating Decision Maker. Summarized financial information by segment as reported to the CEO is as follows (in thousands):

Three months ended:	Web Properties	Jeeves Solutions	Other	Total
	(unaudited)
June 30, 2002
Revenues	$14,220	$3,353	$—	$17,573
Cost of revenues	4,114	1,613	—	5,727

Gross profit	$10,106	$1,740	$—	$11,846
Segment loss from operations	$(1,536)	$(5,273)	$—	$(6,809)
Unallocated corporate operating expense	—	—	(1,812)	(1,812)

Total operating loss				$(8,621)

Three months ended:	Web Properties	Jeeves Solutions	Other	Total
	(unaudited)
June 30, 2001
Revenues	$7,664	$9,009	$—	$16,673
Cost of revenues	4,319	4,244	—	8,563

Gross profit	$3,345	$4,765	$—	$8,110
Segment loss from operations	$(9,139)	$(1,237)	$—	$(10,376)
Unallocated corporate operating expense	—	—	(11,569)	(11,569)

Total operating loss				$(21,945)

Six months ended:	Web Properties	Jeeves Solutions	Other	Total
	(unaudited)
June 30, 2002
Revenues	$25,024	$8,626	$—	$33,650
Cost of revenues	7,857	3,656	—	11,513

Gross profit	$17,167	$4,970	$—	$22,137
Segment loss from operations	$(5,698)	$(10,128)	$—	$(15,826)
Unallocated corporate operating expense	—	—	(4,647)	(4,647)

Total operating loss				$(20,473)

Six months ended:	Web Properties	Jeeves Solutions	Other	Total
	(unaudited)
June 30, 2001
Revenues	$16,691	$19,065	$—	$35,756
Cost of revenues	8,557	8,553	—	17,110

Gross profit	$8,134	$10,512	$—	$18,646
Segment loss from operations	$(18,955)	$(7,065)	$—	$(26,020)
Unallocated corporate operating expense	—	—	(375,486)	(375,486)

Total operating loss				$(401,506)

        The Company provides its search and self-service technologies services internationally directly and through its joint ventures. Attribution of revenues by geographic region is based on the country in which the customer is domiciled. Geographic information on revenue is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(unaudited)		(unaudited)
Revenues:
North America	$11,833	$12,639	$22,951	$27,470
United Kingdom	4,579	2,885	8,327	6,007
Other International	1,161	1,149	2,372	2,279

Total	$17,573	$16,673	$33,650	$35,756

        Included in United Kingdom and Other International revenues are amounts from related parties of $1,131,000 and $3,949,000 for the three months and $3,904,000 and $7,931,000 for the six months ended June 30, 2002 and 2001, respectively.

9. COMPREHENSIVE LOSS

        The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(unaudited)		(unaudited)
Net loss	$(8,499)	$(20,936)	$(18,938)	$(399,146)
Other comprehensive income:
Change in unrealized gain on investments	(50)	(11)	(293)	193
Foreign currency translation adjustment	471	—	486	—

Comprehensive loss	$(8,078)	$(20,947)	$(18,745)	$(398,953)

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

        The Company generally recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. A significant portion of the Company's revenues from its Web Properties Group is derived from the sale of advertising on the Company's online Internet properties. Advertising offered ranges from "run-of-site" banner advertisements and sponsorships to keyword targeting and branded content. Revenue derived from such arrangements is recognized during the period that the service is provided, provided that no significant obligations remain at the end of the period. Such obligations typically include the guarantee of a minimum number of "impressions" or times that an advertisement appears in pages viewed by users of the Company's online properties. To the extent the minimum guaranteed impressions are not delivered, the Company defers recognition of the corresponding revenue until the remaining guaranteed impressions levels are achieved. Syndication services offered range from the sale of promotional material on behalf of partners to the syndication of our web-wide search technology to portals, infomediaries, and content and destination sites. Syndication fees primarily consist of revenue-sharing arrangements, fixed or fee-per-use arrangements, and revenues are recognized as the service is delivered. Revenues from revenue-sharing arrangements are recorded net of amounts paid to syndication partners, except when the Company acts as the primary obligor in the arrangement and bears risk with respect to the inventory of promotional space and credit risk, in accordance with Emerging Issues Task Force Issue No. 99-19, in which case expense is recognized as a cost of revenue and revenue is recorded on a gross basis. Revenues from paid placements are generated when a user clicks on the answer that links to a merchant's Web site on a cost per click, or "CPC" basis.

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

License Revenue

        We recognize software license revenue in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition," (SOP 97-2) as amended by Statement of Position 98-9. SOP 97-2 provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair value of the elements. Under SOP 97-2, the determination of fair value of each element is based on the objective evidence that is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement have been delivered or are being delivered.

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

        We enter into distributor agreements that typically provide for sublicense fees based on a percentage of list price. Sublicense fees are generally recognized on the "sell through" method when persuasive evidence of an arrangement between the distributor and their customer exists, the software is delivered to their customer, collection is probable and the fee is fixed or determinable. Our agreements with our end customers and distributors do not contain product return rights.

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

Impairment of Long-lived Assets

        The Company's long-lived assets include intangible assets. At June 30, 2002, the Company had $4.0 million of other intangible assets. In assessing the recoverability of the Company's other intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. Effective as of January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS 142) and was required to analyze its goodwill for impairment issues during the first six months of fiscal 2002, and then on a periodic basis thereafter. The adoption of SFAS 142 did not have a material impact on the Company's consolidated financial statements. During the second quarter of 2002, the Company recorded impairment charges totaling $362,000 primarily related to acquired intangible assets of the discontinued E-tours product.

RESULTS OF OPERATIONS

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)
	2002	2001	Change	2002	2001	Change
Web Properties revenue	$14,220	$7,664	85.5%	$25,024	$16,691	49.9%
Percentage of total revenues	80.9%	46.0%		74.4%	46.7%
Jeeves Solutions revenue	$3,353	$9,009	(62.8)%	$8,626	$19,065	(54.8)%
Percentage of total revenues	19.1%	54.0%		25.6%	53.3%
Total revenue	$17,573	$16,673	5.4%	$33,650	$35,756	(5.9)%

Web Properties revenue

        Web Properties revenues increased 85.5% to $14.2 million in the second quarter of 2002, as compared with $7.7 million for the corresponding period in 2001. Advertising revenues totaled $7.1 million and $5.0 million for the second quarter of 2002 and 2001, respectively. Paid placement revenues were $7.1 million and $2.7 million for the second quarter of 2002 and 2001, respectively. Compared with the second quarter of 2001, advertising revenues were down slightly in the U.S. market.

This decrease was more than offset by the addition of advertising revenues in the U.K., due to its acquisition in late February 2002. The significant growth in paid placement revenue is due to strong sales of Branded Responses and Paid Links products, as well as the early success of the Premier Listings product launched in the first quarter of 2002.

        The launch of our Teoma.com site out of the beta stage during the second quarter contributed to strong growth in traffic to the Teoma website. Total page views on all our properties of 1.7 billion was flat compared with the prior quarter. Unique users decreased to 13.4 million in June 2002 as compared with 16.0 million in March 2002. The decrease in growth of total page views and unique users reflects the normal seasonality that our properties experience due to our strength in the educational market and to overall decreased web traffic during the summer months.

        Historically, the third quarter has been our seasonally softest quarter due to the slowdown in web traffic and therefore we expect revenues in the third quarter of 2002 to decline slightly. Typically, web traffic increases in the fourth quarter, which also marks a seasonally stronger advertising market, and we expect these factors to combine to result in further growth in revenues. Additionally, we recently signed a paid listings agreement with Google, Inc. that will commence late in the third quarter. Based upon our current projections we expect this agreement, combined with our own proprietary paid listings product, will approximately double paid listings revenue over the term of the contract beginning in the fourth quarter of 2002. This growth in paid listings, combined with the introduction of our paid inclusion product, should contribute to overall growth in paid placement revenues of approximately 50 percent for the fourth quarter.

Jeeves Solutions revenue

        Jeeves Solutions revenues decreased 62.8% to $3.4 million as compared with $9.0 million for the three months ended June 30, 2002 and 2001, respectively. These revenues consisted of license fee revenues of $1.4 million and $5.5 million for the three months ended June 30, 2002 and 2001, respectively. In late 2001 and early 2002, we discontinued our Spanish language joint venture and acquired full ownership of our United Kingdom operations, resulting in the termination of those related license arrangements. Accordingly, license revenue decreased in the second quarter of 2002 as compared with 2001 due primarily to the termination of these licensing arrangements. Services revenue was $2.0 million and $3.5 million for the three months ended June 30, 2002 and 2001, respectively. Service revenue in the second quarter of 2002 was impacted by the decrease in new customer bookings in the latter half of 2001. A significant portion of services revenues result from the provision of consulting and training services. Such services frequently are associated with new customer bookings. When customers renew subscription-based contracts, such renewals may not result in additional consulting service revenue. The termination of the license revenues from the Spanish language and UK licenses will be more than offset by media revenues from the consolidation of the Ask Jeeves UK web property. However, we anticipate that these factors will continue to negatively impact quarter over quarter revenue comparisons for Jeeves Solutions for the second half of 2002.

        During the second quarter of 2002, we launched the JeevesOne Enterprise product. This version of the JeevesOne product offering provides customers the ability to connect to a company's underlying transactional systems and databases. Additionally, we released the JeevesOne product line on the Solaris operating platform. While we expect the challenging information technology market to continue into the near future, we believe that these milestones will contribute to growth in sales of JeevesOne products throughout the second half of 2002.

Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)
	2002	2001	Change	2002	2001	Change
Web Properties gross profit	$10,106	$3,345	202.1%	$17,167	$8,134	111.1%
Web Properties gross margin	71.1%	43.6%		68.6%	48.7%
Jeeves Solutions gross profit	$1,740	$4,765	(63.5)%	$4,970	$10,512	(52.7)%
Jeeves Solutions gross margin	51.9%	52.9%		57.6%	55.1%
Total gross profit	$11,846	$8,110	46.1%	$22,137	$18,646	18.7%
Total gross margin	67.4%	48.6%		65.8%	52.1%

Web Properties gross margin

        Cost of revenues for our Web Properties Group consists primarily of salaries and related personnel costs associated with the content development, data analysis, testing and maintenance of our Web sites. Additionally, cost of revenues includes revenue sharing expenses associated with our distribution relationships and amortization charges related to technology from certain of our acquisitions and licenses. Gross profit for Web Properties increased 202.1% in the second quarter of 2002 to $10.1 million, as compared with $3.3 million in 2001. The increase is due both to the increase in Web Properties revenues of 85.5% and to decreases in cost of revenues. On a dollar basis, cost of revenues decreased $205,000 to $4.1 million in the second quarter of 2002 as compared with 2001, reflecting a significant decrease in amortization charges due to impairment write-downs on acquired technology recorded during 2001 as well as decreased compensation and compensation-related costs and facilities charges as a result of our restructuring activities during 2001.

        We expect Web Properties gross margin in the third quarter of 2002 to be approximately flat with the second quarter of 2002, then increase in the fourth quarter of 2002, as we realize scale benefits from increases in revenue and the cost savings from our restructuring activities.

Jeeves Solutions gross margin

        Cost of revenues for our Jeeves Solutions Group consists primarily of salaries and related personnel costs and other direct costs to provide consulting, and licensing to our corporate customers. Cost of revenues for Jeeves Solutions also includes amortization charges related to certain technology assumed as part of our acquisitions and through licenses. Gross profit for Jeeves Solutions decreased 63.5% in the second quarter of 2002 to $1.7 million, as compared with $4.8 million for 2001. The decrease in gross margin is due primarily to the decrease in Jeeves Solutions revenues, partially offset by decreases in cost of revenues. On a dollar basis, cost of revenues decreased $2.6 million to $1.6 million for the second quarter of 2002 as compared with 2001, reflecting significant decreases in compensation and compensation-related costs and facilities charges relating to our restructuring activities during the year. This decrease in costs was offset by the decrease in Jeeves Solutions revenue during the period.

        We expect Jeeves Solutions gross margin as a percentage of revenue to improve slightly in the third quarter with more significant improvement in the fourth quarter of 2002 as the JeevesOne product increases market penetration, with full year 2002 margins expected to be higher than 2001.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)
	2002	2001	Change	2002	2001	Change
Product development	$3,256	$5,412	(39.8)%	$7,845	$11,013	(28.8)%
Percentage of total revenues	18.5%	32.5%		23.3%	30.8%
Sales and marketing	$10,114	$12,181	(17.0)%	$20,129	$26,210	(23.2)%
Percentage of total revenues	57.6%	73.1%		59.8%	73.3%
General and administrative	$5,847	$4,757	22.9%	$11,114	$12,625	(12.0)%
Percentage of total revenues	33.3%	28.5%		33.0%	35.3%
Stock-based compensation	$28	$93	(69.9)%	$69	$478	(85.6)%
Percentage of total revenues	0.2%	0.6%		0.2%	1.3%
Amortization of goodwill and other intangible assets	$—	$218	(100)%	$—	$22,587	(100.0)%
Percentage of total revenues	—%	1.3%		—%	63.2%

Product Development Expenses

        Product development expenses consist primarily of salaries and related personnel costs, consultant fees and expenses related to the design, development, testing and enhancement of our technology and services. To date, all software development costs have been expensed as incurred. Product development expenses, as a percentage of total revenues, decreased to 18.5% for the second quarter of 2002 from 32.5% in 2001. On a dollar basis, product development expenses decreased by $2.2 million in the second quarter of 2002 as compared with the same period in 2001. This cost reduction for both the three and six month periods reflects the results of our restructuring activities during the year. Decreased compensation and compensation-related costs comprise the majority of the dollar decrease in 2002 over 2001, and resulted from our focus on key, strategic areas of product development to support our business plan and reduction in the number of product development initiatives that are not essential to delivering future financial results.

Sales and Marketing Expenses

        Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses as well as advertising and promotional expenditures. We primarily rely on a direct sales force dedicated to selling our services. Sales and marketing expenses, as a percentage of total revenues, decreased to 57.6% for the second quarter of 2002, as compared with 73.1% in 2001. On a dollar basis, sales and marketing expenses decreased 17.0% to $10.1 million in the second quarter of 2002 as compared with $12.2 million in the corresponding period of 2001. The decrease in such expenses reflects cost-cutting measures in variable spending areas such as advertising, promotional programs and public relations, as well as lower variable compensation such as commissions and bonuses. During 2001, we replaced mass-market promotion with targeted marketing initiatives, resulting in an a decrease in the total amount of spending.

General and Administrative Expenses

        General and administrative expenses consist primarily of salaries and related costs for general corporate functions, recruiting and fees for other professional services, provision for doubtful accounts as well as various accounting and legal costs associated with operating our business. General and administrative expenses, as a percentage of revenues, increased to 33.3% for the second quarter of 2002 from 28.5% in 2001. On a dollar basis, general and administrative expenses increased 22.9% to $5.8 million in the second quarter of 2002 as compared with $4.8 million in 2001. Expenses in the quarter were higher primarily due to increased litigation costs associated with outstanding legal proceedings.

Stock-based Compensation

        Stock-based compensation reflects the amortization of stock compensation charges from employee stock options. Deferred compensation charges arise from the difference between the exercise price and the deemed fair value of specific stock options granted to our employees and is amortized over the vesting period. For the three and six months ended June 30, 2002 and 2001, we recorded $28,000 and $93,000, and $69,000 and $478,000, respectively, in amortization of deferred stock-based compensation in connection with the grant of stock options to employees and consultants. The decrease in amortization is due to our graded vesting method of amortization resulting in larger deferred compensation charges being incurred in earlier periods.

Amortization of Goodwill and Other Intangible Assets

        The Company has recorded goodwill and other intangible assets as a result of various purchase acquisitions made. For the three months ended June 30, 2001, we recorded $218,000 in amortization of goodwill and other intangible assets, compared with no amortization for the three months ended June 30, 2002. During the fiscal year 2001, we recorded an impairment loss of $355.3 million on goodwill and other intangibles relating to certain of our acquisitions. This impairment loss reduced our recorded basis in goodwill and other intangibles and had the effect of reducing amortization expense during 2002.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)
	2002	2001	Change	2002	2001	Change
Impairment of long-lived assets	$362	$—	—	$2,593	$339,177	(99.2)%
Percentage of total revenues	2.1%	—%		7.7%	948.6%
Restructuring and other	$860	$7,394	(88.4)%	$860	$8,062	(89.3)%
Percentage of total revenues	4.9%	44.3%		2.6%	22.5%

Impairment of Long-lived Assets

        During the second quarter of 2002, the Company recorded impairment charges totaling $362,000 primarily related to acquired intangible assets of the discontinued E-tours product.

        During the six months ended June 30, 2002, we recorded impairment charges totaling $2.6 million related to the impairment of intangible assets noted above as well as relating to $2.3 million of computer equipment and software, furniture and fixtures that we disposed of or were no longer in use. During the six months ended June 30, 2001, we identified indicators of possible impairment of our long-lived assets, consisting principally of acquired intangible assets and goodwill. These indicators included deterioration in the business climate for Internet advertising, decreases in average advertising rates, reduced levels of venture capital funding activity for Internet-based consumer businesses, significant declines in the market values of our competitors in the Internet advertising industry and changes in our 2001 operating and cash flow forecasts.

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

Restructuring Costs

        In December 2000, the Company's Board of Directors approved a restructuring program aimed at streamlining its underlying cost structure to better position the Company for growth and improved operating results. During the second quarter of 2002, the Company reported charges of approximately $860,000, which included severance pay and medical and other benefits. Total headcount decreased from 450 at the end of last quarter to approximately 390 at June 30, 2002.

Interest and other income, net

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)
	2002	2001	Change	2002	2001	Change
Interest and other income, net	$122	$1,009	(87.9)%	$1,535	$2,360	(35.0)%
Percentage of total revenues	0.7%	6.1%		4.6%	6.6%

        Interest income was $122,000 as compared with $1.0 million for the three months ended June 30, 2002 and 2001, respectively. Interest income relates primarily to interest earned on fixed income securities and correlates with the average balance of those investments and prevailing interest rates. The decrease in interest income in the second quarter of 2002 compared with 2001 relates to decreases in both average balances and prevailing interest rates during the year. Interest expense was $105,000 and $190,000 for the three months ended June 30, 2002 and 2001, respectively. The decrease in interest expense is attributable to decreases in the amounts due under capital leases.

        During the six months ended June 30, 2002, we recorded a gain of $974,000 representing the remaining balance of deferred license fees paid to the Company by Ask Jeeves UK, for a licensing arrangement that was terminated when we acquired the remaining outstanding equity interest of Ask Jeeves UK.

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

        As Internet advertising continues the transition from an emerging to a more developed market, seasonal and cyclical patterns may develop in our industry that may also affect our revenues. For example, we have historically experienced stronger periods of growth in the second and fourth quarters of the year. Similar to traditional media, this may result in our advertising sales being lower during the summer vacation period. Seasonality in the retail industry and in Internet service usage is likely to cause quarterly fluctuations in our results of operations and could harm our business.

LIQUIDITY AND CAPITAL RESOURCES

(dollars in thousands)	June 30, 2002	December 31, 2001
Unrestricted cash, cash equivalents and marketable securities	$31,044	$51,796
Restricted cash, cash equivalents and marketable securities	$11,106	$24,806
Total cash, cash equivalents and marketable securities	$42,150	$76,602
Percentage of total assets	56.4%	68.8%
Current ratio*	2.15	1.69
Days sales outstanding	54	51
*Calculated excluding deferred revenue and gain
	Six Months Ended June 30,
(dollars in thousands)
	2002	2001
Cash used in operating activities	$(43,770)	$(19,461)
Cash provided by investing activities	$30,098	$3,441
Cash provided by financing activities	$1,023	$11,071

        Our principal source of liquidity is our cash, cash equivalents and investments in marketable securities. Since our inception, we have financed our operations primarily through the private placement of equity securities, our initial public offering in June 1999 and our follow-on offering in March 2000. As of June 30, 2002, we had $42.2 million in cash and cash equivalents, and marketable securities, of which $11.1 million was restricted. Marketable securities consist of highly liquid instruments (primarily U.S., state and municipal government securities and corporate debt securities) with short maturities. Of this amount, $20.9 million was categorized as cash and cash equivalents at June 30, 2002, representing a decrease of $12.2 million from December 31, 2001. The Company considers all cash and highly liquid investments with an original maturity of less than three months at the date of purchase to be cash equivalents. The decrease resulted primarily from cash used in operations of $43.8 million, partially offset by cash flows from investing activities and financing activities of $30.1 million and $1.0 million, respectively.

        Net cash used in operating activities of $43.8 million resulted primarily from net losses of $18.9 million adjusted for non-cash items, changes in working capital and other items and from the payment of restructuring liabilities. Significant non-cash items included asset write-offs of $2.6 million and depreciation and amortization of $4.5 million. Changes in working capital used $33.1 million. Cash used by working capital largely resulted from decreases in accrued restructuring of $16.7 million and a decrease in deferred revenue of $4.6 million. The decrease in deferred revenue was due to the acquisition of the outstanding interest in Ask Jeeves UK and related termination of the license agreement, resulting in the recognition of a one-time gain relating to license fees which had been paid in advance and deferred, as well as to the decrease in advance bookings of Jeeves Solutions licensing arrangements during 2001.

        Net cash provided by investing activities was $30.1 million for the six months ended June 30, 2002. Cash from investing activities resulted primarily from the net redemption of marketable securities of $22.4 million, partially offset by capital expenditures and business acquisitions.

        Net cash provided by financing activities was $1.0 million for the six months ended June 30, 2002. Cash from financing relates primarily to cash proceeds from exercises of stock options of $1.4 million.

        We have a revolving line of credit with a bank in the amount of $15 million. The line of credit was renewed on July 1, 2002 for an additional one-year term and expires on July 1, 2003, unless extended. Borrowings under the line of credit bear interest at LIBOR plus 0.5% (2.6% at June 30, 2002). All borrowings are collateralized by our marketable securities. Borrowings under the line are subject to various covenants. As of June 30, 2002, $11.0 million was outstanding under the line of credit.

        The following summarizes the Company's contractual obligations at June 30, 2002, and the effect such obligations are expected to have on its liquidity and cash flows in future periods:

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years
Borrowings under line of credit	$11,000	$11,000	$—	$—
Capital lease obligations	1,075	972	103	—
Non-cancelable operating leases	13,866	3,566	7,483	2,817

Total	$25,941	$15,538	$7,586	$2,817

        We have no material commitments or obligations other than those under leases and our line of credit. As of June 30, 2002, we have one unconsolidated subsidiary in the form of a joint venture in Japan, which generally provides Ask Jeeves' services within a defined geographic region. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

        Our capital requirements depend on numerous factors, including market acceptance of our services and the amount of resources we invest in site and content development, marketing and selling our products and services, our brand promotions and any future acquisitions or divestitures.

        We anticipate that our existing unrestricted cash and marketable securities will be sufficient to fund our anticipated needs for working capital and capital expenditures for at least the next twelve months. At the end of such period, we will need to generate sufficient cash flow from operations to meet our anticipated needs for working capital and capital expenditures, or we will need to raise additional capital. However, if after twelve-months we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we will eventually be unable to continue our operations. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced.

RISK FACTORS

We Have a History of Net Losses and Expect to Continue to Incur Net Losses

        We incurred net losses in each year since inception and, as of June 30, 2002, we had an accumulated deficit of approximately $694.4 million. We expect to have net losses and negative cash flows, as determined under accounting principles generally accepted in the United States, for at least the next quarter. The size of these net losses will depend, in part, on the rate of growth of our revenues from our advertisers and corporate customers and on our expenses. It is critical to our success that we continue to expend financial and management resources to develop our brand loyalty through marketing and promotion, enhance our search technologies and services and expand our other services.

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

We Rely on Revenues Derived from Internet Advertising and Licensing of our Products and Services, Which are Subject to Uncertain Demand and are Difficult to Forecast Accurately

        Internet Advertising.    We expect that revenues from advertising will continue to represent a significant portion of our total revenues for the foreseeable future. We have experienced a decrease in our advertising revenues in the United States that may continue for the foreseeable future due to the prevailing conditions in the online advertising market and to downward pressure on advertising rates industry-wide.

        We compete with traditional media such as television, radio and print, as well as online advertisers and high-traffic Web sites, for a share of advertisers' total advertising expenditures. We have experienced, and may continue to experience, downward pressure on advertising prices in the industry due to the increasing amount of advertising inventory becoming available on the Internet and to fluctuations of spending on advertising in general. Advertisers may find Internet advertising to be a less effective means of promoting their products or services relative to traditional advertising media and may reduce or eliminate their expenditures on Internet advertising. Many potential advertisers and advertising agencies have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to Internet advertising. Acceptance of the Internet among advertisers will depend, to a large extent, on the perceived effectiveness of Internet advertising and the continued growth of commercial usage of the Internet.

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

        Paid Listings.    We recently signed a paid listings agreement with Google, Inc. that we anticipate will contribute to significant growth in paid placement revenues beginning in the fourth quarter of 2002. However, the revenue growth projected in paid listings is subject to numerous risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to variations in revenue derived from paid listings include, but are not limited to, the number and type of user queries on our web site, the number and type of user queries during specific periods, the presentation of featured links on our web site pages, the number of user clicks on featured links, the rate of user clicks on featured links and the rates paid by advertisers, all of which may in turn be affected by general economic conditions, acceptance of the Internet as a medium for advertising and other factors (identified elsewhere in this report) that may affect the Company's business, operations and results of operations generally.

        Software License.    In prior periods, a significant portion of our revenues was generated from licensing our services to corporate customers and to our joint ventures through our Jeeves Solutions Group. In October 2001 and February 2002, we acquired full ownership of Ask Jeeves en Espanol and Ask Jeeves UK, respectively. Consequently, these intellectual property licenses have terminated and will result in a decline in quarter over quarter licensing revenue comparisons in Jeeves Solutions. If, in the future, we are unable to generate sufficient licensing revenue from our corporate customers and/or our remaining joint venture, our results of operations could be substantially impaired.

        JeevesOne.    In September 2001, we launched JeevesOne, the Company's first productized software product. While we believe that the product responds to market need for this type of enterprise software, there is no assurance that JeevesOne will achieve market acceptance. If we are unable to generate significant sales of software licenses, our business could be seriously harmed. Additionally, software license revenues may be more volatile than revenues from subscription-based services. The addition of software licenses to our product offering may result in greater period to period fluctuations in our revenues.

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

We May Not Be Able to Effectively Compete Against Our Current and Potential Competitors

        Web Properties.    We face direct competition from companies that provide Internet search and directory services. For example, Web Properties competes with search engines, including AltaVista Company, Google Inc., Fast Search & Transfer ASA, and Inktomi Corporation, for the traffic generated by Internet users seeking links to third-party content to address their online information needs. Web Properties also competes with directory services, such as Overture Services, Inc., Inc. LookSmart, Ltd., and Yahoo! Inc., because they provide alternative ways for users to obtain the desired information.

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

If We Are Unable to Rapidly and Successfully Develop New Products, New Product Enhancements and Integrate Acquired Technologies, We May Be Unable to Meet Customer Demand

        We operate in a highly competitive, rapidly changing environment and our future success depends on our ability to develop and introduce new products that meet the needs of our customers. If we are unable to develop new and enhanced products, our business and operating results may be adversely affected. Also, many of our products must be available on a variety of operating system platforms. We must ensure that such products are available on the platforms that our customers require.

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

If Requirements Relating to Accounting Treatment for Employee Stock Options are Changed, We May Be Forced to Change our Business Practices.

        We currently account for the issuance of stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees." If proposals currently under consideration by administrative and governmental authorities are adopted, we may be required to treat the value of the stock options granted to employees as a compensation expense. As a result, we could decide to decrease the number of employee stock options which the Company would grant. This could affect our ability to retain existing employees and attract qualified candidates, and increase the cash compensation we would have to pay to them. In addition, such a change could have a negative effect on Company's earnings.

It May Become Increasingly Expensive to Obtain and Maintain Liability Insurance.

        The Company contracts for insurance to cover a variety of potential risks and liabilities. In the current market, it is becoming more expensive for companies to obtain insurance coverage, and when insurance coverage is provided, larger deductibles may be required. In light of these circumstances, it may become more difficult to maintain insurance coverage at historical levels, or if such coverage is available, the cost to obtain or maintain it may increase substantially. This may result in the Company's having to bear the burden of an increased portion of risks for which it has traditionally been covered by insurance, which could negatively impact the Company's results of operations.

Our Business Will Suffer in a Variety of Ways Unless Overall Economic Conditions Improve

        Many of our customers have made and will continue to make significant cutbacks in their sales and marketing efforts and capital expenditures, which will in turn adversely affect our financial results.

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

Our Business Realignments May Not Result in the Intended Benefits

        In the fourth quarter of 2000, we announced a realignment of our business organization in an effort to streamline operations, increase revenues, reduce costs and bring staffing in line with our then current and anticipated requirements. During 2001 we took additional steps to rationalize the resources required to operate efficiently in the prevailing market. In 2001 and early 2002, our business realignments resulted in reduced operating costs, however we cannot assure that we will be able to continue to reduce operating costs, or that operating costs will not increase in the future. For example, we incurred additional operating costs as a result of our acquisition of Ask Jeeves UK. If we are not successful in increasing revenues and decreasing costs, we may never achieve profitability.

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

        If we are unable to successfully integrate our acquired companies or to create new or enhanced services, we may not achieve the anticipated benefits from our acquisitions. If we fail to achieve the anticipated benefits from the acquisitions, we may incur increased expenses and experience a shortfall in our anticipated revenues and we may not obtain a satisfactory return on our investment. In addition, if a significant number of employees of acquired companies fail to remain employed with us, we may experience difficulties in achieving the expected benefits of the acquisitions

We Must Continually Improve Our Systems, Controls and Procedures

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

Our International Properties May Not Be Successful

        In addition to our activities in the United States, we market our search technologies and services in markets outside of the United States. We provide our services in the United Kingdom and Japan either directly or through joint ventures. In October 2001 we dissolved our Spanish language venture, Ask Jeeves en Espanol. In February 2002, we acquired full ownership of our UK joint venture, Ask Jeeves UK.

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

        In response to a complaint submitted to the Federal Trade Commission (FTC) by a consumer watchdog organization, the FTC recently issued a "no action letter" that provided guidance to various internet search engines, including Ask Jeeves, as to how search engines might address disclosures of paid inclusion and paid placement listings. While we believe that our web sites comply with the recommendations set forth by the FTC, any new ruling, regulation or law that imposes restrictions on the way we operate and manage our web sites could impact our revenue models, our business dealings and our profitability.

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

        During the three months ended June 30, 2002, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were not material. Further, we believe that the impact on the fair market value of our securities and our earnings for the remainder of the year from a hypothetical 10% change in interest rates would not be significant.

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

        On May 2, 2002, we received notice of the pending filing of a purported shareholder derivative lawsuit in the Superior Court of California, County of Alameda, titled Brenner v. Strauch et al. The lawsuit purports to be filed on behalf of our Company, asserting claims against the officers and directors at the time of our initial public offering, or IPO. Also named as defendants were Morgan Stanley & Co., Inc., and FleetBoston Robertson Stephens, the underwriters of the Company's IPO. The complaint alleges breach of fiduciary duty, negligence an unjust enrichment of the named officers and directors, for acquiescing and/or conspiring with the underwriter defendants in underpricing the IPO. No specific amount of damages has been claimed. We are aware that similar allegations have been made in other derivative lawsuits involving issuers that have also been sued in the Southern District of New York securities class action cases, which is described above. Based upon our understanding of the facts, we believe that the complaint is deficient. However, an unfavorable outcome could have a material adverse effect on our operating results and financial position.

Item 2. Changes in Securities and Use of Proceeds

        Not applicable.

Item 3. Defaults Under Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

  A.
  The annual meeting of the stockholders was held on May 15, 2002.

  B.
  The following matters were voted upon at the annual meeting:

  1.
  To elect the following directors to hold office until the 2005 Annual Meeting of Stockholders, or until their successors are duly elected and qualified:

Nominee	In Favor	Withheld
James D. Kirsner	31,375,356	67,555
David S. Carlick	31,374,950	67,961

    2.
    To ratify the selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 2002.

For	Against	Abstain	Broker Non-Vote
31,387,693	27,193	28,025	0

Item 5. Other Information

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a)    Exhibits

        The following exhibits are filed herewith or incorporated by reference:

Exhibit	Description
3.1(1)	Certificate of Incorporation of the Registrant.
3.1.1(6)	Certificate of Designation of Series A Junior Participating Preferred Stock
3.2(1)	Bylaws of the Registrant.
4.1(1)	Reference is made to Exhibits 3.1 and 3.1.1.
4.2(1)	Specimen Certificate for Registrant's Common Stock.
4.3(1)	Warrant to purchase 15,000 shares of Common Stock granted by the Registrant to Antenna Group PR dated as of June 30, 1998.
4.4(1)	Warrant to purchase 20,000 shares of Common Stock granted by the Registrant to Antenna Group PR dated as of July 31, 1998.
4.5(1)	Warrant to purchase 8,000 shares of Common Stock granted by the Registrant to Antenna Group PR dated as of May 31, 1998.
4.6(6)	Rights Agreement, dated as of April 26, 2001, between the Registrant and Fleet National Bank, N.A., which includes the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C.
4.7(10)	Warrant to purchase 105,000 shares of Common Stock granted by Registrant to Boris Katz dated as of July 26, 2001.
4.8(10)	Warrant to purchase 70,000 shares of Common Stock granted by Registrant to Patrick Winston dated as of July 26, 2001.
10.1(1)	Amended and Restated 1996 Equity Incentive Plan.
10.2(1)	Form of Option Agreement for the Amended and Restated 1996 Equity Incentive Plan.
10.3.3(5)†	1999 Equity Incentive Plan, as Amended and Restated.
10.4.1(1)†	Form of Option Agreement for the 1999 Equity Incentive Plan.
10.4.2(5)†	Form of Option Agreement for the 1999 Equity Incentive Plan, as Amended and Restated.
10.5.1(1)†	1999 Employee Stock Purchase Plan.
10.5.2(1)†	1999 Employee Stock Purchase Plan, as Amended and Restated.
10.6(7)†	1999 Equity Incentive Plan, as Amended and Restated through May 25, 2000.
10.7(7)†	Form of Option Agreement for the 1999 Equity Incentive Plan, as Amended and Restated through May 25, 2000.
10.8(7)†	1999 Employee Stock Purchase Plan, as Amended and Restated through May 25, 2000.
10.12(1)	License Agreement dated as of October 2, 1998, by and between the Registrant and Compaq Computer Corporation.
10.18.1†(10)	Severance terms as of April 30, 2001, by and between the Registrant and Frank Vaculin.

10.19.3(5)†	Employment Agreement dated as of December 1, 2000, by and between the Registrant and Robert W. Wrubel.
10.26(1)	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.
10.28(1)	Office Lease dated as of April 29, 1999, by and between the Registrant and Emery Station Associates, L.L.C.
10.30(1)	Master Lease Agreement dated as of June 15, 1999, by and between the Registrant and Comdisco, Inc.
10.31(1)	Forms of Promissory Note and Stock Pledge Agreement for loans to executive officers.
10.33(2)	Agreement and Plan of Merger and Reorganization dated as of January 25, 2000, by and among the Registrant, Direct Hit Technologies, Inc. and Answer Acquisition Corp.
10.36(3)	Office Lease dated as of February 24, 2000, by and between the Registrant and Oakland City Center LLC.
10.37(4)	Lease Agreement dated as of May 15, 2000, by and between the Registrant and Oakland City Center, LLC.
10.39(5)†	Offer letter dated as of July 24, 2000, by and between the Registrant and Adam Klein.
10.39.1†(10)	Severance letter dated March 28, 2001, by and between the Registrant and Adam Klein.
10.40(5)†	Offer letter dated as of December 8, 2000, by and between the Registrant and A. George (Skip) Battle.
10.40.2(8)†	Offer letter of New Terms of Employment dated April 3, 2001, by and between the Registrant and A. George (Skip) Battle.
10.41(8)†	Promissory Note dated March 15, 2001 of Steven Sordello, as Maker, in favor of the Registrant.
10.42(8)†	Offer letter dated April 23, 2001, by and between the Registrant and Steve Berkowitz.
10.44.1†(10)	Promissory Note secured by Deed of Trust, dated February 29, 2000, of Enrique T. Salem and Marcela M. Salem, as Borrower, in favor of the Registrant.
10.44.2†(10)	Addendum to Promissory Note secured by Deed of Trust, dated February 29, 2000, of Enrique T. Salem and Marcela M. Salem, as Borrower, in favor of the Registrant.
10.45.1†(10)	Incentive Agreement, entered into as of January 2, 2001, by and between the Registrant and Claudio Pinkus.
10.45.2†(10)	Amendment to Incentive Agreement, dated June 18, 2001, by and between Registrant and Claudio Pinkus.
10.45.3†(10)	Second Amendment to Incentive Agreement, entered into as of August 29, 2001, by and between Registrant and Claudio Pinkus.
10.45.4†(10)	Third Amendment to Incentive Agreement, entered into as of November 27, 2001, by and between the Registrant and Claudio Pinkus.
10.46.1†(10)	Incentive Agreement, entered into as of January 2, 2001, by and between the Registrant and George Lichter.
10.46.2†(10)	Amendment to Incentive Agreement, dated June 18, 2001, by and between Registrant and George Lichter.
10.46.3†(10)	Second Amendment to Incentive Agreement, entered into as of August 30, 2001, by and between Registrant and George Lichter.
10.46.4†(10)	Separation Agreement, dated February 6, 2002, made by and between George Lichter and Registrant.
10.47.1(9)	Agreement and Plan of Merger and Reorganization, dated as of September 10, 2001, by and among the Registrant, Answer Acquisition Corp. No. 2, and Teoma Technologies, Inc., and, solely with respect to Article X, Hawk Holdings, LLC, as Stockholders' Agent, and Chase Manhattan Bank and Trust N.A., as Escrow Agent.
10.47.2(9)	Registration Rights Agreement, dated September 10, 2001, by and between the Registrant and the multiple parties listed therein.

10.48(10)	Lease Amendment and Termination Agreement, made February 4, 2002, by and between Registrant, as Tenant, and Oakland City Center LLC, as Landlord.
10.49(11)	Agreement relating to the Sale and Purchase of the Entire Issued Share Capital of Carlton & Granada Internet Limited, dated February 7, 2002, by and among Registrant, Carlton Communications, PLC, Granada Media Group Limited, Ask Jeeves International, Inc. and Ask Jeeves (Jersey) Limited.
10.50(11)	Further Supplemental Partnership Deed relating to Ask Jeeves UK, dated February 14, 2002, by and among Registrant, Carlton Communications PLC, Granada Media Group Limited, Carlton & Granada Internet Limited, Ask Jeeves (Jersey) Limited, and Ask Jeeves International, Inc.
10.51(11)	Tax Deed relating to the acquisition of the entire issued share capital of Carlton & Granada Internet Limited, dated March 6, 2002, by and among the Registrant, Carlton Communications PLC and Granada Media Group Limited.
10.52*	Advertising Services Agreement, dated July 17, 2002, by and between Registrant and Google, Inc.

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

(9)
Previously filed with Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 17, 2001.

(10)
Previously filed with Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2002.

(11)
Previously filed with Registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 30, 2002.

*
Confidential treatment has been requested for certain portions thereof.

†
Management contract, compensatory plan or arrangement.

b)    Reports on Form 8-K.

        Not applicable.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASK JEEVES, INC.
August 14, 2002	By:	/s/ A. GEORGE (SKIP) BATTLE A. George (Skip) Battle Chief Executive Officer (Principal Executive Officer)
August 14, 2002	By:	/s/ STEVEN J. SORDELLO Steven J. Sordello Chief Financial Officer (Principal Financial Officer)
August 14, 2002	By:	/s/ SCOTT T. BAUER Scott T. Bauer Vice President and Corporate Controller (Principal Accounting Officer)

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
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  RISK FACTORS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Under Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES