Form 10-Q
period 2002-09-30
ASK JEEVES INC
filed 2002-11-08
CIK 1054298

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2002

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

☒  Yes        ☐  No

        The number of shares outstanding of the registrant's Common Stock as of October 31, 2002 was 41,579,909.

ASK JEEVES, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ASK JEEVES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2002	December 31, 2001
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$26,241	$33,125
Short-term marketable securities	3,140	18,671
Restricted cash and marketable securities	11,065	15,489

Total cash, cash equivalents and marketable securities	40,446	67,285
Accounts receivable, net	8,005	8,482
Prepaid expenses and other current assets	3,285	2,453

Total current assets	51,736	78,220
Restricted marketable securities	—	9,317
Property and equipment, net	12,894	17,098
Intangible assets, net	3,477	5,384
Other assets	1,726	1,319

Total assets	$69,833	$111,338

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$9,759	$11,547
Accrued compensation and related expenses	4,599	5,282
Accrued restructuring costs	1,027	18,429
Deferred revenue	11,058	16,069
Deferred gain	4,884	—
Borrowings under line of credit	11,000	11,000

Total current liabilities	42,327	62,327
Other liabilities	340	1,797

Total liabilities	42,667	64,124
Commitments and contingencies
Stockholders' equity:
Convertible preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.001 par value; 150,000,000 shares authorized; 41,244,411 and 39,482,015 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	724,975	722,310
Notes receivable from stockholders	(5)	(57)
Deferred stock compensation	(10)	(98)
Accumulated deficit	(698,740)	(675,432)
Accumulated other comprehensive income	946	491

Total stockholders' equity	27,166	47,214

Total liabilities and stockholders' equity	$69,833	$111,338

See accompanying notes to condensed consolidated financial statements.

ASK JEEVES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Revenues:
Web Properties	$14,724	$6,997	$39,748	$23,688
Jeeves Solutions (1)	3,080	8,436	11,706	27,502

Total revenues	17,804	15,433	51,454	51,190
Cost of revenues:
Web Properties	4,337	3,392	12,194	11,949
Jeeves Solutions	1,353	2,559	5,009	11,112

Total cost of revenues	5,690	5,951	17,203	23,061
Gross profit	12,114	9,482	34,251	28,129
Operating expenses:
Product development	2,758	4,818	10,603	15,831
Sales and marketing	8,422	8,794	28,551	35,004
General and administrative	5,065	4,983	16,179	17,608
Stock-based compensation	17	76	86	554
Amortization of goodwill and other intangible assets	—	235	—	22,822
Impairment of long-lived assets	—	16,115	2,593	355,291
Restructuring and other	470	2,178	1,330	10,241

Total operating expenses	16,732	37,199	59,342	457,351

Operating loss	(4,618)	(27,717)	(25,091)	(429,222)
Interest and other income, net	248	251	1,783	2,610

Net loss	$(4,370)	$(27,466)	$(23,308)	$(426,612)

Basic and diluted net loss per share	$(0.11)	$(0.74)	$(0.58)	$(11.73)

Weighted average shares outstanding used in computing basic and diluted net loss per share	41,087,722	37,152,718	40,522,128	36,359,274

(1) Revenues from related parties	$1,131	$4,776	$5,035	$14,641

See accompanying notes to condensed consolidated financial statements.

ASK JEEVES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2002	September 30, 2001
Operating activities
Net loss	$(23,308)	$(426,612)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,604	6,659
Compensation charge related to grants of stock options	—	2,079
Stock-based compensation	86	554
Amortization of goodwill and intangible assets	1,654	28,909
Impairment charge for long-lived assets	2,593	355,291
Other non-cash charges	—	891
Changes in operating assets and liabilities:
Accounts receivable	477	13,887
Prepaid expenses and other assets	(804)	3,772
Accounts payable and other accrued liabilities	(6,628)	(8,737)
Accrued compensation and related expenses	(947)	130
Accrued restructuring costs	(17,401)	3,183
Deferred revenue	(5,010)	(7,221)

Net cash used in operating activities	(42,684)	(27,215)
Investing activities
Purchases of property and equipment	(4,744)	(3,022)
Purchases of restricted marketable securities	—	(11,000)
Proceeds from redemption of non-marketable securities	450	—
Proceeds from redemption of marketable securities	28,901	27,864
Purchases of intangible assets	—	(4,750)
Net cash acquired from business combinations	9,563	(3,054)

Net cash provided by investing activities	34,170	6,038
Financing activities
Issuance of common stock	1,415	1,153
Issuance of notes receivable to stockholders	—	(200)
Repayment of notes receivable to stockholders	52	163
Borrowings under line of credit	—	11,000
Repayment of capital lease obligations	(664)	(658)

Net cash provided by financing activities	803	11,458

Effect of exchange rate changes on cash and cash equivalents	827	—

Decrease in cash and cash equivalents	(6,884)	(9,719)
Cash and cash equivalents at beginning of period	33,125	41,445

Cash and cash equivalents at end of period	$26,241	$31,726

Supplemental disclosure of noncash investing and financing activities
Common stock issued for acquisition of joint venture	$1,250	$2,225

Common stock warrants issued for technology licenses	$—	$184

Interest paid	$390	$438

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

        The Company delivers its natural language question answering technologies and services through its own Web sites at Ask.com, AJKids.com and Teoma.com. Through the Company's Web Properties division, Ask Jeeves provides innovative, targeted and effective tools for reaching a broad base of highly valuable customers. The Company also syndicates services to portals, infomediaries, and content and destination sites to help companies increase e-commerce and advertising revenue.

        Through its Jeeves Solutions division, the Company offers software and services that allow corporations to establish connected self service solutions that supplement the activities of call centers, contact centers and marketing departments.

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

        The accompanying condensed consolidated financial statements as of September 30, 2002 and 2001 and for the three and nine months ended September 30, 2002 and 2001 are unaudited but include all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair statement of the consolidated financial position, operating results and cash flows as of the interim date and for the periods presented. Results for the interim period ended September 30, 2002 are not necessarily indicative of results for the entire fiscal year or future periods. The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

	Nine Months Ended
	September 30, 2002	September 30, 2001
(in thousands, except share and per share amounts)
Revenues	$51,524	$51,653
Net loss	$(24,399)	$(438,259)
Net loss per share basic and diluted	$(0.60)	$(11.80)
Weighted average shares outstanding used in computing basic and diluted net loss per share	40,763,363	37,134,066

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

        In May 2, 2002, a shareholder derivative lawsuit was filed in the Superior Court of California, County of Alameda, titled Brenner v. Strauch et al. The lawsuit purported to be filed on behalf of our Company, asserting claims against the officers and directors at the time of our initial public offering, or IPO. Also named as defendants were Morgan Stanley & Co., Inc., and FleetBoston Robertson Stephens, the underwriters of the Company's IPO. The complaint alleged breach of fiduciary duty, negligence an unjust enrichment of the named officers and directors, for acquiescing and/or conspiring with the underwriter defendants in underpricing the IPO. Upon Defendants' motion, the lawsuit was transferred to the U.S. District Court in Northern California. On October 31, 2002, the Court dismissed the lawsuit, with prejudice. Plaintiff has 30 days from the date of the judgment to file an appeal.

4. STOCK-BASED COMPENSATION

        The following table shows the amount of stock-based compensation that would have been classified under the following categories had stock-based compensation not been separately stated on the consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
(in thousands)
Cost of revenues:
Web Properties	$1	$4	$5	$17
Jeeves Solutions	1	5	5	17
Product development	3	11	13	313
Sales and marketing	8	35	40	130
General and administrative	4	21	23	77

Total	$17	$76	$86	$554

5. RESTRUCTURING

        In December 2000, the Company's Board of Directors approved a restructuring program aimed at streamlining its underlying cost structure to better position the Company for growth and improved operating results. During the three months ended September 30, 2002, the Company reported charges of approximately $470,000, which included severance pay and medical and other benefits. The following table sets forth the restructuring activity during the three and nine months ended September 30, 2002 and 2001, respectively (in thousands).

	Accrued Restructuring Costs, Beginning of Period	Restructuring Charges	Cash Paid	Accrued Restructuring Costs, End of Period
Three months ended September 30, 2002
Facility exit costs	$1,182	$—	$(208)	$974
Severance and professional fees	503	470	(920)	53

Total	$1,685	$470	$(1,128)	$1,027

Nine months ended September 30, 2002
Facility exit costs	$18,119	$—	$(17,145)	$974
Severance and professional fees	310	1,330	(1,587)	53

Total	$18,429	$1,330	$(18,732)	$1,027

	Accrued Restructuring Costs, Beginning of Period	Restructuring Charges	Cash Paid	Asset Write-offs	Accrued Restructuring Costs, End of Period
Three months ended September 30, 2001
Facility exit costs	$11,168	$1,857	$(976)	$—	$12,049
Contract terminations	—	96	—	—	96
Severance and professional fees	104	134	(69)	—	169

Total	$11,272	$2,087	$(1,045)	$—	$12,314

Nine months ended September 30, 2001
Facility exit costs	$7,984	$7,162	$(3,097)	$—	$12,049
Asset write-offs	—	100	—	(100)	—
Contract terminations	—	614	(518)	—	96
Severance and professional fees	1,148	2,264	(3,243)	—	169

Total	$9,132	$10,140	$(6,858)	$(100)	$12,314

6. LINE OF CREDIT

        The Company has a revolving line of credit with a bank in the amount of $15 million. The line of credit expires on July 1, 2003, unless extended. Borrowings under the line of credit bear fixed rate interest from the date of borrowing at LIBOR plus 0.5% (2.6% at September 30, 2002). All borrowings are collateralized by the Company's marketable securities. Borrowings under the line are subject to various covenants. As of September 30, 2002, $11.0 million was outstanding under the line of credit. Additionally, standby letters of credit of approximately $65,000, which are being maintained as security for performance under various obligations, were issued and outstanding under the line of credit.

7. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

        For internal management reporting purposes, the Company is divided into two business segments, Web Properties and Jeeves Solutions. Results of operations for these business divisions, as provided to the Company's Chief Executive Officer (CEO) who is the Chief Operating Decision Maker, include revenues, cost of revenues, gross profit (loss) and operating loss information. Summarized financial information by segment as reported to the CEO is as follows (in thousands):

Three months ended:	Web Properties	Jeeves Solutions	Other	Total
	(unaudited)
September 30, 2002
Revenues	$14,724	$3,080	$—	$17,804
Cost of revenues	4,337	1,353	—	5,690

Gross profit	$10,387	$1,727	$—	$12,114
Segment loss from operations	$(788)	$(2,815)	$—	$(3,603)
Unallocated corporate operating expense	—	—	(1,015)	(1,015)

Total operating loss				$(4,618)

Three months ended:	Web Properties	Jeeves Solutions	Other	Total
	(unaudited)
September 30, 2001
Revenues	$6,997	$8,436	$—	$15,433
Cost of revenues	3,392	2,559	—	5,951

Gross profit	$3,605	$5,877	$—	$9,482
Segment loss from operations	$(5,443)	$(2,267)	$—	$(7,710)
Unallocated corporate operating expense	—	—	(20,007)	(20,007)

Total operating loss				$(27,717)

Nine months ended:	Web Properties	Jeeves Solutions	Other	Total
	(unaudited)
September 30, 2002
Revenues	$39,748	$11,706	$—	$51,454
Cost of revenues	12,194	5,009	—	17,203

Gross profit	$27,554	$6,697	$—	$34,251
Segment loss from operations	$(6,486)	$(12,942)	$—	$(19,428)
Unallocated corporate operating expense	—	—	(5,663)	(5,663)

Total operating loss				$(25,091)

Nine months ended:	Web Properties	Jeeves Solutions	Other	Total
	(unaudited)
September 30, 2001
Revenues	$23,688	$27,502	$—	$51,190
Cost of revenues	11,949	11,112	—	23,061

Gross profit	$11,739	$16,390	$—	$28,129
Segment loss from operations	$(20,352)	$(13,379)	$—	$(33,731)
Unallocated corporate operating expense	—	—	(395,491)	(395,491)

Total operating loss				$(429,222)

        The Company provides its search and self-service technologies services internationally directly and through its joint venture. Attribution of revenues by geographic region is based on the country in which the customer is domiciled. Geographic information on revenue is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
	(unaudited)		(unaudited)
Revenues:
North America	$12,070	$11,468	$35,021	$38,938
United Kingdom	4,572	2,834	12,898	8,841
Other International	1,162	1,131	3,535	3,411

Total	$17,804	$15,433	$51,454	$51,190

        Included in United Kingdom and Other International revenues are amounts from related parties of $1,131,000 and $3,942,000 for the three months and $5,035,000 and $11,872,000 for the nine months ended September 30, 2002 and 2001, respectively.

8. COMPREHENSIVE LOSS

        The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Net loss	$(4,370)	$(27,466)	$(23,308)	$(426,612)
Other comprehensive income:
Change in unrealized gain on investments	262	394	455	587
Foreign currency translation adjustment		—	—	—

Comprehensive loss	$(4,108)	$(27,072)	$(22,853)	$(426,025)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        In addition to historical information, this Quarterly Report contains forward-looking statements. All statements, other than statements of historical facts included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. As contained herein, the words "expects," "anticipates," "believes," "intends," "will," and similar types of expressions identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are based on information that is currently available to the Company, speak only as of the date hereof, and are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to: risks associated with the e-commerce and e-support markets; dependence on the Internet; risk associated with rapid technological change; lack of market acceptance of products; introduction of new products by competitors; integration of acquired businesses; slower spending environment for advertising sales; dependence on third parties for content, distribution or advertising delivery; targets for JeevesOne product pricing and product reception in the market; declines in the average selling price of the Company's products; and adverse economic conditions in any of the major countries or markets in which the Company does business as well as those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this Quarterly Report.

OVERVIEW

        Ask Jeeves is a leading provider of search and self-service technologies. Our proprietary natural-language capabilities combined with patented search technology create an interaction centered on understanding users' specific needs and interests and connecting them to the most relevant information, products and services.

        Through our Web Properties division, Ask Jeeves provides innovative, targeted and effective tools for reaching a broad base of highly valuable customers. The Company also syndicates services to portals, infomediaries, and content and destination sites to help companies increase e-commerce and advertising revenue through powerful search. These services enable companies to convert online shoppers to buyers, reduce support costs, understand customer preferences and improve customer retention.

        Through our Jeeves Solutions division, the Company offers software and services that allow corporations to establish connected self service solutions that supplement the activities of call center, contact centers and marketing departments. Jeeves Solutions core software application, JeevesOne, allows customers to get answers to their questions, and with the use of additional modules, place orders and request status through a variety of connected enterprise transaction systems. In turn, through Jeeves Analytics, companies learn about user behavior, interests and trends, allowing them to better serve customer needs. Our technology and services increase user satisfaction while enabling corporations to profit from their interactions and retain customers.

Critical Accounting Policies

Revenue

Web Properties

        Revenues associated with Web Properties include all revenue streams generated from the Web sites we own and operate, as well as from the syndication of services offered on our sites to other companies' sites. They consist primarily of branded advertising revenues and paid placement revenues.

        The Company generally recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. A significant portion of the Company's revenues from its Web Properties Group is derived from the sale of advertising on the Company's online Internet properties. Advertising offered ranges from banner advertisements and sponsorships to keyword targeting and branded content. Revenue derived from such arrangements is recognized during the period that the service is provided, provided that no significant obligations remain at the end of the period. Such obligations typically include the guarantee of a minimum number of "impressions" or times that an advertisement appears in pages viewed by users of the Company's online properties. To the extent the minimum guaranteed impressions are not delivered, the Company defers recognition of the corresponding revenue until the remaining guaranteed impressions levels are achieved. Syndication services offered range from the sale of promotional material on behalf of partners to the syndication of our web-wide search technology to portals, infomediaries, and content and destination sites. Syndication fees primarily consist of revenue-sharing arrangements, fixed or fee-per-use arrangements, and revenues are recognized as the service is delivered. Revenues from revenue-sharing arrangements are recorded net of amounts paid to syndication partners, except when the Company acts as the primary obligor in the arrangement and bears risk with respect to the inventory of promotional space and credit risk, in accordance with Emerging Issues Task Force Issue No. 99-19, in which case expense is recognized as a cost of revenue and revenue is recorded on a gross basis. Revenues from paid placements are generated when a user clicks on the answer that links to a merchant's Web site on a cost per click, or "CPC" basis.

Jeeves Solutions

        Revenues from Jeeves Solutions are derived from two sources: 1) software license revenues and; 2) services revenue. Software license revenues are generated from companies licensing the rights to use our natural language and customer intelligence technologies for use on corporate websites. Services revenue is generated from sales of maintenance agreements, consulting services and training services.

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

        If a customer transaction includes both software license and services elements or the rights to multiple software products, the total arrangement fee is allocated to each of the elements using the residual method, under which revenue is allocated to undelivered elements based on vendor specific objective evidence of the fair values of such undelivered elements and the residual amounts of revenue are allocated to the delivered elements.

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

Impairment of Long-lived Assets

        The Company's long-lived assets include intangible assets and property and equipment. At September 30, 2002, the Company had $3.5 million of other intangible assets. In assessing the recoverability of the Company's other intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. Effective as of January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS 142) and was required to analyze its goodwill for impairment issues during the first nine months of fiscal 2002, and then on a periodic basis thereafter. The adoption of SFAS 142 did not have a material impact on the Company's consolidated financial statements.

RESULTS OF OPERATIONS

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)
	2002	2001	Change	2002	2001	Change
Web Properties revenue	$14,724	$6,997	110.4%	$39,748	$23,688	67.8%
Percentage of total revenues	82.7%	45.3%		77.2%	46.3%
Jeeves Solutions revenue	$3,080	$8,436	(63.5)%	$11,706	$27,502	(57.4)%
Percentage of total revenues	17.3%	54.7%		22.8%	53.7%
Total revenue	$17,804	$15,433	15.4%	$51,454	$51,190	0.5%

Web Properties revenue

        Web Properties revenues increased 110.4% to $14.7 million in the third quarter of 2002, as compared with $7.0 million for the corresponding period in 2001. Branded advertising revenues totaled

$7.9 million and $4.2 million for the third quarter of 2002 and 2001, respectively. Paid placement revenues were $6.6 million and $2.8 million for the third quarter of 2002 and 2001, respectively. Compared with the third quarter of 2001, branded advertising revenues were down slightly in the U.S. market. This decrease was more than offset by growth in the Branded Response product and the inclusion of branded advertising revenues in the U.K., due to the Company's acquisition of the entire interest in Ask Jeeves UK in late February 2002. The significant growth in paid placement revenue is due to strong sales of Paid Links products, as well as the early success of the Premier Listings product launched in the first quarter of 2002.

        Total page views on all our properties of 1.6 billion were slightly lower during the third quarter of 2002 compared with 1.7 billion in the prior quarter. Unique users in the U.S. decreased to 12.7 million in September 2002 as compared with 13.4 million in June 2002. The decrease in total page views and unique users is primarily due to our termination of a distribution agreement at the end of the second quarter of 2002 as well as to our normal seasonality. During the second quarter of 2002, we reviewed our distribution arrangements and terminated certain relationships that, while contributing traffic and unique users, did not contribute significantly to margins.

        Historically, web traffic increases in the fourth quarter. We have also been taking steps to improve the user experience and user satisfaction, and we expect these factors to combine to result in further growth in traffic. Some of these steps, such as the discontinuation of run-of-site banners and interstitial advertisements, will result in the loss of revenue from those sources. However, we expect that the improved user experience will result in higher levels of click-throughs on other products, which will offset the loss of revenues from discontinued products. Additionally, we expect improved monetization of our traffic through continued strength in our branded advertising units, including our Branded Response and Premier Listings products, as well as continued growth in paid listings due to the improved revenue-sharing terms of the Paid Links arrangement we signed in September 2002. We anticipate that these elements will result in moderate revenue growth in the fourth quarter as compared with the third quarter of 2002.

Jeeves Solutions revenue

        Jeeves Solutions revenues decreased 63.5% to $3.1 million as compared with $8.4 million for the three months ended September 30, 2002 and 2001, respectively. These revenues consisted of license fee revenues of $1.4 million and $5.0 million for the three months ended September 30, 2002 and 2001, respectively. In late 2001 and early 2002, we discontinued our Spanish language joint venture and acquired full ownership of our United Kingdom operations, resulting in the termination of those related license arrangements. Accordingly, license revenue decreased in the third quarter of 2002 as compared with 2001 due primarily to the termination of these licensing arrangements. Services revenue was $1.7 million and $3.4 million for the three months ended September 30, 2002 and 2001, respectively. The decrease in services revenue in the third quarter of 2002 as compared with 2001 is primarily attributable to our migration from a services-based product offering to the software focused JeevesOne product. The termination of the license revenues from the Spanish language and UK licenses will be more than offset by web property media revenues from the consolidation of the Ask Jeeves UK web property. However, we anticipate that these factors will continue to negatively impact quarter over quarter revenue comparisons for Jeeves Solutions through the first quarter of 2003.

        During the second quarter of 2002, we launched the JeevesOne Enterprise product. This version of the JeevesOne product offering provides customers the ability to connect to a company's underlying transactional systems and databases. Additionally, we released the JeevesOne product line on the Solaris operating platform. While we expect the challenging information technology market to continue into the near future, we believe that these milestones will contribute to growth in sales of JeevesOne products in the fourth quarter of 2002 and into 2003.

Gross Margin

				Nine Months Ended September 30,
	Three Months Ended September 30,
(dollars in thousands)
	2002	2001	Change	2002	2001	Change
Web Properties gross profit	$10,387	$3,605	188.1%	$27,554	$11,739	134.7%
Web Properties gross margin	70.5%	51.5%		69.3%	49.6%
Jeeves Solutions gross profit	$1,727	$5,877	(70.6)%	$6,697	$16,390	(59.1)%
Jeeves Solutions gross margin	56.1%	69.7%		57.2%	59.6%
Total gross profit	$12,114	$9,482	27.8%	$34,251	$28,129	21.8%
Total gross margin	68.0%	61.4%		66.6%	55.0%

Web Properties gross margin

        Cost of revenues for our Web Properties Group consists primarily of salaries and related personnel costs associated with the content development, data analysis, testing and maintenance of our Web sites. Additionally, cost of revenues includes revenue sharing expenses associated with our distribution relationships and amortization charges related to technology from certain of our acquisitions and licenses. Gross profit for Web Properties increased 188.1% in the third quarter of 2002 to $10.4 million, as compared with $3.6 million in 2001. The increase is due to the increase in Web Properties revenues of 110.4%. On a dollar basis, cost of revenues increased $945,000 to $4.3 million in the third quarter of 2002 as compared with 2001. This reflects an increase in revenue sharing costs from our network partners partially offset by decreases in amortization charges due to impairment write-downs on acquired technology recorded during 2001 as well as decreased compensation and compensation-related costs and facilities charges as a result of our restructuring activities during 2001.

        We expect Web Properties gross margin in the fourth quarter of 2002 to be slightly higher than the third quarter of 2002, as we realize scale benefits from increases in revenue and the continued cost savings from our restructuring activities.

Jeeves Solutions gross margin

        Cost of revenues for our Jeeves Solutions Group consists primarily of salaries and related personnel costs and other direct costs to provide consulting and support to our corporate customers. Cost of revenues for Jeeves Solutions also includes amortization charges related to certain technology assumed as part of our acquisitions and through licenses. Gross profit for Jeeves Solutions decreased 70.6% in the third quarter of 2002 to $1.7 million, as compared with $5.9 million for 2001. The decrease in gross margin is due primarily to the decrease in Jeeves Solutions revenues, in particular the termination of licensing arrangements with the joint ventures which had high margins, partially offset by decreases in cost of revenues. On a dollar basis, cost of revenues decreased $1.2 million to $1.4 million for the third quarter of 2002 as compared with 2001, reflecting significant decreases in compensation and compensation-related costs and facilities charges relating to our restructuring activities during the year.

        We expect Jeeves Solutions gross margin as a percentage of revenue to improve slightly in the fourth quarter of 2002 as the JeevesOne product increases market penetration resulting in a slight increase in revenues, combining with a further reduction in cost of revenues.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)
	2002	2001	Change	2002	2001	Change
Product development	$2,758	$4,818	(42.8)%	$10,603	$15,831	(33.0)%
Percentage of total revenues	15.5%	31.2%		20.6%	30.9%
Sales and marketing	$8,422	$8,794	(4.2)%	$28,551	$35,004	(18.4)%
Percentage of total revenues	47.3%	57.0%		55.5%	68.4%
General and administrative	$5,065	$4,983	1.6%	$16,179	$17,608	(8.1)%
Percentage of total revenues	28.4%	32.3%		31.4%	34.4%
Stock-based compensation	$17	$76	(77.6)%	$86	$554	(84.5)%
Percentage of total revenues	0.1%	0.5%		0.2%	1.1%
Amortization of goodwill and other intangible assets	$—	$235	(100)%	$—	$22,822	(100.0)%
Percentage of total revenues	—%	1.5%		—%	44.6%

Product Development Expenses

        Product development expenses consist primarily of salaries and related personnel costs, consultant fees and expenses related to the design, development, testing and enhancement of our technology and services. To date, all software development costs have been expensed as incurred. Product development expenses, as a percentage of total revenues, decreased to 15.5% for the third quarter of 2002 from 31.2% in 2001. On a dollar basis, product development expenses decreased by $2.1 million in the third quarter of 2002 as compared with the same period in 2001. This cost reduction for both the three and nine month periods reflects the results of our restructuring activities during the year. Decreased compensation and compensation-related costs as well as decreased use of outside consultants comprise the majority of the dollar decrease in 2002 over 2001, and resulted from our focus on key, strategic areas of product development to support our business plan and reduction in the number of product development initiatives that are not essential to delivering future financial results.

Sales and Marketing Expenses

        Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses as well as advertising and promotional expenditures. We primarily rely on a direct sales force dedicated to selling our services. Sales and marketing expenses, as a percentage of total revenues, decreased to 47.3% for the third quarter of 2002, as compared with 57.0% in 2001. On a dollar basis, sales and marketing expenses decreased 4.2% to $8.4 million in the third quarter of 2002 as compared with $8.8 million in the corresponding period of 2001. The decrease in such expenses for both the three and nine month periods reflects cost-cutting measures in variable spending areas such as advertising, promotional programs and public relations, partially offset by slightly higher sales commissions reflecting the increased revenues.

General and Administrative Expenses

        General and administrative expenses consist primarily of salaries and related costs for general corporate functions, Internet operations, recruiting and fees for other professional services, provision for doubtful accounts as well as various accounting and legal costs associated with operating our business. General and administrative expenses, as a percentage of revenues, decreased to 28.4% for the third quarter of 2002 from 32.3% in 2001. On a dollar basis, general and administrative expenses were flat in the third quarter of 2002 as compared with 2001. For the nine month period ended September 30, general and administrative expenses decreased 8.1% to $16.2 million in 2002 as compared with $17.6 million in 2001. Expenses in 2002 were lower due to decreased compensation and compensation-related costs, decreased use of outside consultants and decreased charges for doubtful accounts receivable, partially offset by increased legal expenses.

Stock-based Compensation

        Stock-based compensation reflects the amortization of stock compensation charges from employee stock options. Deferred compensation charges arise from the difference between the exercise price and the deemed fair value of specific stock options granted to our employees and is amortized over the vesting period. For the three and nine months ended September 30, 2002 and 2001, we recorded $17,000 and $76,000, and $86,000 and $554,000, respectively, in amortization of deferred stock-based compensation in connection with the grant of stock options to employees and consultants. The decrease in amortization is due to our graded vesting method of amortization resulting in larger deferred compensation charges being incurred in earlier periods.

Amortization of Goodwill and Other Intangible Assets

        The Company has recorded goodwill and other intangible assets as a result of various purchase acquisitions. For the three months ended September 30, 2001, we recorded $235,000 in amortization of goodwill and other intangible assets, compared with no amortization for the three months ended September 30, 2002. During the fiscal year 2001, we recorded an impairment loss of $355.3 million on goodwill and other intangibles relating to certain of our acquisitions. This impairment loss reduced our recorded basis in goodwill and other intangibles and had the effect of reducing amortization expense during 2002.

	Three Months Ended September 30,
				Nine Months Ended September 30,
(dollars in thousands)
	2002	2001	Change	2002	2001	Change
Impairment of long-lived assets	$—	$16,115	(100.0)%	$2,593	$355,291	(99.3)%
Percentage of total revenues	—%	104.4%	5.0%	694.1%
Restructuring and other	$470	$2,178	(78.4)%	$1,330	$10,241	(87.0)%
Percentage of total revenues	2.6%	14.1%	2.6%	20.0%

Impairment of Long-lived Assets

        During the nine months ended September 30, 2002, we recorded impairment charges totaling $2.6 million, including $2.3 million relating to computer equipment and software, furniture and fixtures that we disposed of or were no longer in use as well as charges related to the impairment of intangible assets associated with the discontinued E-tours product.

        During the nine months ended September 30, 2001, we identified indicators of possible impairment of our long-lived assets, consisting principally of acquired intangible assets and goodwill. Accordingly, we recorded an impairment write-down, allocated to goodwill, of $355.3 million during the nine months ended September 30, 2001.

Restructuring Costs

        During 2002, the Company's Board of Directors approved a series of restructuring activities aimed at streamlining its underlying cost structure to better position the Company for growth and improved operating results. During the third quarter of 2002, the Company reported charges of approximately $470,000, which included severance pay and medical and other benefits. Total headcount decreased from 387 at the end of last quarter to 358 at September 30, 2002.

Interest and other income, net

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)
	2002	2001	Change	2002	2001	Change
Interest and other income, net	$248	$251	(1.2)%	$1,783	$2,610	(31.7)%
Percentage of total revenues	1.4%	1.6%		3.5%	5.1%

        The primary recurring components of Interest and other income are interest income from our investment balances and interest expense from our line of credit and from capital leases. Interest income was $317,000 as compared with $956,000 for the three months ended September 30, 2002 and 2001, respectively. Interest income relates primarily to interest earned on fixed income securities and correlates with the average balance of those investments and prevailing interest rates. The decrease in interest income in the third quarter of 2002 compared with 2001 relates to decreases in both average balances and prevailing interest rates during the year. Interest expense was $103,000 and $195,000 for the three months ended September 30, 2002 and 2001, respectively. The decrease in interest expense is attributable to decreases in the amounts due under capital leases.

        During the nine months ended September 30, 2002, we recorded a gain of $974,000 representing the remaining balance of deferred license fees paid to the Company by Ask Jeeves UK, for a licensing arrangement that was terminated when we acquired the remaining outstanding equity interest of Ask Jeeves UK.

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

LIQUIDITY AND CAPITAL RESOURCES

(dollars in thousands)	September 30, 2002	December 31, 2001
Unrestricted cash, cash equivalents and marketable securities	$29,381	$51,796
Restricted cash, cash equivalents and marketable securities	$11,065	$24,806
Total cash, cash equivalents and marketable securities	$40,446	$76,602
Percentage of total assets	57.9%	68.8%
Current ratio*	1.96	1.69
Days sales outstanding	41	51
*Calculated excluding deferred revenue and gain
	Nine Months Ended September 30,
(dollars in thousands)
	2002	2001
Cash used in operating activities	$(42,684)	$(27,215)
Cash provided by investing activities	$34,170	$6,038
Cash provided by financing activities	$803	$11,458

        Our principal source of liquidity is our cash, cash equivalents and investments in marketable securities. Since our inception, we have financed our operations primarily through the private placement of equity securities, our initial public offering in June 1999 and our follow-on offering in March 2000. As of September 30, 2002, we had $40.4 million in cash and cash equivalents, and marketable securities, of which $11.1 million was restricted. Marketable securities consist of highly liquid instruments (primarily U.S., state and municipal government securities and corporate debt securities) with short maturities. Of this amount, $26.2 million was categorized as cash and cash equivalents at September 30, 2002, representing a decrease of $6.9 million from December 31, 2001. The Company considers all cash and highly liquid investments with an original maturity of less than three months at the date of purchase to be cash equivalents. The decrease resulted primarily from cash used in operations of $42.7 million, partially offset by cash flows from investing activities and financing activities of $34.2 million and $1.0 million, respectively.

        Net cash used in operating activities of $42.7 million resulted primarily from net losses of $23.3 million adjusted for non-cash items, changes in working capital and other items and from the payment of restructuring liabilities. Significant non-cash items included asset write-offs of $2.5 million and depreciation and amortization of $6.6 million. Changes in working capital used $30.5 million. Cash used by working capital largely resulted from decreases in accrued restructuring of $17.4 million, a decrease in accounts payable and accrued liabilities of $6.6 million and a decrease in deferred revenue of $5.0 million. The decrease in deferred revenue was primarily due to the acquisition of the equity interest in Ask Jeeves UK and related termination of the license agreement, resulting in the recognition of a one-time gain relating to license fees which had been paid in advance and deferred, as well as to the decrease in advance bookings of Jeeves Solutions licensing arrangements during 2001.

        Net cash provided by investing activities was $34.2 million for the nine months ended September 30, 2002. Cash from investing activities resulted primarily from the net redemption of marketable securities of $28.9 million and cash acquired from business combinations of $9.6 million, partially offset by capital expenditures of $4.7 million.

        Net cash provided by financing activities was $1.0 million for the nine months ended September 30, 2002. Cash from financing relates primarily to cash proceeds from exercises of stock options of $1.4 million.

        We have a revolving line of credit with a bank in the amount of $15 million. The line of credit was renewed on July 1, 2002 for an additional one-year term and expires on July 1, 2003, unless extended. Borrowings under the line of credit bear interest at LIBOR plus 0.5% (2.6% at September 30, 2002). All borrowings are collateralized by our marketable securities. Borrowings under the credit line are subject to various covenants. As of September 30, 2002, $11.0 million was outstanding under the line of credit.

        The following summarizes the Company's contractual obligations at September 30, 2002, and the effect such obligations are expected to have on its liquidity and cash flows in future periods (including commitments related to the Company's restructuring obligations):

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years
Borrowings under line of credit	$11,000	$11,000	$—	$—
Capital lease obligations	832	818	14	—
Non-cancelable operating leases	13,890	4,092	7,169	2,629

Total	$25,722	$15,910	$7,183	$2,629

        We have no material commitments or obligations other than those under leases and our line of credit. As of September 30, 2002, we have one unconsolidated subsidiary in the form of a joint venture in Japan, which generally provides Ask Jeeves' services within a defined geographic region. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

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

RISK FACTORS

We Have a History of Net Losses and Expect to Continue to Incur Net Losses

        We incurred net losses in each year since inception and, as of September 30, 2002, we had an accumulated deficit of approximately $698.7 million. We expect to have net losses, as determined under accounting principles generally accepted in the United States, for at least the next quarter. The size of these net losses will depend, in part, on the rate of growth of our revenues from our advertisers and corporate customers and on our expenses. It is critical to our success that we continue to expend financial and management resources to develop our brand loyalty through marketing and promotion, enhance our search technologies and services and expand our other services. Thus, in any period these expenditures could result in us reporting net losses.

        As our operating expenses may continue to exceed our revenues in the near term, we will need to generate significant additional revenues to achieve operating profitability. Even if we do achieve operating profitability, we may not be able to maintain or increase our operating profitability on a quarterly or annual basis. If we do not achieve or sustain profitability in the future and are unable to obtain additional financing, then we will eventually be unable to continue our operations.

We Rely on Revenues Derived from Internet Advertising and Licensing of our Products and Services, Which are Subject to Uncertain Demand and are Difficult to Forecast Accurately

        Internet Advertising.    We expect that revenues from advertising will continue to represent a significant portion of our total revenues for the foreseeable future. We compete with traditional media such as television, radio and print, as well as online advertisers and high-traffic Web sites, for a share of advertisers' total advertising expenditures. We have experienced, and may continue to experience, downward pressure on advertising prices in the industry due to the significant amount of advertising inventory available on the Internet and to fluctuations of spending on advertising in general. Advertisers may find Internet advertising to be a less effective means of promoting their products or services relative to traditional advertising media and may reduce or eliminate their expenditures on Internet advertising. Many potential advertisers and advertising agencies have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to Internet advertising. Acceptance of the Internet among advertisers will depend, to a large extent, on the perceived effectiveness of Internet advertising and the continued growth of commercial usage of the Internet.

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

        Paid Listings.    We recently signed a paid listings agreement with Google, Inc. that we anticipate will contribute to significant growth in paid placement revenues beginning in the fourth quarter of 2002. However, the revenue growth projected in paid listings is subject to numerous risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to variations in revenue derived from paid listings include, but are not limited to, the number and type of user queries on our web site, the number and type of user queries during specific periods, the presentation of featured links on our web site pages, the number of user clicks on featured links, the rate of user clicks on featured links and the rates paid by advertisers, all of which may in turn be affected by general economic conditions, acceptance of the Internet as a medium for advertising and other factors (identified elsewhere in this report) that may affect our business, operations and results of operations generally.

        Software Licensing.    In prior periods, a significant portion of our revenues was generated from licensing our services to corporate customers and to our joint ventures through our Jeeves Solutions Group. In October 2001 and February 2002, we acquired full ownership of Ask Jeeves en Espanol and Ask Jeeves UK, respectively. Consequently, these intellectual property licenses have terminated and will result in a decline in quarter over quarter licensing revenue comparisons in Jeeves Solutions. If, in the future, we are unable to generate sufficient licensing revenue from our corporate customers and/or our remaining joint venture, our results of operations could be substantially impaired.

        JeevesOne.    In September 2001, we launched JeevesOne, the Company's first productized software product. While we believe that the product responds to market need for this type of enterprise software, there is no assurance that JeevesOne will achieve market acceptance. If we are unable to generate significant sales of software licenses, our business could be seriously harmed. Additionally, software license revenues may be more volatile than revenues from subscription-based services. The addition of software licenses to our product offering may result in greater period-to-period fluctuations in our revenues.

We May Not Be Able to Secure Additional Financing to Meet Our Future Capital Needs

        We currently anticipate that our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next twelve months. If, after twelve months, we are unable to generate sufficient cash flows from operations to meet our anticipated needs for working capital and capital expenditures, we may need to raise additional funds to fund brand promotion, develop new or enhanced products and services, respond to competitive pressures or make acquisitions. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand, develop or enhance products and services, respond to competitive pressures or take advantage of acquisition opportunities, any of which could seriously harm our business.

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

We have in some cases experienced difficulties collecting outstanding accounts receivable and we may continue to have these difficulties in the future. These difficulties may increase as a result of a protracted downturn in economic activity and reductions in funding for Internet companies from public capital markets and private venture capital and equity sources. If any significant part of our customer base experiences commercial difficulties or is unable or unwilling to pay for any reason, our business will suffer.

Our Search Technologies and Services are Unproven

        We will be successful only if Internet users rely on our search technologies and services as a method of navigating the Internet. Internet users have a variety of other search techniques, such as directory searches, available to them to navigate the Internet. Users can also rely on methods, such as call centers, chat rooms and e-mail, rather than corporate Web sites, to obtain information on products and services. It is difficult to predict the extent and rate of user adoption of our search technologies and services. Users of our services may try our Web sites and then revert to other search techniques to navigate the Internet or choose new search techniques. It is uncertain whether widespread acceptance of our search technologies and services will occur.

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

        Our Web sites are designed to directly link users to a page within a third-party Web site that contains the appropriate response to the user's query. However, when our Web sites attempt to direct the user to a page within the Web site, some companies have automatically redirected users to their home page. If companies prevent us from directly linking our users to a page within a third-party Web site, and if there are no comparable alternative Web sites to which we can direct our users, the utility and attractiveness of our services to consumers may be reduced. If this occurs, traffic on our Web sites could significantly decrease, which would seriously harm our business.

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

        For example, we recently launched the Paid Inclusion product. We are currently offering this product through third party Search Engine Optimizers, however we intend to develop and launch an internally supported service. We may not be successful in developing this technology internally or the costs of development may exceed that which is anticipated. Further, we may not achieve a significant level of customer acceptance of the Paid Inclusion product. In either of these cases, our results of operations could be adversely affected.

        Additionally, we have acquired technology to accelerate our ability to meet new product requirements and enhancements. For example, in September 2001 we acquired Teoma Technologies, Inc. and in January 2002, we announced the acquisition of certain technology from Octopus Software, Inc. We must continue to scale and integrate these technologies into our existing and new products.

        For example, we believe that we must grow the size of our search index beyond its current level. If we are unsuccessful in growing the index or if the costs of development may exceed that which is anticipated, our business may be harmed.

If We Are Unable to Continue to Improve User Experience, We May Be Unable to Increase Traffic

        We have taken steps to improve the user experience for visitors to our Website, recently including the discontinuation of run-of-site banner advertisements and interstitial advertisements on Ask.com. These steps will result in the elimination of revenue from these products. If these and other steps do not result in an increase in volume and user clicks on other products on our site, our revenues and operating results may be adversely affected.

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

Failure to Add or Retain Corporate Customers May Have an Adverse Effect On Our Revenues

        For the foreseeable future we expect that revenues associated with corporate customers will be comprised primarily of corporations with large, difficult-to-navigate Web sites. If we do not complete sales to a sufficient number of customers, our future revenues will be adversely affected.

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

If Requirements Relating to Accounting Treatment for Employee Stock Options are Changed, We May Be Forced to Change Our Business Practices

        We currently account for the issuance of stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees." If proposals currently under consideration by administrative and governmental authorities are adopted, we may be required to treat the value of the stock options granted to employees as compensation expense. Such a change could have a negative effect on our earnings. In response to a requirement to expense the value of stock options, we could decide to decrease the number of employee stock options granted to our employees. This could affect our ability to retain existing employees and attract qualified candidates, and increase the cash compensation we would have to pay to them.

It May Become Increasingly Expensive to Obtain and Maintain Liability Insurance

        We contract for insurance to cover a variety of potential risks and liabilities. In the current market, it is becoming more expensive for companies to obtain insurance coverage, and when insurance coverage is provided, larger deductibles may be required. In light of these circumstances, it may become more difficult to maintain insurance coverage at historical levels, or if such coverage is available, the cost to obtain or maintain it may increase substantially. This may result in the Company's having to bear the burden of an increased portion of risks for which it has traditionally been covered by insurance, which could negatively impact our results of operations.

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

Our Business Realignments May Not Result in the Intended Benefits

        In the fourth quarter of 2000, we commenced a realignment of our business organization in an effort to streamline operations, increase revenues, reduce costs and bring staffing in line with our then current and anticipated requirements. During 2001 and 2002 we continued to take steps to rationalize the resources required to operate efficiently in the prevailing market. In 2001 and early 2002, our business realignments resulted in reduced operating costs, however we cannot assure that we will be able to continue to reduce operating costs, or that operating costs will not increase in the future. For example, we incurred additional operating costs as a result of our acquisition of Ask Jeeves UK. If we are not successful in increasing revenues and decreasing costs, we may never achieve profitability.

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

        As we have limited experience to date in operating versions of our service developed or optimized for users of alternative devices, it is difficult to predict the problems we may encounter in doing so and we may need to devote significant resources to the creation, support and maintenance of such versions. If we are unable to attract and retain a substantial number of alternative device users to our online services, we will fail to capture a sufficient share of an increasingly important portion of the market for online services. Further, as a significant portion of our revenues are derived through the sale of advertising optimized for a personal computer screen, we may not be successful at developing a viable strategy for deriving substantial revenues from online properties that are directed at the users of alternative devices. Any failure to develop revenue-generating online properties that are adopted by a significant number of handheld device users could severely hurt our business.

Our International Properties May Not Be Successful

        In addition to our activities in the United States, we market our search technologies and services in markets outside of the United States. We provide our services in the United Kingdom directly and in Japan through our joint venture. Our expansion into international markets requires substantial management attention and financial resources. We cannot be certain that our investment in establishing operations in other countries will produce the desired levels of revenue. We may not realize planned operational efficiencies from our international properties, or they may compete for resources. In addition, our foreign operations are subject to other inherent risks and problems, including:

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

        In response to a complaint submitted to the Federal Trade Commission (FTC) by a consumer watchdog organization, the FTC recently issued a "no action letter" that provided guidance to various internet search engines, including Ask Jeeves, as to how search engines might address disclosures of paid inclusion and paid placement listings. While we believe that our Web sites comply with the recommendations set forth by the FTC, any new ruling, regulation or law that imposes restrictions on the way we operate and manage our Web sites could impact our revenue models, our business dealings and our results of operations.

        We file tax returns in such states as required by law based on principles applicable to traditional businesses. However, one or more states could seek to impose additional income tax obligations or sales tax collection obligations on out-of-state companies, such as ours, which engage in or facilitate electronic commerce. A number of proposals have been made at state and local levels that could impose such taxes on the sale of products and services through the Internet or the income derived from such sales. Such proposals, if adopted, could substantially impair the growth of electronic commerce and seriously harm our results of operations.

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

        In addition, our option agreements under the 1996 Stock Option plan provide that if a change of control of Ask Jeeves occurs prior to the first anniversary of the vesting commencement date of an option, then the vesting which would have occurred by such anniversary shall occur. After the first anniversary of the date of grant, these option agreements provide that the vesting of each option shall accelerate by nine months upon a change of control. Furthermore, offer letters with our executive officers provide for the payment of severance and acceleration of options upon the termination of these executive officers following a change of control of Ask Jeeves. These provisions in our stock option agreements and offer letters could have the effect of discouraging potential takeover attempts.

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

        During the three months ended September 30, 2002, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were not material. Further, we believe that the impact on the fair market value of our securities and our earnings for the remainder of the year from a hypothetical 10% change in interest rates would not be significant.

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

Item 4. Controls and Procedures

        As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls subsequent to September 30, 2002.

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

        In May 2, 2002, a shareholder derivative lawsuit was filed in the Superior Court of California, County of Alameda, titled Brenner v. Strauch et al. The lawsuit purported to be filed on behalf of our Company, asserting claims against the officers and directors at the time of our initial public offering, or IPO. Also named as defendants were Morgan Stanley & Co., Inc., and FleetBoston Robertson Stephens, the underwriters of the Company's IPO. The complaint alleged breach of fiduciary duty, negligence an unjust enrichment of the named officers and directors, for acquiescing and/or conspiring with the underwriter defendants in underpricing the IPO. Upon Defendants' motion, the lawsuit was transferred to the U.S. District Court in Northern California. On October 31, 2002, the Court dismissed the lawsuit, with prejudice. Plaintiff has 30 days from the date of the judgment to file an appeal.

Item 2. Changes in Securities and Use of Proceeds

        Not applicable.

Item 3. Defaults Under Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5. Other Information

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a)    Exhibits

        The following exhibits are filed herewith or incorporated by reference:

Exhibit	Description
3.1(1)	Certificate of Incorporation of the Registrant.
3.1.1(6)	Certificate of Designation of Series A Junior Participating Preferred Stock
3.2(1)	Bylaws of the Registrant.
4.1(1)	Reference is made to Exhibits 3.1 and 3.1.1.

4.2(1)	Specimen Certificate for Registrant's Common Stock.
4.3(1)	Warrant to purchase 15,000 shares of Common Stock granted by the Registrant to Antenna Group PR dated as of June 30, 1998.
4.4(1)	Warrant to purchase 20,000 shares of Common Stock granted by the Registrant to Antenna Group PR dated as of July 31, 1998.
4.5(1)	Warrant to purchase 8,000 shares of Common Stock granted by the Registrant to Antenna Group PR dated as of May 31, 1998.
4.6(6)	Rights Agreement, dated as of April 26, 2001, between the Registrant and Fleet National Bank, N.A., which includes the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C.
4.7(10)	Warrant to purchase 105,000 shares of Common Stock granted by Registrant to Boris Katz dated as of July 26, 2001.
4.8(10)	Warrant to purchase 70,000 shares of Common Stock granted by Registrant to Patrick Winston dated as of July 26, 2001.
10.1(1)	Amended and Restated 1996 Equity Incentive Plan.
10.2(1)	Form of Option Agreement for the Amended and Restated 1996 Equity Incentive Plan.
10.3.3(5)†	1999 Equity Incentive Plan, as Amended and Restated.
10.4.1(1)†	Form of Option Agreement for the 1999 Equity Incentive Plan.
10.4.2(5)†	Form of Option Agreement for the 1999 Equity Incentive Plan, as Amended and Restated.
10.5.1(1)†	1999 Employee Stock Purchase Plan.
10.5.2(1)†	1999 Employee Stock Purchase Plan, as Amended and Restated.
10.6(7)†	1999 Equity Incentive Plan, as Amended and Restated through May 25, 2000.
10.7(7)†	Form of Option Agreement for the 1999 Equity Incentive Plan, as Amended and Restated through May 25, 2000.
10.8(7)†	1999 Employee Stock Purchase Plan, as Amended and Restated through May 25, 2000.
10.12(1)	License Agreement dated as of October 2, 1998, by and between the Registrant and Compaq Computer Corporation.
10.18.1†(10)	Severance terms as of April 30, 2001, by and between the Registrant and Frank Vaculin.
10.19.3(5)†	Employment Agreement dated as of December 1, 2000, by and between the Registrant and Robert W. Wrubel.
10.26(1)	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.
10.28(1)	Office Lease dated as of April 29, 1999, by and between the Registrant and Emery Station Associates, L.L.C.
10.30(1)	Master Lease Agreement dated as of June 15, 1999, by and between the Registrant and Comdisco, Inc.
10.31(1)	Forms of Promissory Note and Stock Pledge Agreement for loans to executive officers.
10.33(2)	Agreement and Plan of Merger and Reorganization dated as of January 25, 2000, by and among the Registrant, Direct Hit Technologies, Inc. and Answer Acquisition Corp.
10.36(3)	Office Lease dated as of February 24, 2000, by and between the Registrant and Oakland City Center LLC.
10.37(4)	Lease Agreement dated as of May 15, 2000, by and between the Registrant and Oakland City Center, LLC.
10.39(5)†	Offer letter dated as of July 24, 2000, by and between the Registrant and Adam Klein.
10.39.1†(10)	Severance letter dated March 28, 2001, by and between the Registrant and Adam Klein.
10.40(5)†	Offer letter dated as of December 8, 2000, by and between the Registrant and A. George (Skip) Battle.
10.40.2(8)†	Offer letter of New Terms of Employment dated April 3, 2001, by and between the Registrant and A. George (Skip) Battle.

10.41(8)†	Promissory Note dated March 15, 2001 of Steven Sordello, as Maker, in favor of the Registrant.
10.42(8)†	Offer letter dated April 23, 2001, by and between the Registrant and Steve Berkowitz.
10.44.1†(10)	Promissory Note secured by Deed of Trust, dated February 29, 2000, of Enrique T. Salem and Marcela M. Salem, as Borrower, in favor of the Registrant.
10.44.2†(10)	Addendum to Promissory Note secured by Deed of Trust, dated February 29, 2000, of Enrique T. Salem and Marcela M. Salem, as Borrower, in favor of the Registrant.
10.45.1†(10)	Incentive Agreement, entered into as of January 2, 2001, by and between the Registrant and Claudio Pinkus.
10.45.2†(10)	Amendment to Incentive Agreement, dated June 18, 2001, by and between Registrant and Claudio Pinkus.
10.45.3†(10)	Second Amendment to Incentive Agreement, entered into as of August 29, 2001, by and between Registrant and Claudio Pinkus.
10.45.4†(10)	Third Amendment to Incentive Agreement, entered into as of November 27, 2001, by and between the Registrant and Claudio Pinkus.
10.46.1†(10)	Incentive Agreement, entered into as of January 2, 2001, by and between the Registrant and George Lichter.
10.46.2†(10)	Amendment to Incentive Agreement, dated June 18, 2001, by and between Registrant and George Lichter.
10.46.3†(10)	Second Amendment to Incentive Agreement, entered into as of August 30, 2001, by and between Registrant and George Lichter.
10.46.4†(10)	Separation Agreement, dated February 6, 2002, made by and between George Lichter and Registrant.
10.47.1(9)	Agreement and Plan of Merger and Reorganization, dated as of September 10, 2001, by and among the Registrant, Answer Acquisition Corp. No. 2, and Teoma Technologies, Inc., and, solely with respect to Article X, Hawk Holdings, LLC, as Stockholders' Agent, and Chase Manhattan Bank and Trust N.A., as Escrow Agent.
10.47.2(9)	Registration Rights Agreement, dated September 10, 2001, by and between the Registrant and the multiple parties listed therein.
10.48(10)	Lease Amendment and Termination Agreement, made February 4, 2002, by and between Registrant, as Tenant, and Oakland City Center LLC, as Landlord.
10.49(11)	Agreement relating to the Sale and Purchase of the Entire Issued Share Capital of Carlton & Granada Internet Limited, dated February 7, 2002, by and among Registrant, Carlton Communications, PLC, Granada Media Group Limited, Ask Jeeves International, Inc. and Ask Jeeves (Jersey) Limited.
10.50(11)	Further Supplemental Partnership Deed relating to Ask Jeeves UK, dated February 14, 2002, by and among Registrant, Carlton Communications PLC, Granada Media Group Limited, Carlton & Granada Internet Limited, Ask Jeeves (Jersey) Limited, and Ask Jeeves International, Inc.
10.51(11)	Tax Deed relating to the acquisition of the entire issued share capital of Carlton & Granada Internet Limited, dated March 6, 2002, by and among the Registrant, Carlton Communications PLC and Granada Media Group Limited.
10.52(12)*	Advertising Services Agreement, dated July 17, 2002, by and between the Registrant and Google, Inc.

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

(10)
Previously filed with Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2002.

(11)
Previously filed with Registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 30, 2002.

(12)
Previously filed with Registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on October 31, 2002.

*
Confidential treatment has been requested for certain portions thereof.

†
Management contract, compensatory plan or arrangement.

b) Reports on Form 8-K.

        Form 8-K filed with the Securities and Exchange Commission on August 14, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASK JEEVES, INC.
November 8, 2002	By:	/s/ A. GEORGE BATTLE A. George Battle Chief Executive Officer (Principal Executive Officer)
November 8, 2002	By:	/s/ STEVEN J. SORDELLO Steven J. Sordello Chief Financial Officer (Principal Financial Officer)
November 8, 2002	By:	/s/ SCOTT T. BAUER Scott T. Bauer Vice President and Corporate Controller (Principal Accounting Officer)

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