Form 10-K
period 2002-12-31
ASK JEEVES INC
filed 2003-03-12
CIK 1054298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[x]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended

December 31, 2002

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 000-26521

Ask Jeeves, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3334199
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

5858 Horton Street, Suite 350
Emeryville, CA 94608	(510) 985-7400
(Address of principal executive offices)(Zip Code)	(Telephone number)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [x] No [ ]

On March 4, 2003, Ask Jeeves had 42,995,642 shares of Common Stock outstanding and an approximate aggregate public market value of approximately $247,331,951 (based on 36,533,523 shares of Common Stock held by non-affiliates and a closing price of $6.77 per share of Common Stock on the Nasdaq National Market). On June 28, 2002, which was the last business day of Ask Jeeves’ most recently completed second fiscal quarter, Ask Jeeves had 41,269,627 shares of Common Stock outstanding and its public market value was approximately $35,851,733 million (based on 34,807,508 shares of Common Stock then held by non-affiliates and a closing price that day of $1.03 per share of Common Stock on the Nasdaq National Market). These public market value calculations exclude shares held on the stated dates by Ask Jeeves’ officers, directors and 5% or greater stockholders. (Exclusion from these public market value calculations does not imply affiliate status for any other purpose.)

Documents Incorporated By Reference

Portions of Ask Jeeves’ definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A in connection with Ask Jeeves’ 2003 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

Certain exhibits filed with Ask Jeeves’ Registration Statements on Form S-1, SEC file nos. 333-77539, 333-95691 and 333-30494; Current Reports on Form 8-K, filed with the SEC on November 18, 1999, February 14, 2000, May 10, 2001 and September 17, 2001; Quarterly Reports on Form 10-Q filed with the SEC on November 14, 2000, August 14, 2001, April 30, 2002 and August 14, 2002; Annual Reports on Form 10-K filed with the SEC on April 2, 2001 and February 28, 2002; and Registration Statement on Form S-8, SEC file no. 333-73400, are incorporated by reference in Item 15 of this report.

The Exhibit Index begins on page 73.

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. CONTROLS AND PROCEDURES
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES AND POWERS OF ATTORNEY
CERTIFICATIONS
EXHIBIT INDEX
EXHIBIT 2.1
EXHIBIT 2.4
EXHIBIT 3.1.2
EXHIBIT 3.1.3
EXHIBIT 10.2.3.3
EXHIBIT 10.2.4.2
EXHIBIT 10.2.6.2
EXHIBIT 10.2.7.1
EXHIBIT 10.2.9.1
EXHIBIT 10.2.10.1
EXHIBIT 10.2.11
EXHIBIT 10.4.4
EXHIBIT 10.5.1
EXHIBIT 10.5.2.1
EXHIBIT 10.5.2.2
EXHIBIT 10.5.2.3
EXHIBIT 10.8.2
EXHIBIT 10.9
EXHIBIT 10.10.1
EXHIBIT 10.10.2
EXHIBIT 10.10.3
EXHIBIT 10.10.4
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 99.1

ASK JEEVES, INC.
Annual Report on Form 10-K
for the year ended December 31, 2002

Cautionary Note regarding Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders. Many important factors that could cause such a difference are described in this Annual Report under the captions “Competition,” “Proprietary Rights” and “Risk Factors,” which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this report.

PART I

ITEM 1. BUSINESS

Overview

At Ask Jeeves, Inc. our advanced search technologies enable computer users to locate information quickly and intuitively, whether they are searching for data across the World Wide Web (which is known as the Web) or in corporate enterprise systems. We offer our search technology to the public through advertiser-supported Web sites, and to corporate customers through software licenses. Users of our flagship Web site, Ask.com, submit their question to Jeeves, our illustrated Internet butler, whose image guides them through the question and answer process. Our technology parses their questions to determine the precise topic of users’ needs and interests, while analyzing the relationships among topically relevant Web sites to supply the user with a list of locations likely to contain the most authoritative answers. Jeeves also offers suggestions for further questions and links to related products and services.

We believe that by providing an intuitive way to access information on the Web, we make online information retrieval a more satisfying experience for users. We believe that our corporate customers can achieve the same result by licensing our software. The addition of our intuitive search engine to a complex corporate Web site can make buried information—including information in linked databases and legacy systems—more accessible to the average user, thereby increasing customer satisfaction and, often, decreasing help center calls.

We offer our search technology through our two divisions: Web Properties and Jeeves Solutions:

•	Web Properties. Our Web Properties division administers our own Web search sites results at Ask.com, Ask.co.uk, Teoma.com and AJKids.com. It generates revenue in two ways. First by syndicating our search results and ad products to approximately 45 third party Web sites, as of December 31, 2002 including portals, infomediaries, and content and destination Web sites. And second, by offering advertisers a variety of targeted and effective tools for promoting their products to our broad user base. Types of advertising range from ubiquitous banner ads to more advanced keyword products, in which we receive a fee for either displays of our click-throughs on a link to an advertiser’s product offering in response to users’ pertinent questions. In December 2002, according to Nielsen//Netratings, our combined U.S. Web Properties attracted an audience of 12.2 million unique users, who viewed approximately 7.4 million Web pages per day on our combined U.S. Web Properties. We believe the combination of our broad user base and our comprehensive suite of keyword targeted advertising products enables us to offer advertisers an efficient and effective method of reaching online audiences.

•	Jeeves Solutions. Our Jeeves Solutions division offers software and services to our corporate customers. Jeeves Solutions’ core software application, JeevesOne, allows corporate customers to add our intuitive search engine to their corporate Internet or intranet sites. With the purchase of additional modules JeevesOne allows users to search and access a variety of linked enterprise systems and legacy databases. With the addition of Jeeves Analytics, our corporate customers can learn about their users’ behavior, interests and usage trends so as to better serve the needs of their customers and reduce overall customer support costs. We believe our Jeeves Solutions’ technology and service offerings increase user satisfaction while enabling our corporate customers to increase sales revenue and retain customers.

Recent Events

Fiscal year 2002 saw Ask Jeeves reach many milestones. Our Web Properties division integrated the Teoma search technology, which we acquired in late 2001, into our search engine on Ask.com, which increased the relevance and authority of the search results that we deliver. By so doing, we believe we increased overall user satisfaction. Additionally, we launched Teoma.com as a separate search site and added the Teoma technology to our suite of syndicated search products. In February 2002, we acquired full ownership of our joint venture in the United Kingdom and integrated its assets into our Web Properties division. Finally, we experienced strong sales growth for our paid placement products following the addition of our sponsored links service offered by Google Inc., which we complemented during the year with our Premier Listings product.

Our Jeeves Solutions division acquired the technology assets of Octopus Software, Inc. addressing what we believe to be a key corporate customer need by adding secure enterprise connectivity, support for leading technology standards and deployment tools for corporate information technology and business users to our JeevesOne product suite. Additionally, we extended the number of technology platforms for which the JeevesOne product suite is available.

We finished 2002 on a strong note, reporting quarterly net profits from ongoing operations for the first time in our history. In fiscal year 2002, we generated revenues of approximately $74.1 million, an 11.4% increase over the prior year despite there being no noticeable improvement in the economic environment. We believe that this accomplishment represents a turning point for us and is the result of our efforts over the past two years to better position our company to serve customers and target new opportunities as they arise.

Our Web Properties Division

Properties

Our Web Properties division consists of a network of advertising-supported Web sites that attract visitors who wish to use our intuitive question and answer technology to search the Web. Our search network includes the following Web sites:

•	Ask.com;

•	Ask.co.uk;

•	Teoma.com;

•	Ask Jeeves for Kids at AJKids.com; and

•	Sites to which we syndicate our search services.

Industry Background

Search engine usage continues to be an essential online activity for the Web’s millions of users. Nearly 80% of Internet users navigate the Web via search engines, making search sites second only to email providers as the most popular category of Web site. Already a dynamic and accepted medium, the Internet is expected to continue its growth in 2003, with the number of active Internet users in the U.S. projected to increase 6 percent to 147 million users. Correspondingly, the U.S. online advertising industry is forecast to experience a 6.3 percent growth in 2003 to $6.7 billion. By 2005, the U.S. online advertising is expected to become an $8.1 billion industry. These projections are from studies conducted by a market research firm not affiliated with our company and are forward-looking statements, as described in the introductory cautionary note.

Web Properties’ Search Sites

Ask.com

Ask.com is the flagship Web property of our search network. Well known for its butler Jeeves, this Web site provides a guided experience that helps users find the best answers to their questions on the Web. By aggregating our highly advanced search technologies, we strive to deliver the most relevant answers to users’ queries and keyword searches. Our technology parses users’ questions or keywords to determine their likely topics of interest, and analyzes relationships among Web sites devoted to those topics, to determine which are likely to be the most authoritative. In response to a user’s questions, Ask.com then delivers the following types of responses:

•	a list of automatically generated hyperlinks to third-party Web sites, with the most relevant and authoritative Web sites listed first;

•	suggested questions on related topics;

•	pre-drafted answers available in the Ask Jeeves’ Knowledge Base; and

•	paid placement listings from our advertisers.

Jeeves, the Web’s most famous face (according to NPD Wave 4 Study, March 2001), serves as a trusted guide for our users, providing them with help and direction throughout their search experience. In December 2002, Ask.com processed approximately 3.49 million questions a day compared to approximately 3.17 million questions in December 2001. Additionally, page views on Ask.com were 302.3 million in December 2002 compared to 270.8 million in December 2001. In September 2001, we acquired Teoma Technologies and in late December 2001 we integrated their highly advanced, subject-specific popularity algorithm into Ask.com so as to deliver more authoritative and relevant results to Ask Jeeves’ users. Teoma’s technology is described under “Teoma.com,” below. Within one year from integrating this technology, we believe user satisfaction on Ask.com increased by 42 percent and site abandonment rate decreased by 48 percent.

Ask Jeeves UK

In February 2000, we launched Ask Jeeves UK in joint venture with two British companies. This Web site, at Ask.co.uk, consistently ranks among the top 12 most visited Web sites in the United Kingdom in its category according to Nielsen//Netratings. Like our corresponding U.S. Web site, Ask Jeeves UK carries our strong, distinctive brand of Jeeves, the Internet butler. In February 2002, we announced our agreement to acquire full ownership of Ask Jeeves UK and we integrated this venture into our Web Properties division during 2002. Ask Jeeves currently has the second highest brand awareness of all Web sites in the United Kingdom (according to RSL Capibus, November 2002).

In December 2002, 5.7 million unique users visited Ask.co.uk compared to 3.9 million users in December 2001. Page views on Ask.co.uk were 90 million in December 2002 compared to 66 million in December 2001.

We added Teoma’s search technology to our Ask.co.uk site in July 2002, which now provides users with the option of choosing to view a global results list or one limited to the United Kingdom. We believe the addition of this UK result partition has increased both the number of user visits and questions asked.

Teoma

We acquired Teoma Technologies, Inc. in September 2001 and integrated Teoma’s search technology into Ask.com in late December 2001. Utilizing a breakthrough approach, known as Subject-Specific Popularity,SM Teoma’s search technology goes beyond traditional page ranking methods to estimate a Web site’s authority, in addition to its relevance. Instead of simply ranking search results based upon the Web sites with the most links leading to them, Teoma analyzes the Web as it naturally occurs in its subject-specific communities to determine which Web sites are most relevant. Teoma is the only search technology that ranks a Web site based on the number of same-subject pages that reference it, not just general popularity, to determine the Web site’s level of authority. We maintain Teoma.com as a stand-alone search engine in addition to utilizing this technology in Ask.com and Ask.co.uk. We also syndicate this technology to Hotbot and InfoSpace, among others.

Teoma’s technology provides users of Teoma.com with three types of search results:

•	“Results.” The Results List includes links to topically relevant Web sites in response to a user’s query.

•	“Refine.” The Refine List organizes results into specific sub-topic categories or communities, so users can refine their search to find the results most closely related to their query. For example, a search on “video games” would let a user choose from folders containing results in the categories of “Video Games Reviews,” “Home PC Games,” “Classic Video Games” and more. We believe no other technology can dynamically cluster search results into these topic-specific Web communities.

•	“Resources.” The Resources List includes Web sites created by individual enthusiasts or experts. These Web sites feature lists of other authoritative Web sites and links relating to the search topic. For example, an amateur golfer may have created a page devoted to his personal collection of favorite golfing Web sites. This Web site would appear under the heading “Resources” in response to a golf-related query.

Ask Jeeves for Kids

Modeled on Ask.com, Ask Jeeves for Kids at AJKids.com is a child-friendly version of the Ask.com site that enables children and young adults to find answers to their questions while learning about the online world. Designed as a fun destination Web site focused on learning and “edutainment,” Ask Jeeves for Kids uses natural-language search technology, which allows children to ask questions like “Why is the sky blue?” or “What’s it like to live in space?” in a conversational manner. Ask Jeeves for Kids combines human editorial judgment with our filtering technology, which allows us to provide relevant and content-appropriate answers to children.

Web Properties’ Sources of Revenue

In general, we make our Web properties available without charge to users and generate revenue primarily through the sale of branded advertisements, paid placements and paid inclusion. As described below, our Web Properties division generates revenue from the following categories of products and services:

•	Ask Jeeves Keyword Network; and

•	Ask Jeeves Syndicated Search.

Ask Jeeves Keyword Network

We offer a variety of advertising opportunities on our four Web sites and our syndicated sites, which we call the Ask Jeeves Keyword Network. Our suite of integrated marketing tools is designed to guide our users to advertisers’ topically relevant Web sites, thereby helping our advertisers to increase sales and build brands, as well as fulfilling our users’ information requests. Benefits we offer advertisers include the following:

•	Broad, Loyal Audience. We offer advertisers access to our Ask.com’s broad user audience, many of whom cannot be reached through competitive search engine Web sites.

•	Keyword Targeting. Our natural-language search technology, enables us to deliver an advertisement at the moment users are most receptive to its content – when they are searching for information related to the advertiser’s message. For example, a flower company can reach potential customers by paying us to display its message on the Ask.com results page in response to a user’s query “Where can I find gift ideas for Mother’s Day?”

Our Ask Jeeves Keyword Network offers the following categories of advertising opportunities:

•	Traditional Products and Branded Response. We offer to display advertisers’ branded graphics in a variety of formats, from traditional Web advertisements to highly-targeted graphic units we call our Branded Response product. We syndicate our traditional advertising opportunities—banners, towers and interstitials—throughout our Ask Jeeves Keyword Network. Branded Response displays an advertisement at the moment users are most interested—when they are searching for information related to the advertised product or service. In response to pertinent questions, we display the advertiser’s graphic, which can appear in question and answer format, as a helpful fact or hint, in paragraph format, or as an interactive toolbar offering real-time content. Our Branded Response product thus allows advertisers to occupy highly visible Web real estate in the middle of our Ask.com response page as well as some of our syndication partners. Advertisers can also pay us to display links to their topically relevant promotions or incentives. Branded advertising opportunities on Ask.co.uk are available through banner ads, towers and interstitials.

•	Paid Placements. We offer advertisers a variety of paid placement opportunities. Our Premier Listing advertising product displays text-based links to advertisers’ Web sites in a response list that looks more like an answer than an advertisement. These Premier Listings are displayed in response to keywords used in the user’s question and appear as “sponsored results” just above our automated search results. This type of paid placement is available on all Web sites in our Ask Jeeves Keyword Network, except for Ask.co.uk. Our advertising product, Answer Link, which is only available on Ask.co.uk, offers companies that have been identified as having high-quality, in-depth content pay for the opportunity to be an answer in response to a user’s relevant question on Ask.co.uk’s reply page. These companies do not dictate matching or keywords for the questions as relevance is maintained through the standard matching of the editorially controlled knowledge base. Additional paid placement results on Ask.com and the Ask Jeeves Keyword Network are provided by Google, Inc., a third-party paid listings provider. The placements appear under the heading “Sponsored Results” on Ask.com. Through our agreement with Google, we entered into their sponsored links program, which syndicates paid placements. Google shares its advertising revenue under this program with us based on the number of clicks on the sponsored links we display and other factors, according to a formula. We began our participation in Google’s sponsored links program in September 2002 and generated more than 10% of our total revenue for 2002 from our participation. Additionally, paid placements listed under the heading “Web Sites I Can Show You” on Ask.co.uk are provided by e-spotting, a third-party paid listings provider, based in the United Kingdom.

•	Paid Inclusion. Our Site Submit and Index Express products currently comprise our paid inclusion program. These products allow companies to insert and frequently update their Web pages for inclusion within Ask Jeeves’ search index. Fees are based on the number of URLs submitted for inclusion. These products are distributed on Web sites throughout the Ask Jeeves Keyword Network.

Ask Jeeves Syndication Network

Ask Jeeves Web Properties division syndicates its technologies and advertising products to portals, infomediaries and content and destination Web sites to help companies increase e-commerce and advertising revenue. Web Properties syndicates our services to approximately 45 Web sites, as of December 31, 2002. Our syndication services generate revenue through revenue-share arrangements or licensing agreements.

We license our technology for organizing and ranking search results to third parties for use on their own Web sites. Our Syndicated Search customers include Excite, HotBot and InfoSpace, among other Web publishers, portals and infomediaries. Syndicated Search customers pay us a licensing fee or share advertising revenue from their search result pages with us.

•	Teoma Search Technology. Teoma’s technology filters search results according to each Web site’s level of expertise or authority, as estimated by a community-based approach called Subject-Specific Popularity. This approach estimates a Web site’s level of authority based on the number of same-subject pages that reference it, not just its general popularity. For example, a Web site devoted to baseball would be ranked based on how many links it receives from other Web sites geared toward baseball aficionados, with less emphasis placed on links from general sports or portal Web sites.

•	Ask Jeeves Popularity Technology. Our popularity technology aggregates and organizes online content by tracking the products, services and information people seek, the amount of time they spend at various Web sites, and how frequently they return. A search algorithm is then applied and results are ranked by relevance.

•	Ask Jeeves Related Search. Our Related Search tool can be used in connection with a user’s primary search. This tool increases user satisfaction by offering suggestions to broaden or narrow a particular search.

Web Properties Business Strategy

Web Properties connects interested users with relevant information, products and services through Web-based search and self-service technologies on its Web sites. We monetize our Web sites by selling advertising placements designed to match companies with interested consumers. In addition to our Web sites, which include Ask.com, Ask.co.uk, Teoma.com and Ask Jeeves for Kids, we also syndicate our search technology and advertising services to a network of affiliate partners. Opportunities for growth include increasing traffic to Ask Jeeves Web sites, increasing the percent of traffic that is monetized and increasing unit pricing.

Web Properties focused on improving relevance of our search experiences through investments in our proprietary technologies in 2002 and will continue to do so in 2003. We believe that improved relevance results in increased user frequency, more unique users and better monetization of page views.

Web Properties Sales and Marketing

Sales Strategy

In 2002, we sold a majority of advertising on our Web properties through our internal advertising sales force, which is supplemented by a number of strategic relationships with sales and implementation companies. As of December 31, 2002, our Web Properties sales organization, which included direct sales, client services, business development and syndication, consisted of 29 individuals with offices primarily in California and New York. As of December 31, 2002, the Ask Jeeves UK sales organization, which included client sales, agency sales, business development and commercial operations, consisted of 21 people who were located in our U.K. office.

Marketing

We invested in our brand early in our company’s history and established a strong brand with a loyal user base. This investment positioned us to increase our user base despite a significant decrease in our marketing expenditures in 2002 compared to 2001 and 2000. Our marketing goal for 2003 is to generate increased traffic to our Web sites by emphasizing our new and improved search experience, particularly the improved result rankings provided by our Teoma technology. We intend to spread this message through targeted guerilla marketing and strategic public relations. These tactics, combined with positive word of mouth, should encourage new users to try our Web sites, and old users to try our Web sites again. We expect that once users experience the improvements we are making to our Web sites, return-usage rates will increase.

Customers

Our Web Properties division reached thousands of customers for our advertising, paid placement, paid inclusion and syndication services for the year ended December 31, 2002. We reached these customers both directly and indirectly through direct sales and our syndication partners. Representative customers include AT&T, Amazon, Barnes and Noble, Expedia, General Motors, McDonald’s, and Microsoft.

Our Jeeves Solutions Division

Our Jeeves Solutions division offers software and services to improve corporate customers’ Web sites. Jeeves Solutions’ core software application, JeevesOne, allows corporate customers to add our intuitive natural-language search engine to their corporate Internet or intranet sites. The functionality we offer facilitates self-service by end users; i.e., the ultimate customers’ ability to navigate through corporate Web sites and perform their desired transactions in an autonomous, self-directed manner. With the purchase of additional modules, JeevesOne allows corporate customers to search and interact with a variety of linked enterprise systems and legacy databases. Our Jeeves Solutions division also offers Jeeves Analytics software, which assists our corporate customers to learn about their users’ behavior, interests and usage trends so as to better serve the needs of their customers and reduce overall customer support costs. As of December 31, 2002, our Jeeves Solution division had 41 total customers.

Industry Background

Customer Relationship Management (or CRM) software has emerged as an important investment for today’s Global 2000 corporation. The promise of CRM is to help automate many elements of corporations’ customer relationships, thereby increasing customer satisfaction while reducing costs. With the emergence of the Internet, customer interaction processes are being redesigned and automation is beginning to reach customers in the form of self-service applications. The potential to increase usability and customer satisfaction while reducing operating costs is re-defining the way companies sell and support their products and services.

Customer Benefits Provided by Jeeves Solutions

Our technologies support real-time information retrieval and actions related to a corporation’s products and services, including knowledge-based routing, automated search and natural language question answering. We believe that our technologies make Internet-based interaction between mainstream corporate businesses and their customers more intuitive, more accessible, and more productive than historical approaches to customer interactions such as mail order and automated telephone systems and call centers. When a corporate Web site is able to provide automated answers to standard and straightforward questions, fewer employees are required to handle these basic issues and more experienced staff can be made available for complex customer inquiries or urgent sales situations. By facilitating intuitive, Web-based customer self-service, our natural-language search and enterprise connectivity technologies can help companies improve customer satisfaction, increase understanding of customer demand, improve conversion and retention rates, and reduce expensive support costs generated by call centers and customer care departments.

We have developed and deployed natural language question answering and enterprise connectivity technologies for corporate Web-based self-service. These technologies provide real-time information and actions related to a corporation’s products and services. By connecting users to answers and actions through a suite of self-service technologies that include knowledge-based routing, automated search and natural language question answering, we believe our solutions allow our corporate customers to create an intuitive interaction with their customers. Moreover, we believe that by providing a comprehensive, intuitive, and flexible way to access online information, our customers will be able to maximize conversion and retention rates, lower support costs, and improve their customer access to information and actions. In addition, through our analysis and reporting tool that captures user questions, we believe that we can provide critical insight into the specific needs, interests and preferences of users to help companies make customer-driven business decisions.

In addition, our Jeeves Solution division offers a software tool for analyzing and reporting on user questions, which we believe can provide corporate customers with critical insight into the specific needs, interests and preferences of end users, helping our companies make customer-driven business decisions.

In sum, we believe the return on investment of the Jeeves Solutions products derives from three distinct areas:

•	reduced support costs as a result of JeevesOne’s ability to automate the customer interaction role of the customer service representative;

•	improved conversion rates by offering greater control of the customer experience and guiding users to desired content; and

•	JeevesOne Analytics ability to track, measure and decipher customer interactions that occur on a Web site and then deliver actionable insight and recommendations from those interactions.

Products and Services

Jeeves Solutions’ self-service search and navigation products are based on the JeevesOne engine. JeevesOne accepts free form natural language input from a user, determines from the request what the most satisfactory action is, either retrieving information or conducting a transaction, and suggests or performs that action. In the background, an analytics engine records the current and subsequent activity of the customer, which reveals through a set of standard analytics reports how well the corporation is serving its customers and what it can do to serve them better. JeevesOne can detect the importance or criticality of the interaction with the customer, such as an angry interaction or a high likelihood to buy, and determine automatically whether to escalate the interaction to a human-assisted communication. JeevesOne precision in understanding a customer’s question and determining the appropriate action is derived from information about the corporation’s business, which is contained in industry-specific knowledge packs. These knowledge packs were developed and validated across many of Jeeves Solutions’ customers over a period of years.

Jeeves Solutions offers three versions of the JeevesOne software product:

•	JeevesOne Search. JeevesOne Search delivers advanced natural language-based search technology, for use on corporate Internet and intranet sites to improve users’ ability to find information on the Web site.

•	JeevesOne Standard. In addition to natural-language search, JeevesOne Standard adds greater scalability, industry specific knowledge packs, and our analytics module. Our analytics module provides our customers with reports and question tracking capabilities, so that they may analyze and act upon unconstrained feedback gathered from user interactions.

•	JeevesOne Enterprise. JeevesOne Enterprise contains the functionality of JeevesOne Standard, and also includes additional security features and legacy-system adapters. The product’s security architecture is designed to complement existing corporate security systems to avoid duplicative effort and introduction of risk. The product’s adapters enable the Web site software to access the organization’s enterprise computing systems as necessary to answer customers’ questions or process self-service transactions. JeevesOne Enterprise contains adapters for connecting to enterprise resource planning systems, core business systems, relational database management systems and customer relationship management systems, among others. JeevesOne Enterprise technology can combine information from multiple enterprise systems on a single results page, including information generated by third-party Web sites. For example, a customer question about the status of an order could result in a response from the company’s distribution system tied to the shipping status drawn from a parcel delivery tracking system and displayed with an online map keyed by the shipping address.

Jeeves Solutions Business Strategy

To increase market share in the enterprise search and navigation market, Jeeves Solutions intends to:

•	Continue to develop our technology. We intend to expand the platforms on which our software operates and add support for new industry protocols and standards so that our products will be easy to integrate into our customers’ software environments.

•	Forge Strategic Alliances and Expand Market Reach. We are working together with other technology companies and system integrators to promote our software as the preferred search component for customers assembling a Web-site platform from multiple vendors. In addition, we are seeking to form strategic alliances to enable third parties to sell, install and support our solutions. We believe that by collaborating with system integrators we can create an indirect sales channel that will expand our market reach.

Jeeves Solutions Sales and Marketing

Sales Strategy

Our Jeeves Solutions division markets its products to Global 2000 companies and other large complex corporations. We target companies seeking to increase conversion and retention rates through our direct sales force, which is complemented by our account management team. Our account management team maintains close relationships with our corporate customers to identify and serve their ongoing needs, enabling our sales professionals to focus on new business opportunities. We believe this approach leads to a higher level of satisfaction for our corporate customers and increased cross-selling and up-selling opportunities. As of December 31, 2002, our Jeeves Solutions sales organizations, which included direct sales, account management, sales engineering and channel sales, consisted of 21 people with offices in various locations throughout the United States.

Marketing

The Jeeves Solutions marketing program is designed to acquire new corporate customers. We engage in a number of marketing programs to build our brand and reach consumers and companies. These programs include online and offline advertising, public relations, direct mail, trade shows and ongoing customer communications programs. Our marketing group assists our sales team by providing them with product collateral materials, customer case studies, market surveys and customer profiles. In addition, our marketing group helps identify and develop strategic relationship opportunities and channel distribution relationships.

Customers

Our Jeeves Solutions division had 41 total customers as of December 31, 2002, including customers in our targeted vertical markets of pharmaceutical, government, retail/consumer goods and technology. Representative Jeeves Solutions’ customers as of December 31, 2002 included Ford Motor Co., Nestle, Nike, Novartis, and the State of Washington.

International Properties

We believe there is a market opportunity for international expansion of our Web Properties division and Jeeves Solutions division into selected international markets. We have pursued a cautious strategy of gradual market entry through joint venture structures with local partners, local management and local employees. Each joint venture customizes our product and service offerings as necessary to support the local language and markets them within its geographic region or language-based market.

Additional information required by this item is incorporated herein by reference to Note 14 “Business Segment and Geographic Information” of the Notes to our Consolidated Financial Statements, which appear in Item 8 of this Annual Report on Form 10-K.

Ask Jeeves UK

Ask Jeeves UK was formed as a joint venture between our company and two British media companies, Carlton Communications and Granada Media Group. The venture marketed our search technologies and services within Great Britain and the Republic of Ireland. At December 31, 2001, Ask Jeeves owned a 50 percent interest in this joint venture. In February 2002, we announced an agreement with our partners to acquire full ownership of Ask Jeeves UK. During 2002, Ask Jeeves UK was integrated into our Web Properties division.

Ask Jeeves En Espanol

Originally a joint venture with the Spanish language media company Univision Communications, Inc., Ask Jeeves en Espanol was formed to target Spanish speakers worldwide. In the fourth quarter of 2001, we dissolved this joint venture.

Ask Jeeves Japan

Ask Jeeves Japan, a joint venture with Trans Cosmos Inc. USA Pacific Holdings Company III, a subsidiary of a Japanese customer service and information technology support provider, was established in August 2000 to launch a Japanese language version of Ask.com, create Japan-specific content for the Japanese Ask.com Web site, and to market Jeeves Solutions products and services to the Japanese marketplace. We own approximately 47 percent of the voting securities of this joint venture. Ask Jeeves has granted to the joint venture an exclusive license to our current and future products and services in Japan and for the Japanese-speaking market.

Ask Jeeves Australia

Ask Jeeves Australia was formed in August 2000 to develop a local Australian version of the Ask.com Web site. Ask Jeeves owns 100% of this entity. In 2001, we terminated the operations of this project.

Competition

Our ability to compete depends on numerous factors, many of which are outside our control. Some of our existing competitors, as well as potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources to the development and promotion of their services than we can to ours. Our competitors may develop products and services that are equal or superior to ours or that achieve greater market acceptance. Many of our competitors offer a wider range of services than we do, which could attract our customers to competitive software products or our Web users to competitors’ search sites, and consequently, result in fewer customers for us or less traffic to our Web sites.

Web Properties

The ability of our Web Properties division to compete depends on:

•	the quality of content;

•	the ease of use of its online services; and

•	the timing and market acceptance of its new and enhanced online services.

We believe our Web Properties division competes favorably with respect to each of these factors. However, our competitors may engage in more extensive research and development efforts, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, collaborators, advertisers and electronic commerce partners. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to better address the needs of advertisers and businesses engaged in electronic commerce. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share.

We face direct competition from companies that provide Internet-wide search services and directory listings. We compete with the following search Web sites, among others, for the Web traffic generated by Internet users seeking links to topically relevant third-party content:

•	AOL Time Warner Inc.;

•	AltaVista Company;

•	FAST (AlltheWeb.com);

•	Google, Inc.;

•	MSN; and

•	Yahoo! Inc. (Inktomi).

     We also compete with the following providers of directory services because they provide alternative ways for users to locate potential Web sources for desired information:

•	Google, Inc.;

•	Overture Services, Inc.;

•	LookSmart, Ltd.; and

•	Yahoo! Inc.

Jeeves Solutions

Jeeves Solutions competes with a number of companies that provide self-service search and navigation for corporate customers. We believe that our products support a type of intuitive interaction between our corporate customers and their users that is not duplicated by any one competitive product. The companies providing automated online customer products and services against which we compete can be categorized as follows:

•	companies that provide advanced natural language self-service, including Inquira Inc., iPhrase Technologies, Inc., Kanisa Inc. and Primus Knowledge Systems;

•	search technology companies, including Autonomy Corporation, Plc., Google, Inc. and Verity, Inc.; and

•	catalog search companies, such as EasyAsk, Inc. and Mercado Software, Inc.

Technology and Operations

We are a provider of Web-based search and self-service technologies aimed at creating a unique user experience that emphasizes ease of use, relevance, precision and ability to learn. The goal of our Web Properties division is to combine the strengths of automated natural language parsing software, topic-specific Web content analysis tools and popularity-based search technology with advanced search algorithms to give Web users easy access to the information they seek.

Our Jeeves Solutions software and service offerings also allow companies to establish connected self-service solutions that supplement the activities of call center, contact centers and marketing departments. Our software combines knowledge-based routing, automated search and natural-language question answering to enable customers to connect to information from disparate sources, providing self-service for question answering, education and business transaction support.

Scalability and Operations

Our question answering technology runs on arrays of Intel-based server systems running Microsoft Windows 2000 and Internet Information Server Software. The Question Processing Engine, or QPE, is written in the C++ computer language and is optimized to handle high traffic volumes. The Ask Jeeves knowledge bases are deployed on these servers as read-only, memory mapped files. To scale our service as traffic increases, we only need to install our QPE and knowledge base on additional servers.

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

Our proprietary search technology runs on arrays of Intel-based server systems running the Linux operating system. The environment is scalable and cost effective. It has been optimized to provide fast real-time performance. The system is automated, secure and is replicated to ensure sufficient redundancy and failover capabilities.

The servers hosting Ask Jeeves and some of our customers’ Web sites are located at Metromedia Fiber Network in San Jose, California and London, England, Worldcom in Billerica, Massachusetts, and Cable & Wireless Communications in London, England. Additionally, some of our corporate customers’ Web sites are co-located with our customers’ servers at other facilities. The hosting centers provide routing and communication lines with a variety of major Internet backbone providers, as well as continuous monitoring and communications support. They also provide their own power generators and multiple, redundant backup systems. We maintain significant server over-capacity at each location so that if one hosting facility fails, another can service our entire user traffic.

Proprietary Rights

We seek to protect our intellectual property rights, but we face the risk that our actions might be inadequate to protect our patents, copyrights, trademarks or other proprietary rights. We rely upon trademark, patent and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to help protect our proprietary rights.

We have been granted four United States patents and have eight patent applications pending with the United States Patent and Trademark Office for various aspects of our natural-language search and other database search technologies, which technologies power the JeevesOne software product and our Ask.com Web site. Our policy is to apply for patents or for other appropriate statutory protection when we develop valuable new or improved technology. The status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, we cannot assure that any patent application filed by us will result in a patent being issued, or that our patents, and any patents that may be issued in the future, will afford adequate protection against competitors with similar technology; nor can we provide assurance that patents issued to us will not be infringed or designed around by others.

We have entered into an agreement with The Wodehouse No. 3 Trust concerning our use of the Jeeves name and butler logo. The Wodehouse No. 3 Trust is successor in interest to the late author, P.G. Wodehouse, who published a number of works that included a butler character named “Jeeves.” Under the agreement we make quarterly payments to The Wodehouse No. 3 Trust. By its terms, the agreement is perpetual unless terminated by us on 30 days notice. Upon any termination we would retain only such rights to use the Jeeves name as are provided by applicable trademark and unfair competition law, which may be limited. Our right to continue to use the butler logo would not be restricted by any termination.

We have been issued registered trademarks in the U.S. covering certain goods or services for “Ask Jeeves,” the “Ask!” button design, “Ask.com,” “Jeeves Solutions” and the “Jeeves” design, a stylized depiction of our butler logo, and the phrase “Search with Authority” used on the Teoma.com Web site. In addition, the trademarks “Ask Jeeves” and the “Jeeves” design are registered in Australia, Canada, China, the European Community, France, Germany, Japan, Korea, Mexico, Norway, Spain and the United Kingdom. We have applied for registered trademark status for “Teoma” and the “Teoma” design for certain services. We do not know whether we will be able to defend our proprietary rights since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries are uncertain and still evolving. Because we are devoting significant resources to building our brands, primarily “Ask Jeeves,” “Ask.com,” “Teoma,” and “Jeeves Solutions,” if we are unable to register the trade and service marks for which we have applied, or if we are unable to defend our intellectual property rights, our business may be seriously harmed.

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

Regulation of the Internet

There are still relatively few laws or regulations specifically addressed to the Internet. As a result, the manner in which existing laws and regulations should be applied to the Internet in general, and how they relate to Ask Jeeves’ business in particular, is unclear in many cases. Such uncertainty arises under existing laws regulating matters, including user privacy, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, content regulation, quality of products and services, and intellectual property ownership and infringement.

To resolve some of the current legal uncertainty, we expect new laws and regulations to be adopted that will be directly applicable to our activities. Any existing or new legislation applicable to Ask Jeeves could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and could dampen the growth in use of the Internet in general. Several new federal laws have already been adopted that could have an impact on our business. The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third-party Web sites that include materials that infringe copyrights or other rights of others. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Under the U.K. Data Protection Act and the European Union Data Protection Directive, a failure to ensure that personal information is accurate and secure or a transfer of personal information to a country without adequate privacy protections could result in criminal or civil penalties. Such legislation may impose significant additional costs on our business or subject us to additional liabilities. We post our privacy policy and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policy, Federal Trade Commission requirements or other domestic or international privacy-related laws and regulations could result in proceedings by governmental or regulatory bodies that could potentially harm our business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the European Union, as well as before the United States Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business through a decrease in user registrations and revenues. These decreases could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize our services.

Due to the global nature of the Web, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments could harm our business, operating results and financial condition. We may be subject to legal liability for our online services. We direct users to a wide variety of services that enable individuals to exchange information, generate content, conduct business and engage in various online activities on an international basis, including public message posting, sweepstakes and services relating to online auctions and homesteading. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and abroad. Claims may be threatened against us for aiding and abetting defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of information that we provide links to or that may be posted online.

Employees

Our future success is substantially dependent on the performance of our senior management and key technical personnel, and our continuing ability to attract and retain highly qualified technical and managerial personnel. As part of our business realignment and reorganization, we conducted additional workforce reductions during 2002. As of December 31, 2002, we had 347 employees. No employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

See the “Risk Factors” section in Item 7 for a further discussion of certain risks related to our employees.

Web Site Access to Our Periodic SEC Reports

Our primary Internet address is www.ask.com. We make our periodic SEC Reports (Forms 10-Q and Forms 10-K) and current reports (Form 8-K) available free of charge through our Web site as soon as reasonably practicable after they are filed electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our Web site, as allowed by SEC rules.

Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet Web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file electronically with the SEC.

Incorporation History

We were incorporated in 1996 in California and reincorporated in Delaware in 1999.

ITEM 2. PROPERTIES

Our headquarters are currently located in a leased facility in Emeryville, California. Our operations in the United Kingdom, Ask Jeeves UK, are headquartered in London, England. We also lease facilities for sales, research and development and other support functions in various locations in the United States.

We believe that our remaining facilities will be adequate to meet our needs for the foreseeable future. See Note 6 of Notes to Consolidated Financial Statements for information regarding our lease obligations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with our services, such as claims alleging defamation or invasion of privacy.

On October 25, 2001, a putative class action lawsuit captioned Leonard Turroff, et al. vs Ask Jeeves, Inc., et al. was filed against us and two of our officers and directors (collectively the “Individual Defendants”) in the United States District Court for the Southern District of New York. Also named as defendants were Morgan Stanley & Co,, Inc., FleetBoston Robertson Stephens, Goldman Sachs & Co., U.S. Bancorp Piper Jaffray, and Dain Rauscher, Inc., the underwriters of our initial public offering. The complaint alleges violations of Section 11 of the Securities Act of 1933 against all defendants, and violations of Section 15 of the Securities Act against the Individual Defendants in connection with our initial public offering (“IPO”). An amended complaint was filed on December 6, 2001, which includes the same allegations in connection with our secondary offering in March 2000. The complaints seek unspecified damages on behalf of a purported class of purchasers of our common stock between June 30, 1999 and December 6, 2000. We believe the claims are without merit and intend to defend the actions vigorously.

In May 2, 2002, a stockholder derivative lawsuit was filed in the Superior Court of California, County of Alameda, titled Brenner v. Strauch et al. The lawsuit purported to be filed on behalf of our company, asserting claims against the officers and directors at the time of our IPO. Also named as defendants were Morgan Stanley & Co., Inc., and FleetBoston Robertson Stephens, the underwriters of our IPO. The complaint alleged breach of fiduciary duty, negligence an unjust enrichment of the named officers and directors, for acquiescing and/or conspiring with the underwriter defendants in underpricing the IPO. Upon Defendants’ motion, the lawsuit was transferred to the U.S. District Court in Northern California. On October 31, 2002, the Court dismissed the lawsuit, with prejudice. The plaintiff has appealed and the case has been consolidated with similar derivative actions. Appellate briefing will occur from late March to early May 2003.

In management’s opinion, resolution of these matters is not expected to have a material adverse impact on our results of operation, cash flows or financial position. However, depending on the amount and timing, an unfavorable resolution of these matters could materially and adversely affect our future results of operations, cash flows or financial position in a future period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our common stock has been quoted on the Nasdaq National Market under the symbol “ASKJ” since our initial public offering in July 1999. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the Nasdaq National Market:

	High	Low

2001
First Quarter	$5.44	$0.87
Second Quarter	$3.15	$0.75
Third Quarter	$2.44	$0.75
Fourth Quarter	$4.20	$0.92
2002
First Quarter	$3.91	$1.06
Second Quarter	$2.52	$0.95
Third Quarter	$1.37	$0.86
Fourth Quarter	$2.80	$0.92
2003
First Quarter (through March 4)	$7.48	$2.42

As of March 4, 2003, the number of holders of record of our common stock was 998. To date, we have not paid any dividends on our common stock and we do not currently intend to pay our dividends in the foreseeable future.

In 2002, we did not sell any unregistered equity securities in connection with any equity compensation plan that was not approved by our stockholders. In addition, we have not sold any securities during the past three years that were not registered under the Securities Act.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated selected financial data set forth below presents the consolidated financial results of Ask Jeeves, Inc. and our subsidiaries and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and the related notes, included in this annual report. The consolidated operating information set forth below for the periods in the three years ended December 31, 2002 and the consolidated balance sheet data as of December 31, 2001 and 2002, are derived from and qualified by reference to our audited financial statements included in this annual report. The consolidated operating information set forth below for the years ended December 31, 1998 and 1999, and the consolidated balance sheet data as of December 31, 1998, 1999 and 2000 are derived from and qualified by reference to our audited financial statements that are not included in this annual report. Our historical results are not necessarily indicative of results for any future period.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except share and per share information)
Consolidated Statements of Operations Data:
Revenues:
Web Properties	$58,763	$32,154	$58,397	$14,564	$577
Jeeves Solutions (1)	15,373	34,397	37,303	7,463	223

Total revenues	74,136	66,551	95,700	22,027	800
Cost of revenues:
Web Properties	16,281	14,648	19,166	6,284	603
Jeeves Solutions	6,089	13,025	20,103	7,800	796

Total cost of revenues	22,370	27,673	39,269	14,084	1,399
Gross profit (loss)	51,766	38,878	56,431	7,943	(599)
Operating expenses:
Product development	13,168	20,206	24,502	8,610	1,712
Sales and marketing	35,742	41,548	81,641	35,304	2,301
General and administrative	21,086	21,980	29,598	8,411	2,325
Stock-based compensation	90	706	2,996	3,936	29
Amortization of goodwill and other intangible assets	—	22,855	82,624	—	—
Write-off of in-process technology	—	—	11,652	544	—
Acquisition costs	—	—	—	6,045	—
Impairment of long-lived assets	2,593	355,291	—	—	—
Restructuring costs	2,470	18,127	13,466	—	—

Total operating expenses	75,149	480,713	246,479	62,850	6,367
Operating loss	(23,383)	(441,835)	(190,048)	(54,907)	(6,966)
Gain on dissolution of joint venture	—	13,356	—	—	—
Interest and other income, net	2,080	3,221	2,252	1,978	160

Net loss before income tax provision	(21,303)	(425,258)	(187,796)	(52,929)	(6,806)
Income tax provision	—	—	1,810	—	—
Net loss	$(21,303)	$(425,258)	$(189,606)	$(52,929)	$(6,806)

Basic and diluted net loss per share	$(0.52)	$(11.48)	$(5.51)	$(2.64)	$(0.74)

Weighted average shares outstanding used in computing basic and diluted net loss per share	40,698,137	37,032,933	34,399,200	20,046,959	9,162,624

(1) Revenues from related parties	$6,189	$18,991	$12,308	$118	$—

	December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents, short-term marketable securities and marketable securities	$44,440	$76,602	$104,966	$51,530	$8,511
Working capital	$14,055	$15,893	$52,112	$35,357	$7,318
Total assets	$72,176	$111,338	$537,867	$75,764	$9,933
Capital lease obligations, less current portion	$—	$573	$1,465	$2,351	$46
Total stockholders’ equity	$29,277	$47,214	$465,768	$41,451	$8,291

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K. All statements in the following discussion which are not reports of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note.

Overview

Ask Jeeves is a provider of Web-based search and self-service technologies. We create a search experience focused on understanding users’ specific needs and interests and connecting them to the most relevant information, products and services.

Our Web Properties division administers our own Web search sites results at Ask.com, Ask.co.uk, Teoma.com and AJKids.com. It generates revenue in two ways. First by syndicating our search results and ad products to approximately 45 third party Web sites, as of December 31, 2002, including portals, infomediaries, and content and destination Web sites. And second, by offering advertisers a variety of targeted and effective tools for promoting their products to our broad user base. Types of advertising range from ubiquitous banner ads to more advanced keyword products, in which we receive a fee for either displays of our click-throughs on a link to an advertiser’s product offering in response to users’ pertinent questions. In December 2002, according to Nielsen//Netratings, our combined U.S. Web Properties attracted an audience of 12.2 million unique users, who viewed approximately 7.4 million Web pages per day on our combined U.S. Web Properties. We believe the combination of our broad user base and our comprehensive suite of keyword targeted advertising products enables us to offer advertisers an efficient and effective method of reaching online audiences.

Our Jeeves Solutions division offers software and services to our corporate customers. Jeeves Solutions’ core software application, JeevesOne, allows corporate customers to add our intuitive search engine to their corporate Internet or intranet sites. With the purchase of additional modules JeevesOne allows users to search and access a variety of linked enterprise systems and legacy databases. With the addition of Jeeves Analytics, our corporate customers can learn about their users’ behavior, interests and usage trends so as to better serve the needs of their customers and reduce overall customer support costs. We believe our Jeeves Solutions’ technology and service offerings increase user satisfaction while enabling our corporate customers to increase sales revenue and retain customers.

Application of Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which are known as GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions were made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. Our accounting policies that we believe are the most critical to a full understanding and evaluation of our reported financial results include those relating to:

•	revenue;

•	allowances for doubtful accounts;

•	legal contingencies; and

•	accounting for income taxes.

Each of these critical accounting policies is described in more detail below.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our management has reviewed these critical accounting policies and related disclosures with our Audit Committee. See the Notes to our Consolidated Financial Statements, which contain additional information regarding our accounting policies and other disclosures required by GAAP.

Revenue

We generally recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. If we have doubt about the collectibility of revenue at the time it is earned, such revenue is deferred until cash has been received. Our revenue streams are derived from different sources in our two business divisions, Web Properties and Jeeves Solutions, as described below.

Web Properties

Revenues associated with our Web Properties division are generated from four general sources:

•	sales of branded advertising products;

•	sales of premier listings and other paid placement products;

•	sales of paid inclusion products; and

•	syndication of services offered on our Web sites to other companies’ sites.

Our branded advertising ranges from traditional advertising units such as banners, towers and interstitials to dynamic animated placements through our branded animation service and highly targeted graphic units through our branded response service. Branded advertising is generally sold on a cost per impression basis with the revenue derived from such arrangements recognized during the period that the service is provided, provided that no significant obligations remain at the end of the period. Such obligations typically include the guarantee of a minimum number of “impressions” or times that an advertisement appears in pages viewed by users of our online properties. To the extent the minimum guaranteed impressions are not delivered, we defer recognition of the corresponding revenue until the remaining guaranteed impressions levels are achieved.

Our premier listings and other paid placement products are text messages that are designed to simply connect users interested in a particular product or service with an advertiser offering that product or service at the exact moment they need the information, much like a Yellow Pages listing. With these products, advertisers pay only for performance, thus these revenues are generated when a user clicks on the answer that links to a merchant’s Web site on a cost per click, or CPC basis. Alternatively, we may recognize revenue on a revenue-sharing basis when the paid placement service is offered through one of our third party providers.

Our syndication services range from the sale of promotional material on behalf of partners to the syndication of our Web-wide search technology to portals, infomediaries, and content and destination Web sites. Syndication license fees primarily consist of revenue-sharing arrangements, fixed fee arrangements or fee-per-use arrangements, and revenues are recognized as the service is delivered. Revenues from revenue-sharing arrangements are recorded net of amounts paid to syndication partners, except when we act as the primary obligor in the arrangement and bear risk with respect to the inventory of promotional space and credit risk, in accordance with Emerging Issues Task Force Issue No. 99-19, which expense is recognized as a cost of sale and revenue is recorded on a gross basis.

Our paid inclusion products provide an opportunity for Web sites to ensure that they are included in our search index. Paid inclusion products are generally priced on a “per URL” basis to have the URL included in our database and periodically refreshed over a set period of time, which is typically one year. Revenues are collected in advance and recognized over the appropriate service period.

Jeeves Solutions

Revenues from our Jeeves Solutions division are derived from two sources: software license revenues and services revenue. Software license revenues are generated from companies licensing the rights to use our natural language and customer intelligence technologies for use on their corporate Web sites. Services revenue is generated from sales of maintenance agreements, consulting services and training services associated with our licensed software.

We recognize software license revenues in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition” or SOP 97-2, as amended by Statement of Position 98-9. SOP 97-2 provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair value of the elements. Under SOP 97-2, the determination of fair value is based on the objective evidence that is specific to the vendor. We utilize the residual method under which revenue is allocated to the undelivered element, based on vendor specific evidence of fair value and the residual amounts of revenue are allocated to the delivered element.

We recognize license revenues at the end of the core implementation period if implementation services are included in the original license arrangement and are considered to be essential to the functionality of the software. As a result, even where we have a signed license agreement for the purchase of our software and have delivered the software, license revenue recognition depends on whether we have begun core implementation. For license agreements under which we have no implementation responsibility, or where implementation is not considered to be essential to the functionality of the software, we recognize revenue upon delivery of the software. Examples of situations under which we have no implementation responsibility include additional license sales to existing customers or customers who elect to use internal or third party resources to implement the software. In software license arrangements where a service element is critical to the functionality of the software, license, implementation and service fees are recognized ratably over the life of the arrangement, commencing upon service implementation. License payments from our joint venture are recorded as deferred revenue and are being recognized as revenues on a straight-line basis over a four year period.

We generally provide consulting and training services on a time and materials basis. We provide maintenance and support services under renewable, term maintenance agreements, which we price as a percentage of our license fees. Maintenance and support fee revenue is recognized ratably over the contractual term, which is generally twelve months and commences from the implementation of service or delivery of product. Amounts paid prior to service implementation are recorded as deferred revenue, with recognition commencing upon service implementation.

Allowances for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and our future results of operations could be harmed.

We also record a provision for returns and revenue adjustments in the same period as the related revenues are recorded. These estimates are based on historical analysis of credit memo data and other known factors. If the historical data we use to calculate these estimates does not properly reflect future uncollectible revenue, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could decrease.

Legal Contingencies

We are involved currently in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. See Note 13 of Notes to Consolidated Financial Statements for a description of our material legal proceedings.

Income Tax

As of December 31, 2002, we had net operating loss carryforwards of approximately $211.0 million and $83.0 million available to reduce future federal and state taxable income. These net operating loss carryforwards are carried on our balance sheet as a deferred tax asset, but due to the uncertainty surrounding the timing of realizing the benefits of our deferred tax assets from our net operating loss carryforwards in future years, we have recorded a 100% valuation allowance against our deferred tax assets. Financial Accounting Statement Standard No. 109, “Accounting for Income Taxes” or SFAS 109 requires that a valuation allowance be set up to reduce a deferred tax asset to the extent it is more likely than not that the related tax benefits will not be realized. In order for a company to realize the tax benefits associated with a net operating loss, it must have taxable income within the applicable carryback or carryfoward periods. Sources of taxable income that may allow for the realization of those tax benefits include taxable income in the current year or prior years that is available though a carryback claim; future taxable income that will result from the reversal of existing taxable temporary differences, (i.e. the reversal of deferred tax liabilities); and future taxable income generated by future operations.

SFAS 109 indicates that all available evidence, both positive and negative, should be identified and considered in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. Examples of positive evidence include: strong earnings history; existing contracts or backlog; and assets with net built in gains for tax purposes.

Examples of negative evidence include but are not limited to the following: a pretax loss for financial reporting purposes for the current year or a recent preceding year; a deficit in stockholders’ equity; a history of operating loss or tax credit carryforwards expiring unused; and cumulative losses in recent years.

We believe that our losses in recent years and deficit in stockholder’s equity present negative evidence that required a valuation allowance to be recorded to reduce to zero the deferred tax asset associated with the net operating losses. Accordingly, we have not taken a benefit for that asset. If we generate taxable income in 2003, this would be positive evidence that could allow us to release a portion of the valuation allowance set up against the asset. However, since we still have losses in recent years and because there is no other compelling positive evidence, we believe that it would not be appropriate for us to release any more of the valuation than can be utilized in 2003.

Results of Operations

Revenues

	Year Ended

(dollars in thousands)	2002	Change	2001	Change	2000

Web Properties revenue	$58,763	82.8%	$32,154	(44.9%)	$58,397
Percentage of total revenues	79.3%		48.3%		61.0%
Jeeves Solutions revenue	$15,373	(55.3%)	$34,397	(7.8%)	$37,303
Percentage of total revenues	20.7%		51.7%		39.0%
Total revenue	$74,136	11.4%	$66,551	(30.5%)	$95,700

Our revenues are derived from our two business divisions. Web Properties revenues are related to our Internet search services and to the syndication of Web search services to third party Web sites. Jeeves Solutions revenues are related to the sales of our software and service products to corporations. Total revenues for 2002 grew 11.4% as compared with 2001.

Web Properties Revenue

Total Web Properties revenue increased 82.8% over 2001. Our revenues from this division consist of three main categories: (1) sales of paid placement products; (2) branded advertising; and (3) paid inclusion. The following table presents sales for each product line, split between the U.S. and the U.K.

	Year Ended

(dollars in thousands)	2002	Change	2001	Change	2000

Paid Placement:
U.S.	$23,570	139.1%	$9,858	(16.9%)	$11,857
U.K.	9,144	—	—	—	—

Total Paid Placement	32,714	231.9%	9,858	(16.9%)	11,857

Branded Advertising:
U.S.	17,875	(19.8%)	22,296	(52.1%)	46,540
U.K.	7,349	—	—	—	—

Total Branded Advertising	25,224	13.1%	22,296	(52.1%)	46,540

Paid Inclusion:
U.S.	825	—	—	—	—
U.K.	—	—	—	—	—

Total Paid Inclusion	825	—	—	—	—

Total Web Properties	$58,763	82.8%	$32,154	(44.9%)	$58,397

Total:
U.S.	42,270	31.5%	32,154	(44.9%)	58,397
U.K.	16,493	—	—	—	—

Total Web Properties	$58,763	82.8%	$32,154	(44.9%)	$58,397

Throughout 2002, we made significant investments in technology, new products and in our Web sites, with the overall goals of improving relevance of our search answers and user satisfaction. We believe that these investments resulted in the significant growth in revenues in the U.S. and, combined with our acquisition of our former joint venture in the U.K., to overall revenue growth.

Paid placement revenues increased in 2002 significantly from those in 2001 as we had improvement in both unit volumes and unit pricing. Additionally, we benefited from higher revenue sharing terms from one of our paid placement partners. Paid placement revenues also increased from the introduction of our Premier Listings product, which was launched in the first quarter of 2002.

Total advertising revenues grew for 2002 from those in 2001 due to the acquisition of our U.K. joint venture. U.S. revenue decreased slightly in 2002 as the market demand for traditional online advertising products remained soft. Additionally, as part of our efforts to improve the user experience, we removed interstitial advertising and all banner advertising on Ask.com during the fourth quarter of 2002, which negatively impacted revenues. However our Branded Response product experienced strong growth, with its revenues increasing 144% as compared to those in 2001.

Our paid inclusion product, which was launched in the first quarter of 2002, contributed approximately one percent of our revenues. This product showed strong growth on a percentage basis every quarter during the year, from a small base. We believe revenues from this product will ramp more slowly due to the nature of this product’s revenue model, with fees recognized gradually over the service periods, which typically run one year.

During 2001, Web Properties revenues were impacted by softer demand for online advertising, most significantly with respect to banner advertising, resulting in a decrease in rates paid. The decrease was partially offset by revenue from new advertising products, such as Branded Animation and interstitials, which were introduced during the year.

For 2003, we expect the continued revenue growth we experienced in 2002. We intend to seek revenue growth by increasing traffic to our Web sites, increasing the percentage of our traffic that produces revenue for us and, by increasing the price we charge for our products and services. We intend to seek increased Web traffic by improving the relevance of our search answers and, thereby, increasing user satisfaction. During the fourth quarter of 2002, we launched Teoma 2.0, which is the second generation of our search technology. This version doubled the size of our search index and added spell check functionality as well as some advanced search tools. We plan to continue our investments in technology, by doubling the size of the search index again during 2003 and adding more features and functionality. Further, we plan to increase our marketing efforts to new users, which during 2002 consisted of relatively few and minor initiatives. We believe that these steps, combined with improvements to the user experience, will lead to growth in traffic of our Web sites.

Jeeves Solutions Revenue

Total Jeeves Solutions revenue decreased 55.3% as compared with 2001. Revenues from this division consist of license and services revenue. The following table presents sales from each category and to corporate customers and our joint venture partners.

	Year Ended

(dollars in thousands)	2002	Change	2001	Change	2000

Licenses:
Corporate	$1,418	(42.5%)	$2,467	(41.8%)	$4,238
Japan	4,547	0.5%	4,525	140.1%	1,885
U.K. and Spanish Language	1,607	(88.6%)	14,052	39.8%	10,053

Total licenses	7,572	(64.0%)	21,044	30.1%	16,176

Services:
Corporate	7,766	(40.0%)	12,939	(37.7%)	20,757
Japan	—	(100.0%)	17	—	—
U.K. and Spanish Language	35	(91.2%)	397	7.3%	370

Total services	7,801	(41.6%)	13,353	(36.8%)	21,127

Total Jeeves Solutions	$15,373	(55.3%)	$34,397	(7.8%)	$37,303

Total:
Corporate	9,184	(40.4%)	15,406	(38.4%)	24,995
Japan	4,547	0.1%	4,542	141.0%	1,885
U.K. and Spanish Language	1,642	(88.6%)	14,449	38.6%	10,423

Total Jeeves Solutions	$15,373	(55.3%)	$34,397	(7.8%)	$37,303

License revenues decreased significantly in 2002 as compared with 2001. This was due to the termination of license arrangements with our Spanish language joint venture, Ask Jeeves en Espanol, in late 2001 and with our U.K. joint venture, which we acquired in early 2002. Additionally, licensing to corporate customers decreased in 2002 from 2001. In 2002, corporate licenses were adversely affected by the reductions in spending across the market for information technology.

Services revenues were lower in 2002 compared to 2001, almost entirely due to reductions in spending from corporate customers. Services to corporate customers decreased by approximately the same amount as licensing, as demand for services were similarly impacted by the decrease in information technology spending.

In 2001, license revenues increased compared to those in 2000, due to the recognition of deferred revenue associated with international licensing arrangements with our joint ventures, which was partially offset by decreases in new customer bookings for domestic corporate licenses. Service revenue in 2001 compared to 2000 was reduced because of the decrease in new customer bookings during the year. A significant portion of service revenues result from the provision of consulting and training services. Such services frequently are associated with new customer bookings. When customers renew subscription-based contracts, such renewals may not result in additional consulting service revenue.

We expect the market for corporate information technology to continue to be soft for the foreseeable future. For 2003, we plan to continue to develop Jeeves’ Services product offerings to meet the needs of our customers, so that we will be well positioned when corporate spending on technology recovers.

Gross Margin

	Year Ended

(dollars in thousands)	2002	Change	2001	Change	2000

Web Properties gross profit	$42,482	142.7%	$17,506	(55.4%)	$39,231
Web Properties gross margin	72.3%		54.4%		67.2%
Jeeves Solutions gross profit	$9,284	(56.6%)	$21,372	24.3%	$17,200
Jeeves Solutions gross margin	60.4%		62.1%		46.1%
Total gross profit	$51,766	33.1%	$38,878	(31.1%)	$56,431
Total gross margin	69.8%		58.4%		59.0%

Web Properties Gross Margin

Cost of revenues for our Web Properties division consists primarily of costs related to traffic acquisition and the delivery of our search results. Costs to acquire traffic to our Web sites include revenue sharing and similar arrangements with our partners and affiliates who direct traffic to our properties. Costs related to delivering our search results includes depreciation of Web site equipment, salaries and related personnel costs and amortization charges related to technology acquired in certain of our business combinations.

Gross margin for Web Properties increased in 2002 due to the increase in revenue. On a dollar basis, cost of revenues increased $1.6 million to $16.3 million in 2002 as compared with 2001, reflecting increased traffic acquisition costs associated with the higher levels of traffic, partially offset by decreases in compensation-related costs and facilities charges relating to our restructuring activities. Additionally, cost of revenues in 2001 included amortization of acquired technology that did not continue into 2002.

For 2001 as compared with 2000, on a dollar basis, cost of revenues for Web Properties decreased $4.5 million to $14.6 million in 2001, reflecting significant decreases in compensation and compensation-related costs and facilities charges relating to our restructuring activities during the year, as well as reduced cost of site expenses associated with the reduction of Web Properties revenue. This decrease in cost of revenues was more than offset by the decrease in Web Properties revenue.

Jeeves Solutions Gross Margin

Cost of revenues for our Jeeves Solutions division consists primarily of salaries and related personnel costs and other direct costs of providing consulting and licensing to our corporate customers. Cost of revenues for Jeeves Solutions also includes amortization charges related to technology acquired in certain of our business combinations.

Gross margin for Jeeves Solutions decreased in 2002 due entirely to the decrease in Jeeves Solutions revenue, primarily related to the terminated license arrangements with Ask Jeeves en Espanol and our U.K. joint venture, which had high margin characteristics. On a dollar basis, cost of revenues decreased $6.9 million to $6.1 million in 2002 as compared with 2001. The decrease is reflective of significant decreases in salary and related costs resulting from the decrease in revenue levels and to the reduced personnel needs due to our migration to the JeevesOne software platform, which is less labor intensive than our hosted product.

The increase in Jeeves Solutions gross margin in 2001 over 2000 reflects significant decreases in compensation and compensation-related costs and facilities charges relating to our restructuring activities during the year. This decrease in costs more than offset the decrease in Jeeves Solutions revenue during the period.

Operating Expenses

	Year Ended

(dollars in thousands)	2002	Change	2001	Change	2000

Product development	$13,168	(34.8%)	$20,206	(17.5%)	$24,502
Percentage of total revenues	17.8%		30.4%		25.6%
Sales and marketing	$35,742	(14.0%)	$41,548	(49.1%)	$81,641
Percentage of total revenues	48.2%		62.4%		85.3%
General and administrative	$21,086	(4.1%)	$21,980	(25.7%)	$29,598
Percentage of total revenues	28.4%		33.0%		30.9%
Stock-based compensation	$90	(87.3%)	$706	(76.4%)	$2,996
Percentage of total revenues	0.1%		1.1%		3.1%
Amortization of goodwill and other intangible assets	$—	(100.0%)	$22,855	(72.3%)	$82,624
Percentage of total revenues	0.0%		34.3%		86.3%

Product Development Expenses

Product development expenses consist primarily of salaries and related personnel costs, consultant fees and expenses related to the design, development, testing and enhancement of our technology and services. To date, all software development costs have been expensed as incurred.

Decreased compensation and compensation-related costs and the use of consultants comprise the majority of the dollar decrease in 2002 over 2001, and resulted from our focus on key, strategic areas of product development to support our business plan and reduction in the number of product development initiatives that are not essential to delivering future financial results. Further, we reached several significant product release milestones in the Jeeves Solutions division, including the release of JeevesOne in late 2001 and the extension of JeevesOne to additional platforms in 2002, which decreased our need for consultants and other product development expenses. The decrease in product development expenses from 2000 to 2001 reflects the benefit of our restructuring activities during 2001, including decreased compensation and compensation-related costs.

Key strategic areas in Web Properties for the year ended December 31, 2002 focused on:

•	Search and information retrieval improvements, including scaling of the Teoma technology to support our traffic; integration of Teoma with our prior search technologies; and enhancement of search/retrieval technology for better relevance.

•	Knowledgebase development, including extension in our use of natural language and knowledge base techniques to improve relevance of search results and ad products;

•	Data collection and database mining improvements, including expansion in the coverage of our data collection system to include all products and properties;

•	Site engineering improvement, including a redesigned site architectures to support new ad products, new partners and increased syndication; and

•	Division-wide improvements such as enhanced technology for more efficient scalability; and implementation of new features to improve user’s experience.

During 2003, we expect to continue to incur development expenses in connection with ongoing development efforts in these areas.

Key strategic areas of product development in Jeeves Solutions for the year ended December 31, 2002 focused on:

•	Expansion of platform support including the Sun Solaris operating system;

•	Improved scalability for query processing tasks;

•	Support for databases and other structured sources;

•	Role based security framework for administrative activities; and

•	Enhanced analytics to support complex multi-site deployments.

During 2003, we expect to continue to increase the functionality of Jeeves Solutions products and services. We plan to improve connectivity with enterprise content management systems through additional enhancement of our products. In addition, we plan to implement security enhancements to allow greater access control for documents and database sources. Going forward, we expect Jeeves Solutions’ product development expenses to stabilize, after significant investments last year.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses as well as advertising and promotional expenditures.

The decrease in sales and marketing expenses in both 2002 and 2001 reflects cost-cutting measures in variable spending areas including advertising, promotional programs and public relations, which was partially offset in 2002 by slightly higher sales commissions reflecting the increased revenues. During 2001, we replaced mass-market promotion with targeted marketing initiatives, resulting in a decrease in the total amount of sales and marketing spending compared to 2000.

We anticipate that spending on marketing initiatives will increase slightly in 2003 as compared with 2002. During 2002, we launched relatively few marketing initiatives as we focused on cost cutting efforts. In 2003, we plan to increase spending as we launch marketing efforts to attract new users to our sites and increase traffic.

General and Administrative Expenses

General and administrative expenses consist of costs for general corporate functions including depreciation and other facilities charges, and insurance. Further, the provision for doubtful accounts, various accounting, investor relations and legal costs associated with operating our business as well as administrative function salaries, are also included.

Expenses were lower primarily due to decreased salary and incentive compensation charges, decreased use of outside consultants and decreased charges for doubtful accounts receivable, partially offset by increased costs for insurance and legal expenses. The decrease in general and administrative expenses in 2001 over 2000 is the result of significant cost cutting measures in the area of travel and entertainment and other discretionary spending, as well as decreased compensation.

Stock-based Compensation

Stock-based compensation reflects the amortization of stock compensation charges from certain employee stock options. Deferred compensation charges arise from the difference between the exercise price and the deemed fair value of specific stock options granted to our employees and is amortized over the vesting period. We recorded $90,000, in amortization of deferred stock-based compensation in connection with the grant of stock options to employees and consultants for the year ended December 31, 2002, $706,000 for the year ended December 31, 2001, and $3.0 million for the year ended December 31, 2000. The decrease in amortization is due to our graded vesting method of amortization resulting in larger deferred compensation charges being incurred in earlier periods.

Amortization of Goodwill and Other Intangible Assets

We have recorded goodwill and other intangible assets as a result of various purchase acquisitions we have completed. Prior to the adoption of SFAS 142 on January 1, 2002, goodwill and intangible assets were amortized ratably over the estimated economic lives of the respective assets, which is generally three to five years. Subsequent to the adoption of SFAS 142, we review long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess these assets for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded for the excess of the asset’s carrying value over the fair value.

We recorded no amortization of goodwill and other intangible assets in operating expense for the year ended December 31, 2002 compared to $22.9 million for the year ended December 31, 2001 and $82.6 million for the year ended December 31, 2000. During 2001, we recorded an impairment loss of $355.3 million on goodwill and other intangible assets relating to certain of our acquisitions. This impairment loss reduced our recorded basis in goodwill and other intangible assets and had the effect of reducing amortization expense during 2001 and eliminating the expense in 2002.

(dollars in thousands)	2002	Change	2001	Change	2000

Write-off of in-process technology	$—	—	$—	(100.0%)	$11,652

Impairment of long-lived assets	$2,593	(99.3%)	$355,291	—	$—

Restructuring costs	$2,470	(86.4%)	$18,127	34.6%	$13,466

In-Process Technology

For the year ended December 31, 2000, we wrote off in-process technology of $11.7 million in connection with the acquisition of certain technology from Evergreen Project, Inc. and Direct Hit Technologies, Inc. There were no similar write-offs of in-process technology during 2001 or 2002.

Impairment of Long-lived Assets

During the year ended December 31, 2002, we recorded impairment charges totaling $2.6 million, including $2.3 million relating to computer equipment and software, furniture and fixtures that we disposed of or were no longer in use, as well as charges related to the impairment of intangible assets associated with the discontinued E-tours product.

During the first quarter of 2001, we identified indicators of possible impairment of our long-lived assets, consisting principally of acquired intangible assets and goodwill.

With the assistance of independent valuation experts, we performed asset impairment tests at the enterprise level, the lowest level for which there were identifiable cash flows related to our acquired intangible assets and goodwill. The tests were performed by comparing the expected undiscounted cash flows for a four-year period, plus a terminal value for future cash flows, to the carrying amount of the long-lived assets resulting from purchase business combinations. Based on the results of these tests, we determined that long-lived assets initially recorded in connection with our business combinations were impaired.

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

We measured the impairment loss related to long-lived assets based on the amount by which the carrying amount of such assets exceeded its fair value, using similar methodologies as employed in the first quarter of 2001. The analysis indicated that our long-lived assets were impaired by an amount totaling $16.1 million. Accordingly, we recorded an impairment write-down, allocated to acquired intangible assets and goodwill, of this amount during the three month period ended September 30, 2001.

We did not record any write-downs of long-lived assets during the year ended December 31, 2000.

Restructuring Costs

In response to new challenges in the business environment, in December 2000, our board of directors approved a restructuring program aimed at streamlining our underlying cost structure to better position us for growth and improved operating results. As part of the restructuring program, we implemented a reduction in force of approximately 152 positions. The reductions came from all areas of our company and, as of December 31, 2000, all of the affected employees had been notified and the majority of these terminations were completed. As part of the restructuring, we determined that the operations of the Evergreen Project, Inc., which was acquired in January 2000, no longer fit our strategic objectives and were terminated. We incurred a charge of approximately $13.5 million in the fourth quarter of the year ended December 31, 2000 relating to the restructuring. This charge included $2.2 million related to costs associated with employee terminations, which included severance pay and medical and other benefits plus legal and accounting costs. The charge also included approximately $8.0 million in estimated facility exit costs and $3.3 million in non-cash asset write-downs. The facility exit costs were associated with the consolidations of various facilities in California and Missouri. Non-cash asset write-downs related to the termination of the Evergreen operation were approximately $3.1 million of goodwill and $200,000 of equipment.

In the year ended December 31, 2001, we reported charges of approximately $18.1 million, which included approximately $13.8 million related to facility consolidations in California, as a result of unsuccessful attempts to sublease in a rapidly deteriorating market which led to our decision to terminate a significant lease obligation for a termination fee. In addition, the charge included additional severance pay and medical and other benefits of approximately $2.9 million, costs relating to termination of marketing agreements totaling approximately $1.3 million and an asset write-off related to the termination of the Evergreen operation of approximately $100,000. As of December 31, 2001, all of the affected employees had been notified and the majority of the terminations were completed.

In the year ended December 31, 2002, we incurred additional restructuring charges of approximately $2.5 million relating to workforce reductions and facilities exit costs. During the second and third quarters, we implemented workforce reductions totaling approximately 102 positions and resulting in charges of $1.4 million for severance pay and medical and other benefits. As of December 31, 2002, all of the affected employees had been notified and the majority of the terminations were completed. Additionally, in the fourth quarter, we revised our assumptions relating to our ability to sublease vacated facilities, resulting in facilities exit charges totaling $1.1 million.

While we believe that our business realignment will assist us in streamlining operations, reducing expenses and thereby achieving profitability, we may in the future be required to take additional actions, including further changes to the business organization, to realign the business with anticipated requirements. If we are not successful in realigning our business to increase revenues and decrease costs, we may not remain profitable or cash flow positive.

Gain on Dissolution of Joint Venture

In October 2001, we dissolved Ask Jeeves en Espanol, our Spanish language joint venture with Univision Communications, Inc. In connection with the dissolution, we received cash of approximately $7.5 million and reacquired the rights and licenses originally assigned to the venture. We recorded a gain of $13.4 million in the fourth quarter of 2001, representing the remaining balance of deferred revenue paid to us by the venture as well as the value of cash received by us.

Interest and other income, net

(dollars in thousands)	2002	Change	2001	Change	2000

Interest and other income, net	$2,080	(35.4%)	$3,221	43.0%	$2,252

Interest income was $1.5 million, for the year ended December 31, 2002, $4.2 million for the year ended December 31, 2001 and $7.0 million for the year ended December 31, 2000. Interest income relates primarily to interest earned on fixed income securities and correlates with the average balance of those investments and prevailing interest rates. The decrease in interest income in 2002 over 2001, as well as the decrease in 2001 over 2000, relates to decreases in both average balances and prevailing interest rates during the year.

Interest expense was $478,000 for the year ended December 31, 2002, $630,000 for the year ended December 31, 2001 and $464,000 for the year ended December 31, 2000. The decrease in interest expense is attributable to decreases in the amounts due under capital leases. The increase in interest expense from 2000 to 2001 is attributable to the interest charges incurred on borrowings under our line of credit and on capital lease obligations.

Further, during the year ended December 31, 2002, we recorded a gain of $974,000 representing the remaining balance of deferred license fees paid to us by Ask Jeeves UK, for a licensing arrangement that was terminated when we acquired the remaining outstanding equity interest of Ask Jeeves UK.

In February 2002, we acquired the entire outstanding equity interests in Ask Jeeves UK. The terms of the agreement include an obligation for us to pay to our former partners fifty percent of the net proceeds of any qualifying sale or offering of shares of Ask Jeeves UK through March 2003. As of December 31, 2002, we have recorded a deferred gain of $6.2 million representing the fair value of assets acquired by us in excess of consideration paid. The gain will be recognized as other income when the contingent payment obligation to our former partners expires in March 2003.

Seasonality and Quarterly Fluctuations In Operating Results

Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. Factors that may adversely affect our results of operations include:

•	our ability to obtain new corporate customers, the length of the development cycle for corporate customers and the timing of revenue recognition with respect to contracts with corporate customers;

•	our ability to obtain new advertising contracts, maintain existing ones, and effectively manage our advertising inventory;

•	the number of questions asked and answered on our Web sites and on the Web sites of our corporate customers;

•	our ability to attract and retain advertisers and our ability to link our partners to potential customers;

•	rate changes for advertising on our Web sites;

•	marketing expenses and technology infrastructure costs as well as other costs that we may incur as we expand our operations.

•	seasonal and other fluctuations in demand for our services and for advertising space on our Web sites;

•	our ability to develop and introduce new technology;

•	announcements and new technology introductions by our competitors;

•	our ability to attract and retain key personnel; and

•	costs relating to possible acquisitions and integration of technologies or businesses.

Because of the foregoing factors, we believe that period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance.

As the Internet advertising market continues to develop, seasonal and cyclical patterns may emerge, or become more pronounced, thereby causing period-to-period variability within each year’s revenues. For example, we have historically experienced stronger periods of growth in the second and fourth quarters of the year. Similar to the advertising revenue cycle experienced by traditional media companies, this apparent trend may result in our advertising sales being lower during the summer vacation period. Seasonality in the retail industry and in Internet service usage is likely to cause quarterly fluctuations in our results of operations, which could harm our business.

Liquidity and Capital Resources

	December 31, or For the year ended December 31,

(dollars in thousands)	2002	2001

Unrestricted cash, cash equivalents and marketable securities	$33,375	$51,796
Restricted cash, cash equivalents and marketable securities	$11,065	$24,806
Total cash, cash equivalents and marketable securities	$44,440	$76,602
Percentage of total assets	61.6%	68.8%
Current ratio*	2.22	1.69
Days sales outstanding	47	47
Cash used in operating activities	$(38,924)	$(25,702)
Cash provided by investing activities	$32,287	$6,135
Cash provided by financing activities	$533	$11,247

*	Calculated excluding deferred revenue and deferred gain

Our principal source of liquidity is our cash, cash equivalents and investments in marketable securities. Since our inception, we have financed our operations primarily through the private placement of equity securities, our initial public offering in June 1999 and our follow-on public offering in March 2000. As of December 31, 2002, we had $44.4 million in cash and cash equivalents, and marketable securities, of which $11.1 million was restricted. Marketable securities consist of highly liquid instruments (primarily U.S., state and municipal government securities and corporate debt securities) with short maturities. Of this amount, $27.6 million was categorized as cash and cash equivalents at December 31, 2002, representing a decrease of $5.5 million from December 31, 2001. We consider all cash and highly liquid investments with an original maturity of less than three months at the date of purchase to be cash equivalents. The decrease resulted primarily from cash used in operations of $38.9 million, which was partially offset by cash flows from investing activities of $32.3 million and financing activities of $0.5 million.

Net cash used in operating activities increased by $13.2 million, or 51%, to $38.9 million in 2002 from $25.7 million in 2001. The increase resulted primarily from net losses of $21.3 million adjusted for non-cash items of $15.2 million, and decreases in working capital of $32.8 million. Significant non-cash items included depreciation and amortization charges of $8.7 million. The decrease in working capital resulted from payments of accrued restructuring costs of $17.7 million and accounts payable of $3.9 million in addition to decreases in deferred revenue of $5.3 million.

Net cash provided by investing activities increased by $26.2 million to $32.3 million in 2002 from $6.1 million in 2001. Cash from investing activities resulted primarily from the net redemption of marketable securities of $26.2 million and cash acquired in business combinations of $10.9 million, which was partially offset by capital expenditures of $5.3 million for the purchase of fixed assets.

Net cash provided by financing activities decreased by $10.7 million to $0.5 million in 2002 compared to $11.2 million in 2001. Cash from financing relates primarily to net issuances of common stock of $1.4 million reduced by payments on capital lease obligations.

We have a revolving line of credit with a bank in the amount of $15 million. The line of credit expires on July 1, 2003, unless extended. Borrowings under the line of credit bear interest at LIBOR plus 0.5% (2.6% at December 31, 2002.) All borrowings are collateralized by an equal amount of our marketable securities. The line of credit agreement contains various covenants. As of December 31, 2002, borrowings of $11.0 million were outstanding under the line of credit. Additionally, standby letters of credit of approximately $65,000 were issued and outstanding under the line of credit, which are being maintained as security for performance under lease obligations. Should we choose not to renew the line of credit, we do not believe our business would be harmed.

Our capital requirements depend on numerous factors, including market acceptance of our services and the amount of resources we invest in Web site and content development, marketing and selling our products and services, our brand promotions and any future acquisitions or divestitures.

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

Off Balance Sheet Arrangements

As of December 31, 2002, our only unconsolidated subsidiary is in Ask Jeeves Japan, which generally provides Ask Jeeves’ services within a defined geographic region. The Company does not have majority voting rights or majority residual interests in the assets or income of any off balance sheet entities, including Ask Jeeves Japan. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities. Accordingly, we are not materially exposed to any market, credit, liquidity or financing risk that could arise from engaging in such relationships.

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations, Contingent Liabilities and Commitments

The following table summarizes our contractual obligations at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	Thereafter

Borrowings under line of credit	$11,000	$11,000	$—	$—	$—
Capital lease obligations	572	572	—	—	—
Non-cancelable operating leases	12,699	4,115	5,391	1,502	1,691

Total	$24,271	$15,687	$5,391	$1,502	$1,691

Amounts above include sublease rental income. We have no material commitments or obligations other than those under leases and our line of credit.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after September 30, 2001. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. SFAS 142 will have no affect on our financial statements. Had the provisions of SFAS 142 been in effect during the year ended December 31, 2001, our results would not have been materially impacted from those reported. Had the provisions of SFAS 142 been in effect during the year ended December 31, 2000, adjusted net loss would have been $(106,982,000) and adjusted net loss per share would have been $(3.11).

During August 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 is effective for fiscal years beginning after December 15, 2001 and supercedes Statements of Financial Accounting Standards No. 121, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 relating to the disposal of a segment of business. The adoption of SFAS 144 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit and Disposal Activities. This statement supercedes the accounting for exit and disposal activities under Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, SFAS 146 requires exit or disposal costs be recorded when they are “incurred” and can be measured at fair value. SFAS 146 further requires that the recorded liability be adjusted for changes in estimated cash flows. The provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Previously issued financial statements cannot be restated for the effect of the provisions of SFAS 146 and liabilities previously recorded under EITF Issue No. 94-3 are grandfathered. We do not believe SFAS 146 will have a material impact on our consolidated financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provided guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on our results of operations and financial condition.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for our fiscal year 2003. The interim disclosure requirements are effective for the first quarter of our fiscal year 2003. We do not expect SFAS No. 148 to have a material impact on our consolidated financial statements.

In January 2003 the Financial Accounting Standards Board issued FASB Interpretation 146 Consolidation of Variable Interest Entities. The interpretation defines variable interest entities as those in which equity investment at risk is not sufficient to permit the entity to finance its activities with out additional subordinated financial support from other parties, or entities in which equity investors lack certain essential characteristics of a controlling financial interest. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity. The primary beneficiary is required to consolidate the financial position and results of operations of the variable interest entity. The interpretation applies immediately to interests in variable interest entities acquired after January 31, 2003 and for the first fiscal year or interim period beginning after June 15, 2003 for interests previously acquired in such entities. We believe that adoption of this statement will not have a material effect on our consolidated financial statements.

RISK FACTORS

Included below are other risk factors that may affect our future operating results.

Risks Related to our Company

We have a history of net losses and might not remain profitable.

We have incurred net losses every year since our inception. Although we were profitable in the fourth quarter of 2002, as of December 31, 2002 we had an accumulated deficit of $696.7 million. We cannot assure you that we will remain profitable or cash flow positive. Moreover, we might not be able to increase our operating profitability on a quarterly or annual basis. To increase profits, we will need to generate revenue growth from our advertising and corporate customers while continuing to control our expenses. Beginning in late 2000, we announced steps to control costs, including business realignment and a reduction in our workforce. These measures reduced our operating costs during 2002 but might yet result in long-term problems, such as delayed product development or reduced morale, which could be expensive and difficult to remedy. Moreover, we might be unable to reduce operating costs any further and we face the risk that our costs might increase again in the future. Indeed, we believe it is critical that we continue to expend financial and management resources to develop our brand loyalty through marketing and promotion, to enhance our search technologies and to expand our other services. If we fail to increase revenues or control costs, our annual net losses would likely resume, in which case we would eventually need to obtain additional financing or cease operations.

We derive a significant amount of revenue from our paid placement arrangement with Google Inc.

We derive a significant amount of our revenues under an agreement with Google Inc., to participate in their sponsored links program through which we share revenues generated from Google’s advertisers on our search Web sites. We generated more than 10% of our total revenue for 2002 from our participation. The contract is scheduled to terminate in September 2005, however if the contract were to end unexpectedly, we would need to find another suitable partner or otherwise replace the lost revenues. Further, if Google’s performance under this contract were to unexpectedly deteriorate or our ability to generate traffic for these listings were to decrease, our results of operations could be harmed.

Web-based business models are still evolving.

Our advertising revenue will depend on our ability to achieve, measure and demonstrate to advertisers the breadth of Web traffic using our search service and the value of our targeted advertising. Currently, there are a variety of pricing models for selling advertising on the Internet, including models based on the number of impressions delivered, the number of click-throughs by users, the duration over which the advertisement is displayed or the number of keywords to which the advertisement is linked. It is still difficult to predict which pricing model, if any, will emerge as the industry standard. This uncertainty makes it difficult to project our future advertising rates and revenues. A decrease in advertising sold or further cuts in advertising rates would reduce our total revenue.

If our Jeeves Solutions division fails to obtain new sources of licensing revenue, its 2003 financial results will be weaker than 2002.

For the year ended December 31, 2002, our Jeeves Solutions division generated $15.4 million, or approximately 20.7% of our total revenues, from licensing software and services. Included in that amount are intellectual property licensing revenues of approximately $6.2 million that Jeeves Solutions received from Ask Jeeves UK and Ask Jeeves Japan. However, in February 2002, we acquired full ownership of Ask Jeeves UK from our joint venture partner. Consequently, its intellectual property license has terminated, which may cause a decrease in future licensing revenues of Jeeves Solutions. If our Jeeves Solutions division cannot obtain new sources of licensing revenue from third parties in 2003, its financial results will suffer.

We rely on third-party advertising delivery that could affect our ability to deliver advertisements on our Web sites.

We rely on third-party advertising services, provided by DoubleClick, Inc. to deliver advertisements to our users. DoubleClick is currently the only provider available in the market that meets our delivery needs. If DoubleClick fails to deliver advertisements as contracted for due to reliability or performance problems, or if advertisements cannot be targeted as promised to advertisers, our revenues may decrease.

If we cannot maintain the popularity of our search engine among Internet users, our business plan will fail.

We will be successful only if a critical mass of Internet users adopt our search technologies and services as a primary method of navigating the Internet. Internet users have a variety of other search techniques, including other search engines and subject-matter directories, available to them to find information on the Web. Users can also use non-Web-based methods of obtaining information through the Internet, including call centers, chat rooms and e-mail, rather than browsing through difficult-to-navigate corporate Web sites. Our search technologies, including those of our recent acquisition of Teoma Technologies, Inc., are novel and unproven. It is difficult to predict the rate at which users will sample our services and the extent to which they will adopt them as their primary search technology. Even in the case of repeat users, it is difficult to know whether they return to our Web sites because they are satisfied with our offerings or because they are dissatisfied with the alternatives. At any time, users of our services might revert to prior search techniques or choose new search techniques altogether. We cannot assure you that widespread acceptance of our search technologies and services will occur. If we cannot maintain the popularity of our search engine among Internet users, our business plan will fail.

If high quality, third-party data ceases to be available, or directly accessible, on the Web, our business plan might fail.

Our Internet search services are designed to directly link users to a page within a third-party Web site that contains an answer to the user’s question. We have little control over the content of these third-party Web sites. If these third-party Web sites do not contain high-quality, up-to-date information, the utility of our service to the user will be reduced. In addition, when our search engine attempts to direct the user to a page within a third-party company’s Web site, the company administering the site sometimes automatically redirects users to that company’s own home page. If third-party companies prevent us from directly linking our users to pages within their Web sites, and if there are no comparable alternative Web sites to which we can direct our users, the utility and attractiveness of our services to users will be reduced. If the utility of our services diminishes for either of the above reasons, traffic on our Web sites will likely fall, which would reduce our ability to charge for advertising and premium listings.

If we fail to compete effectively against our current and potential competitors, we will lose market share.

We compete in markets that are new, intensely competitive, fragmented and rapidly changing. Many of our competitors are bringing new search technologies to market, establishing alliances with key portals and focusing on specific segments of the search market. In particular:

•	Web Properties: Our Web Properties division faces direct competition from companies that provide Internet search and directory services. For example, Web Properties competes with search providers, including AltaVista Company, FAST (AlltheWeb.com), Google, Inc. and Yahoo! Inc. (Inktomi), for the traffic generated by Internet users seeking links to third-party content to address their online information retrieval needs. Web Properties also competes with directory services, including Overture Services, Inc., LookSmart, Ltd. and Yahoo! Inc., because they provide alternative ways for users to obtain the desired information.

•	Jeeves Solutions: Our Jeeves Solutions division competes with a number of companies that provide customer self-service solutions for corporate customers. For example, Jeeves Solutions competes with companies providing advanced natural language solutions, including iPhrase Technologies, Inc. and

Kanisa Inc.; search technology companies, including Google, Inc. and Verity, Inc.; and catalog search companies, including EasyAsk, Inc. and Mercado Software, Inc.

Our growth will depend on our ability to attract and retain new users through effective promotional campaigns.

We believe that favorable consumer and business community perceptions of the Ask Jeeves brands are essential to our future success. Accordingly, we intend to continue pursuing brand-enhancement strategies, which may include mass market and multimedia advertising, promotional programs and public relations activities. As with any public awareness campaign, we face the risk that our expenditures might not lead to the desired result; that is we might experience no net increase in our brand recognition or brand loyalty, our number of new users, our Web site traffic or our number of corporate customers. Furthermore, even if such increases occur, they might not be sufficiently large to justify the expenditures. If we are unable to promote brand awareness and loyalty in a cost-effective manner, we are unlikely to attract new users and our existing user base might shrink through attrition.

If we are unable to rapidly and successfully develop new products and new product enhancements, as well as to integrate acquired technologies, we might be unable to meet customer demand.

In the highly competitive, rapidly changing Internet search environment, our future success depends in large part on our ability to develop and introduce new products that meet the needs of our customers more rapidly than our competitors. In our Web Properties division, for example, we are currently developing new enhancements to many of our advertising products, including Branded Response, Premier Listings, Site Submit and Index Express to meet new demands in the marketplace. If we are unable to develop these and other new and enhanced products on a timely basis, we might lose market share to our faster competitors and never recoup our development costs. Product development is complicated by the following factors, among others:

•	It is difficult, expensive and time consuming to design alternate versions of a product to run on each of the operating system platforms that our customers might have in place.

•	Additionally, we have acquired technology to accelerate our ability to meet new product requirements and enhancements. For example, in September 2001 we acquired Teoma Technologies, Inc. and in January 2002 we announced the acquisition of certain technology from Octopus Software, Inc. We must continue to scale and integrate these technologies into our existing and new products. If we are unable to successfully and rapidly integrate these and other technologies into our products, our business may be harmed.

Our business may suffer in a variety of ways unless overall economic conditions improve.

Current economic conditions pose a variety of additional challenges to our business. The financial condition of many of our customers has deteriorated and continues to deteriorate because of their inability to raise additional funds for their businesses. Many of our customers are making and will continue to make significant cutbacks in their sales and marketing efforts and capital expenditures, which will in turn harm our financial results. Our inability to rapidly replace this portion of our customer base will negatively impact our business.

Our past acquisitions and any future acquisitions may disrupt our business, dilute stockholder value, divert management attention or be difficult to integrate.

We have acquired a number of companies since our initial public offering, including Teoma Technologies, Inc. in September 2001 and Ask Jeeves UK in February 2002. We may in the future seek to acquire or invest in additional businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. However, in doing so, we may encounter problems with the assimilation of acquired businesses, products or technologies including:

•	difficulties in assimilation of acquired personnel, operations, technologies or products;

•	unanticipated costs associated with acquisitions;

•	diversion of management’s attention from other business concerns and potential disruption of our ongoing business;

•	adverse effects on our existing business relationships with our customers;

•	potential patent or trademark infringement from acquired technologies;

•	adverse effects on our current employees and the inability to retain employees of acquired companies;

•	use of substantial portions of our available cash as all or a portion of the purchase price; and

•	dilution of our current stockholders due to issuances of additional securities as consideration for acquisitions.

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

If we fail to maintain effective internal financial and managerial systems, controls and procedures, our results of operations may be harmed.

Our recent business realignment and reductions in workforce placed a significant strain on our managerial staff, financial controls and operational resources as our employees have assumed greater responsibilities and learned to manage their increased workload with reduced resources. We continue to evaluate our operational and financial systems and our managerial controls and procedures to determine what additional changes, if any, might help us to better manage our current operations. We face the risk that our systems, procedures and controls might not be adequate to support our operations or to maintain accountability for our assets. Any such failure could harm our results of operations.

Our international expansion efforts might lose money.

Any expansion by us into international markets will require substantial management attention and financial resources. Establishing operations in other countries is a significant investment that might not produce the desired levels of revenue. In addition, our foreign operations are subject to other inherent risks and problems, including:

•	the impact of business cycles and downturns in economies outside the United States;

•	longer payment cycles and greater difficulty in accounts receivable collections;

•	unexpected changes in regulatory requirements;

•	difficulties and costs of staffing and managing foreign operations;

•	reduced protection for intellectual property rights in some countries;

•	unanticipated tax costs associated with the cross-border use of intangible assets;

•	political and economic instability;

•	fluctuations in currency exchange rates;

•	difficulty in maintaining effective communications with employees and customers due to distance, language and cultural barriers;

•	lower brand recognition for Ask Jeeves and the Jeeves character in non-English speaking countries;

•	lower per capita Internet usage in many foreign countries, for a variety of reasons including lower disposable incomes, lack of adequate telecommunications and computer infrastructure and concerns regarding online security for e-commerce transactions; and

•	competition in international markets from a broad range of competitors, including AltaVista Company, Google, Inc., Overture Services, Inc., LookSmart, Ltd., Yahoo! Inc. and other United States and foreign portals, search engines and service providers.

Some or all of the above factors could seriously harm the results of our operations.

Legal actions may be initiated against us seeking to hold us liable for our links to third-party Web sites.

Our Internet search services are designed to directly link users to a page within a third-party Web site that contains an answer to the user’s question. These direct links might expose us to legal actions seeking to hold us liable for the content of those third-party Web sites. These actions might claim, for example, that we should be liable for copyright or trademark infringement or other unauthorized actions by the third-party Web site. Other claims may be based on errors or false or misleading information provided through our Web sites, including information deemed to constitute professional advice including legal, medical, financial or investment advice. Other claims may be based on our links to sexually explicit Web sites and our provision of sexually explicit advertisements when this content is displayed. While no such claims are pending and we do not believe that any such claim would have legal merit, defending against such a legal action could be expensive and distract management. Implementing measures to reduce our exposure to such claims may require us to spend substantial resources and limit the attractiveness of our service to users.

Risks Related to Operating in our Industry

The operating performance of our computer systems and Web servers is critical to our business and reputation.

Any system failure, including network, software or hardware failure due to a computer virus or otherwise, that causes an interruption in our service or a decrease in our responsiveness could result in reduced user traffic on our Web sites and reduced revenues for our business. We have network and server equipment located at Metromedia Fiber Network in California and England, Worldcom in Massachusetts, and Cable & Wireless Communications in England. Although we believe that our current back-up methods are adequate, we face the risk that our back-up servers might fail or might cause an interruption in our service.

We have experienced slower response times and interruptions in service due to malfunction at our hosting facilities and on the Internet backbone networks, major software upgrades on our Web sites and undetected software defects. Our Web sites have had partial interruptions for periods ranging from a few minutes to three hours. In addition, our Web sites also could be affected by computer viruses, electronic break-ins or other similar disruptions. If we experience outages, frequent or persistent system failures or degraded response times, user satisfaction would decrease, we would likely lose advertising revenues and our reputation and brands could be permanently harmed.

Our users and customers depend on Internet service providers, online service providers and other Web site operators for access to our Web sites. Each of these types of providers has experienced significant outages in the past and could experience outages, delays and other operating difficulties due to system failures unrelated to our systems.

The occurrence of an earthquake or other natural disaster or unanticipated problem at our principal facilities or at the servers that host or back-up our systems could cause interruptions or delays in our interactive network or a loss of data. Our systems are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. We have not developed a comprehensive disaster recovery plan to respond to system failures. Our general liability insurance policies may not adequately compensate us for losses that may occur due to interruptions in our service.

Our long-term success depends upon the growth and acceptance of Internet advertising as an effective alternative to traditional advertising media.

We compete with traditional media including television, radio and print, in addition to other high-traffic Web sites, for a share of advertisers’ total advertising expenditures. We face the risk that advertisers might find Internet advertising to be a less effective than traditional media at promoting their products or services and may further reduce or eliminate their expenditures on Internet advertising. Many potential advertisers and advertising agencies have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to Internet advertising. Acceptance of the Internet among advertisers will depend, to a large extent, on the perceived effectiveness of Internet advertising and the continued growth of commercial usage of the Internet. Filter software programs that limit or prevent advertising from being displayed on a user’s computer are available. It is unclear whether this type of software will become widely accepted, but if it does, it would negatively affect Internet-based advertising. Our business could be seriously harmed if the market for Internet advertising does not continue to grow.

A breach of our computer security could damage our reputation and deter customers from using our services.

We attempt to protect our computer systems and network from physical break-ins, security breaches and other disruptive problems caused by the Internet or other users. Computer break-ins could jeopardize the security of information stored in and transmitted through our computer systems and network, which could reduce our ability to retain or attract customers, damage our reputation or subject us to litigation. We could be subject to denial of service, vandalism and other attacks on our systems by Internet hackers. Although we intend to continue to implement security technology and establish operational procedures to prevent break-ins, damage and failures, these security measures might fail. Our insurance coverage in certain circumstances might be insufficient to cover issues that might result from such events.

If we do not adapt our search services for users of cell phones, PDAs and similar devices, we might lose market share as users increasingly use handheld devices to access the Internet.

In the coming years, the number of individuals who access the Internet through devices other than a personal computer is expected to increase. These alternative devices include personal digital assistants, known as PDAs, cellular telephones and television set-top devices. The low resolution, functionality and memory currently associated with some of these alternative devices may prevent or impede their users from accessing our graphics-rich Web services. Unless we successfully launch a version of our Web search service that is easily accessible through these alternative devices, we face a risk of losing market share if personal computer users migrate toward use of these alternative devices to access the Internet.

Our ability to remain profitable might depend on continued growth of Internet use.

Our revenue model depends in large part on the volume of Internet user traffic to our Web sites. Our business will be harmed if Internet usage does not continue to grow or grows at significantly lower rates compared to current trends. The continued growth of the Internet is subject to various risks, many of which are outside our control. These risks include the following:

•	the Internet infrastructure might not be able to support the demands placed on it;

•	performance and reliability of the Internet might decline as usage grows and disruptions caused by malicious users or hackers increases;

•	locating useful information online might become more difficult as the number of Web sites proliferates, causing Internet usage rates to decrease or to grow at a decreasing rate;

•	users might hesitate to engage in online commerce because they feel insecure transmitting confidential information, such as credit card numbers, over the Internet; and

•	users’ privacy concerns might lead them to reduce Internet use so as to prevent Web sites from gathering user information without the user’s knowledge or consent.

Our reliance on Internet companies leaves us vulnerable to credit risks.

We expect to continue to derive a significant portion of our revenues from sales to Internet companies. Many of these companies have limited operating histories and are operating at a loss. Moreover, many of these companies have limited cash reserves and limited access to additional capital. We have in some cases experienced difficulties collecting outstanding accounts receivable from Internet companies. Our collection difficulties might increase as economic recovery is delayed, particularly in light of the general unavailability of new public or private funding for companies in the Internet sector.

Our success depends on our ability to attract and retain skilled technical employees.

Our success depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees in the San Francisco Bay Area, where our headquarters is located, has in the past been intense. This was due, in part, to the high concentration of high-tech companies vying for qualified employees, high housing costs and traffic congestion. We have experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we fail to attract, retain and motivate our employees, our business will be harmed.

In addition, hiring highly qualified customer service and account management personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of the Internet. If we are unable to hire and retain qualified sales personnel our business may suffer.

We may face potential liability, loss of users and damage to our reputation for violation of privacy policies.

We have a policy against using personally identifiable information obtained from users of our natural language question answering technologies without the user’s permission. In the past, the Federal Trade Commission has investigated companies that have used personally identifiable information without permission or in violation of a stated privacy policy. Under the UK Data Protection Act and the EU Data Protection Directive, a failure to ensure that personal information is accurate and secure or a transfer of personal information to a country without adequate privacy protections could result in criminal or civil penalties. If we use personally identifiable information without permission or in violation of our policy, we may face potential liability for invasion of privacy for compiling and providing information to our corporate customers and electronic commerce merchants.

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

Legislation limiting the ability of the states to impose taxes on Internet-based transactions was enacted recently by the United States Congress. However, this legislation, known as the Internet Tax Freedom Act, imposed only a three-year moratorium on state and local taxes on electronic commerce, where such taxes are discriminatory, unless such taxes were generally imposed and actually enforced prior to October 1, 1998. The legislation, which commenced October 1, 1998 and was to have expired on October 21, 2001, has since been given a five-year extension by the House of Representatives. It is unclear which steps the legislature will take next, and failure to continue to renew this legislation would allow various states to impose taxes on Internet-based commerce. The imposition of such taxes could impair the growth of the electronic commerce marketplace and impair our ability to remain profitable.

In addition, we are not certain how our business may be affected by the application of existing laws governing issues including property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market. Such uncertainty could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

Third parties may bring intellectual property infringement claims against us that would be expensive to defend and, if successful, could subject us to significant liability and block us from using key technology.

From time to time in the ordinary course of business we have been subject to claims of alleged infringement of the trademarks and other intellectual property rights of third parties. Any such claims, if made, and any resulting litigation, should it occur, could subject us to significant liability for damages. In addition, even if we prevail, litigation could be time-consuming and expensive to defend, and could result in the diversion of our time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into license agreements that might not be available on reasonable terms, or at all.

Terrorist activities and resulting military and other actions could harm our business.

Terrorist attacks in New York and Washington, D.C. in September of 2001 disrupted commerce throughout the world. The continued threat of terrorism and the potential for military action and heightened security measures in response to this threat may cause significant disruption to commerce throughout the world. To the extent that disruptions result in a general decrease in corporate spending on information technology or advertising, our business and results of operations could be harmed. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term adverse effect on our business, results of operations or financial condition. Additionally, if any attacks were to affect the operation of the Internet or key data centers, our business could be harmed. These and other developments arising out of the attacks may make the occurrence of one or more of the factors discussed under “Risk Factors” likely to occur.

Risks Related to Accounting Matters

If requirements relating to accounting treatment for employee stock options are changed, we may be forced to change our business practices.

We currently account for the issuance of stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” If proposals currently under consideration by administrative and governmental authorities are adopted, we may be required to treat the value of the stock options granted to employees as compensation expense. Such a change could have a negative effect on our earnings. In response to a requirement to expense the value of stock options, we could decide to decrease the number of employee stock options granted to our employees. Such a reduction could affect our ability to retain existing employees and attract qualified candidates, and increase the cash compensation we would have to pay to them.

If accounting interpretations relating to revenue recognition change, our reported revenues could decline or we could be forced to make changes in our business practices.

Over the last several years, the accounting profession has issued several standards and interpretations relating to revenue recognition. For example, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” the American Institute of Certified Public Accountants issued Statement of Position or SOP 97-2, “Software Revenue Recognition,” and SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. In addition, in December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, or SAB 101, which explains how the SEC staff believes existing revenue recognition rules should be applied. We believe that our revenue recognition policies are currently in compliance with SOP 97-2, SOP 98-9 and SAB 101.

The accounting profession continues to discuss certain provisions of SOP 97-2 and SAB 101 as well as other revenue recognition standards with the objective of providing guidance on potential interpretations. These discussions and the issuance of interpretations, once finalized, could lead to unanticipated changes in our current revenue accounting practices, which could cause us to recognize lower revenues. These changes may extend sales cycles, increase administrative costs and otherwise harm our business.

Risks Related to the Capital Markets

We may not be able to secure additional financing to meet our future capital needs.

We currently anticipate that we will remain cash flow positive on a sustained basis. However, if we are unable to generate sufficient cash flows from operations to cover our expenses and capital expenditures, we will need to raise additional funds. We may require additional funding, for example, to fund brand promotion, develop new or enhanced products and services, respond to competitive pressures or make acquisitions. We may be unable to obtain any required additional financing on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand, develop or enhance products and services, respond to competitive pressures or take advantage of acquisition opportunities, any of which could seriously harm our business. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of the common stock. If we raise additional funds by issuing debt, its terms may impose limitations on our operations, including limitations on the payment of dividends. If we do not sustain profitability in the future and are unable to obtain additional financing, then we will eventually be unable to continue our operations.

Our stock price may fluctuate significantly regardless of our actual operating performance.

Our common stock is listed for trading on the Nasdaq National Market. The trading price of our common stock has been and may continue to be highly volatile. Our stock price may be subject to wide fluctuations in response to a variety of factors, including:

•	actual or anticipated variations in quarterly operating results and announcements of technological innovations;

•	new products or services offered by us or our competitors;

•	changes in financial estimates by securities analysts;

•	changes in research coverage by securities analysts;

•	conditions or trends in the Internet services industry and the online customer service segment in particular;

•	Any announcement by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	sales by current holders of our common stock and general financial conditions and investor sentiment regarding Internet companies generally; and

•	other events that may be beyond our control.

In addition, the Nasdaq National Market, where most publicly held Internet companies are traded, has periodically experienced extreme price and volume fluctuations. These fluctuations may be unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may harm the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of an individual company’s securities, securities class action litigation often has been instituted against that company. For example, on October 25, 2001, a putative class action lawsuit captioned Leonard Turroff, et al. vs. Ask Jeeves, Inc., et al. was filed against us and two of our officers and directors in the United States District Court for the Southern District of New York, alleging violation of Federal securities laws. This type of litigation could result in substantial costs and a diversion of management’s attention and resources. See further discussion of this lawsuit and other litigation in Item 3, “Legal Proceedings.”

If we fail to meet the expectations of public market analysts and investors, the market price of our common stock may decrease significantly.

Public market analysts and investors have not been able to develop consistent financial models for the Internet market because of the unpredictable rate of growth of Internet use, the rapidly changing models of doing business on the Internet and the Internet’s relatively low barriers to entry. As a result, and because of the other risks noted in this discussion, it may be that our actual results will not meet the expectations of public market analysts and investors in future periods. If this occurs, the price of our common stock will likely decrease.

Future sales of our stock could affect our stock’s market price.

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

We are subject to the Delaware anti-takeover laws regulating corporate takeovers. These anti-takeover laws prevent Delaware corporations from engaging in a merger or sale of more than 10% of its assets with any stockholder, including all affiliates and associates of the stockholder, who owns 15% or more of the corporation’s outstanding voting stock, for three years following the date that the stockholder acquired 15% or more of the corporation’s assets unless:

•	the board of directors approved the transaction in which the stockholder acquired 15% or more of the corporation’s assets;

•	after the transaction in which the stockholder acquired 15% or more of the corporation’s assets, the stockholder owned at least 85% of the corporation’s outstanding voting stock, excluding shares owned by directors, officers

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

Our certificate of incorporation and bylaws include a number of provisions that may deter or impede hostile takeovers or changes of control or management. These provisions include:

•	our board is classified into three classes of directors as nearly equal in size as possible with staggered three year-terms;

•	the authority of our board to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of these shares, without stockholder approval;

•	all stockholder actions must be effected at a duly called meeting of stockholders and not by written consent;

•	except under limited circumstances, special meetings of the stockholders may be called only by the chairman of the board, the chief executive officer, the board of directors or by holders of shares entitled to cast not less than 50% of the votes of the meeting; and

•	except under limited circumstances, no cumulative voting.

These provisions may have the effect of delaying or preventing a change of control.

Furthermore, in April 2001, we adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of May 7, 2001. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of our Series A Junior Participating Preferred Stock for $20 per unit. Under certain circumstances, if a person or group acquires 15% or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $20 exercise price, shares of our common stock or of any company into which we are merged having a value of $40. The rights expire on May 7, 2011 unless extended by our board of directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors, our rights plan could make it more difficult for a third party to acquire us or a significant percentage of our outstanding capital stock without first negotiating with our board of directors regarding such acquisition.

Our certificate of incorporation and bylaws provide that we will indemnify officers and directors against losses that they may incur in investigations and legal proceedings resulting from their services to us, which may include services in connection with takeover defense measures. These provisions may have the effect of preventing changes in our management.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate, market and credit risk and related change in the market values of our investment portfolio. We place our investment portfolio primarily in high credit, quality, corporate, asset-backed, agency and municipal debt instruments. Investments in both fixed and floating rate securities have some degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted by increases in interest rates. Floating rate securities may produce less income than anticipated if interest rates fall. As a result, changes in interest rates may cause us to incur losses in principal if we are forced to sell securities that have declined in market value or may result in lower than anticipated investment income. Our investment portfolio is categorized as available-for-sale and accordingly is presented at fair value on the balance sheet.

We manage our exposure to interest rate, market and credit risk in the investment portfolio with investment policies and procedures that limit such things as term, credit rating and the amount of credit exposure to any one issue, issuer and type of instrument. We have not used derivative financial instruments in our investment portfolio.

During the year ended December 31, 2002, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were insignificant. Further, we believe that the impact on the fair market value of our securities and our earnings from a hypothetical 10% change in interest rates would not be significant.

The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, since a portion of the operations consist of operations outside of the U.S., we enter into transactions in other currencies, primarily the British pound. We currently do not hedge our exposure to foreign exchange rate fluctuations. Our international business is subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility, particularly the exchange rate between British pound and the U.S. dollar. Accordingly, the impact of changes in these or other factors could harm our business, operating results and financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Ask Jeeves, Inc.

We have audited the accompanying consolidated balance sheets of Ask Jeeves, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Table of Contents as Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ask Jeeves, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations, and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

Walnut Creek, California
January 22, 2003

CONSOLIDATED BALANCE SHEETS

	December 31,

(in thousands, except share data)	2002	2001

Assets
Current assets:
Cash and cash equivalents	$27,613	$33,125
Marketable securities	5,762	18,671
Restricted cash and marketable securities	11,065	15,489

Total cash, cash equivalents and marketable securities	44,440	67,285
Accounts receivable, net of allowance for doubtful accounts of $1,945 and $1,813 at December 31, 2002 and 2001, respectively	9,554	8,482
Prepaid expenses and other current assets	2,634	2,453

Total current assets	56,628	78,220
Restricted marketable securities	—	9,317
Property and equipment, net	11,306	17,098
Intangible assets, net	2,948	5,384
Other assets	1,294	1,319

Total assets	$72,176	$111,338

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,525	$3,428
Accrued compensation and related expenses	4,163	5,282
Accrued marketing expenses	361	1,501
Accrued restructuring costs	1,907	18,429
Other accrued liabilities	6,029	5,726
Deferred revenue(1)	10,790	16,069
Deferred gain on joint venture	6,226	—
Borrowings under line of credit	11,000	11,000
Capital lease obligations	572	892

Total current liabilities	42,573	62,327
Other liabilities	326	1,797

Total liabilities	42,899	64,124

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 41,418,334 and 39,482,015 shares issued and outstanding at December 31, 2002 and 2001, respectively	725,366	722,310
Notes receivable from stockholders	—	(57)
Deferred stock-based compensation	(7)	(98)
Accumulated deficit	(696,735)	(675,432)
Accumulated other comprehensive income	653	491

Total stockholders’ equity	29,277	47,214

Total liabilities and stockholders’ equity	$72,176	$111,338

(1)	Includes amounts from related parties of $7,265 and $14,302 at December 31, 2002 and 2001, respectively

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

(in thousands, except share and per share data)	2002	2001	2000

Revenues:
Web Properties	$58,763	$32,154	$58,397
Jeeves Solutions(1)	15,373	34,397	37,303

Total revenues	74,136	66,551	95,700
Cost of revenues:
Web Properties	16,281	14,648	19,166
Jeeves Solutions	6,089	13,025	20,103

Total cost of revenues	22,370	27,673	39,269

Gross profit	51,766	38,878	56,431
Operating expenses:
Product development	13,168	20,206	24,502
Sales and marketing	35,742	41,548	81,641
General and administrative	21,086	21,980	29,598
Stock-based compensation	90	706	2,996
Amortization of goodwill and other intangible assets	—	22,855	82,624
Write-off of in-process technology	—	—	11,652
Impairment of long-lived assets	2,593	355,291	—
Restructuring costs	2,470	18,127	13,466

Total operating expenses	75,149	480,713	246,479

Operating loss	(23,383)	(441,835)	(190,048)
Gain on dissolution of joint venture	—	13,356	—
Interest and other income, net	2,080	3,221	2,252

Net loss before income tax provision	(21,303)	(425,258)	(187,796)
Income tax provision	—	—	1,810

Net loss	$(21,303)	$(425,258)	$(189,606)

Basic and diluted net loss per share	$(0.52)	$(11.48)	$(5.51)
Weighted average shares outstanding used in computing basic and diluted net loss per share	40,698,137	37,032,933	34,399,200
(1) Revenues from related parties	$6,189	$18,991	$12,308

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock		Shareholder	Deferred		Other	Total
(in thousands,			Notes	Stock-based	Accumulated	Comprehensive	Stockholders'	Comprehensive
except share data)	Shares	Amount	Receivable	Compensation	Deficit	Income (loss)	Equity	Loss

Balances at December 31, 1999	28,472,883	$107,636	$(400)	$(5,175)	$(60,568)	$(42)	$41,451
Issuance of common stock under Employee Stock Purchase Plan	232,685	2,809	—	—	—	—	2,809
Issuance of common stock upon exercise of stock options and warrants	1,391,735	4,582	(1,988)	—	—	—	2,594
Issuance of common stock in connection with business combinations	4,770,774	484,619	—	—	—	—	484,619
Issuance of common stock in secondary public offering, net of issuance costs	1,715,000	122,472	—	—	—	—	122,472
Repurchase of common stock options early exercised	(313,894)	(632)	—	—	—	—	(632)
Return of shares held in escrow from Net Effect acquisition	(23,039)	(2,000)	—	—	—	—	(2,000)
Reduction of deferred stock-based compensation related to terminations	—	(2,692)	—	2,692	—	—	—
Amortization of deferred stock-based compensation	—	—	—	1,772	—	—	1,772
Payments on shareholder notes receivable	—	—	167	—	—	—	167
Adjustments related to shareholder
notes receivable	—	898	1,047	—	—	—	1,945
Comprehensive loss:
Unrealized losses on marketable securities	—	—	—	—	—	177	177	$177
Net loss	—	—		—	(189,606)	—	(189,606)	(189,606)

Comprehensive loss								$(189,429)

Balances at December 31, 2000	36,246,144	$717,692	$(1,174)	$(711)	$(250,174)	$135	$465,768
Issuance of common stock under Employee Stock Purchase Plan	477,335	800	—	—	—	—	800
Issuance of common stock upon exercise of stock options and warrants	919,216	618	—	—	—	—	618

						Accumulated
	Common Stock		Shareholder	Deferred		Other	Total
(in thousands,			Notes	Stock-based	Accumulated	Comprehensive	Stockholders'	Comprehensive
except share data)	Shares	Amount	Receivable	Compensation	Deficit	Income (loss)	Equity	Loss

Issuance of common stock in connection with business combinations	2,085,271	1,877	—	—	—	—	1,877
Repurchase of common stock	(245,951)	(247)	—	—	—	—	(247)
Issuance of common stock warrants in exchange for licenses	—	184	—	—	—	—	184
Compensation charge related to grants of common stock options	—	1,386	—	(93)	—	—	1,293
Amortization of deferred stock-based compensation	—	—	—	706	—	—	706
Adjustments related to shareholder notes receivable	—	—	1,117	—	—	—	1,117
Comprehensive loss:
Unrealized losses on marketable securities	—	—	—	—	—	356	356	$356
Net loss	—	—	—	—	(425,258)		(425,258)	(425,258)

Comprehensive loss								$(424,902)

Balances at December 31, 2001	39,482,015	$722,310	$(57)	$(98)	$(675,432)	$491	$47,214
Issuance of common stock under Employee Stock Purchase Plan	433,540	488	—	—	—	—	488
Issuance of common stock upon exercise of stock options and warrants	1,004,292	1,124	—	—	—	—	1,124
Issuance of common stock in connection with business combinations	774,792	1,250	—	—	—	—	1,250
Repurchase of common stock	(224,742)	(243)	—	—	—	—	(243)
Compensation charge related to grants of restricted common stock	14,168	501	—	—	—	—	501
Amortization of deferred stock-based compensation	—	—	—	91	—	—	91

						Accumulated
	Common Stock		Shareholder	Deferred		Other	Total
(in thousands,			Notes	Stock-based	Accumulated	Comprehensive	Stockholders'	Comprehensive
except share data)	Shares	Amount	Receivable	Compensation	Deficit	Income (loss)	Equity	Loss

Adjustments related to shareholder notes receivable	(65,731)	(64)	57	—	—	—	(7)
Comprehensive loss:
Unrealized losses on marketable securities	—	—	—	—	—	(430)	(430)	$(430)
Foreign currency translation adjustment	—	—	—	—	—	592	592	592

Net loss	—	—	—	—	(21,303)		(21,303)	(21,303)

Comprehensive loss								$(21,141)

Balances at December 31, 2002	41,418,334	$725,366	$—	$(7)	$(696,735)	$653	$29,277

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

(in thousands)	2002	2001	2000

Operating Activities
Net loss	$(21,303)	$(425,258)	$(189,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,736	9,410	5,577
Loss on disposal of assets	3	314	3
Issuance of common stock to consultants	—	142	—
Compensation charge related to grants of restricted common stock and common stock options	501	896	—
Amortization of stock-based compensation	91	706	2,996
Amortization of goodwill and intangible assets	2,183	29,433	88,066
Non-cash restructuring charges	1,140	966	12,411
Write-off of in-process technology	—	—	11,652
Non-cash charge for impairment of long lived assets	2,593	355,291	4,254
Non-cash charge for adjustments to shareholder notes receivable	(64)	1,352	1,945
Changes in operating assets and liabilities:
Accounts receivable	(1,072)	14,330	(13,273)
Prepaid expenses and other assets	275	4,986	555
Accounts payable	(3,908)	(1,758)	(1,678)
Accrued compensation and related expenses	(1,383)	(2,404)	1,653
Accrued marketing expenses	(1,141)	(1,631)	(1,031)
Accrued merger costs	213	(29)	(15,902)
Accrued restructuring costs	(17,661)	9,297	—
Other accrued liabilities	(2,848)	(4,403)	5,054
Deferred revenue	(5,279)	(17,342)	25,680

Net cash used in operating activities	(38,924)	(25,702)	(61,644)

Investing Activities
Purchases of property and equipment	(5,287)	(7,174)	(14,660)
Purchases of restricted marketable securities	—	(11,000)	—
Purchases of marketable securities	(2,622)	—	(71,804)
Redemption of non-marketable securities	450	—	—
Redemption of restricted marketable securities	13,741	3,280	—
Redemption of marketable securities	15,101	28,258	35,138
Acquisitions of developed technology	—	(5,650)	—
Business combinations, net of cash acquired	10,904	(1,579)	12,646

Net cash provided by (used in) investing activities	32,287	6,135	(38,680)

Financing Activities
Issuance of common stock	1,612	1,418	129,869
Repurchase of common stock	(243)	(247)	(2,632)
Issuance of notes receivable to stockholders	—	(200)	(2,238)
Repayment of notes receivable from stockholders	57	162	167
Borrowings under line of credit	—	11,000	—
Repayment of capital lease obligations	(893)	(886)	(817)

Net cash provided by financing activities	533	11,247	124,349

Effect of exchange rate changes on cash and cash equivalents	592	—	—

Increase (decrease) in cash and cash equivalents	(5,512)	(8,320)	24,025
Cash and cash equivalents at beginning of year	33,125	41,445	17,420

Cash and cash equivalents at end of year	$27,613	$33,125	$41,445

Supplemental disclosure of noncash investing and financing activities
Common stock issued for business combinations	$1,250	$2,225	$484,619
Common stock warrants issued for licenses	$—	$184	$—
Supplemental disclosure of cash flow information
Interest paid	$478	$630	$464
Income taxes paid	$—	$—	$1,810

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Ask Jeeves, Inc. (“Ask Jeeves” or “the Company”) is a leading provider of search and self-service technologies. Our proprietary natural-language capabilities combined with patented search technology create an interaction centered on understanding users’ specific needs and interests and connecting them to the most relevant information, products and services. The Company delivers its natural language question answering technologies and services through its own Web sites at Ask.com, Ask.co.uk, Teoma.com, and AJKids.com. Through the Company’s Web Properties Division, Ask Jeeves provides innovative, targeted and effective tools for reaching a broad base of highly valuable customers. The Company also syndicates services to portals, infomediaries, and content and destination sites to help companies increase e-commerce and advertising revenue. Through its Jeeves Solutions Division, the Company offers software and services that allow corporations to establish connected self service solutions that supplement the activities of call center, contact centers and marketing departments. The Company was incorporated in California in June 1996 and reincorporated in Delaware in June 1999.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in the Ask Jeeves Japan joint venture in which the Company has significant influence but does not have a controlling interest are accounted for under the equity method and investments in which the Company does not have the ability to exert significant influence are accounted for at cost. All significant intercompany transactions and balances have been eliminated upon consolidation.

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

Cash and Cash Equivalents

The Company considers all cash and highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents. Highly liquid investments included in cash and cash equivalents include commercial paper and short-term U.S., state and government securities. Cash and cash equivalents are recorded at cost, which approximates fair value. Substantially all of the Company’s cash and cash equivalents are held in the custody of two major domestic financial institutions.

Marketable Securities

The Company’s marketable securities are primarily comprised of certificates of deposit, U.S., state and municipal government securities and corporate debt securities. Marketable securities are primarily held in the custody of two major financial institutions. The specific identification method is used to determine the cost of securities disposed. At December 31, 2002 and 2001, substantially all the Company’s marketable securities were classified as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses on these securities included as a separate component of accumulated other comprehensive income (loss).

The Company performs periodic reviews of its investments for impairment. The Company’s investments in privately held companies are considered impaired when a review of operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include limited liquidity and limited prospects of receiving additional financing. Impaired investments in privately held companies are written down to estimated fair value, which is the amount the Company believes is recoverable from its investment, by a reduction of other investments and a corresponding amount recorded as impairment write-downs in its consolidated statements of operations. Impairment write-downs create a new carrying value for investments and the Company does not record subsequent increases in fair value in excess of the new carrying value.

Allowances for Doubtful Accounts

The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, the Company has analyzed its historical collection experience and current economic trends.

The Company also records a provision for returns and revenue adjustments in the same period as the related revenues are recorded. These estimates are based on historical analysis of credit memo data and other known factors.

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

During the year ended December 31, 2002, one provider accounted for 13.3% of total revenues. No customer accounted for more than 10% of total revenues for the years ended December 31, 2001 and 2000.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short and long-term marketable securities and trade accounts receivable. Cash and cash equivalents consist principally of demand deposit and money market accounts, commercial paper and U.S., state and municipal government debt securities with strong credit ratings. Marketable securities consist primarily of debt securities of domestic municipalities and corporations with strong credit ratings. Cash and cash equivalents and securities are held with two major domestic financial institutions with high credit standing. The Company has not experienced any significant losses on its cash and cash equivalents or marketable securities. The Company conducts business with companies in various industries primarily in the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential credit issues, and are adjusted periodically to reflect management’s expectations of future losses.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, typically two to five years. Leasehold improvements are amortized over the shorter of the useful life or the remaining lease term.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net tangible and identified intangible assets acquired in business combinations accounted for under the purchase accounting method. Other identifiable intangible assets were purchased by the Company, primarily in connection with business combinations. Goodwill and other intangible assets are presented net of related accumulated amortization and impairment charges and are being amortized over the estimated economic lives of the assets, generally three to five years. Subsequent to December 31, 2001 goodwill and indefinite-lived intangibles are accounted for under a non-amortization approach and are evaluated at least annually for impairment.

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

Software Development Costs

Development costs related to software incorporated in the Company’s products incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. To date, costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to product development expense in the accompanying consolidated statements of operations.

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

Revenue

The Company generally recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. If the Company has doubt about the collectibility of revenue at the time it is earned, such revenue is deferred until cash has been received. The Company’s revenue streams are derived from different sources in its two business units.

Web Properties

Revenues associated with the Company’s Web Properties division are generated from four general sources: (1) sales of branded advertising products; (2) sales of premier listings and other paid placement products; (3) syndication of services offered on its websites to other companies’ sites; and (4) sales of paid inclusion products.

The Company’s branded advertising ranges from traditional advertising units such as banners, towers and interstitials to highly targeted graphic units through its branded response service. Branded advertising is generally sold on a cost per impression basis with the revenue derived from such arrangements recognized during the period that the service is provided, provided that no significant obligations remain at the end of the period. Such obligations typically include the guarantee of a minimum number of “impressions” or times that an advertisement appears in pages viewed by users of our online properties. To the extent the minimum guaranteed impressions are not delivered, the Company defers recognition of the corresponding revenue until the remaining guaranteed impressions levels are achieved.

The Company’s premier listings and other paid placement products are text messages that are designed to connect users interested in a particular product or service with an advertiser offering that product or service. With these products, advertisers pay only for performance, thus these revenues are generated when a user clicks on the answer that links to a merchant’s Web site on a cost per click, or CPC basis. Alternatively, the Company may recognize revenue on a revenue-sharing basis when the paid placement service is offered through one of its affiliates.

The Company’s syndication services range from the sale of promotional material on behalf of partners to the syndication of its Web-wide search technology to portals, infomediaries, and content and destination websites. Syndication fees primarily consist of revenue-sharing arrangements, fixed or fee-per-use arrangements, and revenues are recognized as the service is delivered. Revenues from revenue-sharing arrangements are recorded net of amounts paid to syndication partners, except when the Company acts as the primary obligor in the arrangement and bear risk with respect to the inventory of promotional space and credit risk, in accordance with Emerging Issues Task Force Issue No. 99-19, which expense is recognized as a cost of sale and revenue is recorded on a gross basis.

The Company’s paid inclusion products provide an opportunity for Web sites to ensure that they are included in the Company’s search index. Paid inclusion products are generally priced on a “per URL” basis to have the URL included in the Company’s database and periodically refreshed over a set period of time, which is typically one year. Revenues are collected in advance and recognized over the appropriate service period.

Jeeves Solutions

Revenues from the Company’s Jeeves Solutions division are derived from two sources: (1) software license revenues; and (2) services revenue. Software license revenues are generated from companies licensing the rights to use the Company’s natural language and customer intelligence technologies for use on their corporate Web sites. Services revenue is generated from sales of maintenance agreements, consulting services and training services associated with the Company’s licensed software.

The Company recognizes software license revenues in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition” or SOP 97-2, as amended by Statement of Position 98-9. SOP 97-2 provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair value of the elements. Under SOP 97-2, the determination of fair value is based on the objective evidence that is specific to the vendor. The Company utilizes the residual method under which revenue is allocated to the undelivered element, based on vendor specific evidence of fair value and the residual amounts of revenue are allocated to the delivered element. The Company recognizes license revenues at the end of the core implementation period if implementation services are included in the original license arrangement and are considered to be essential to the functionality of the software. As a result, even where the Company has a signed license agreement for the purchase of its software and has delivered the software, license revenue recognition depends on whether the Company has begun core implementation. For license agreements under which the Company has no implementation responsibility, or where implementation is not considered to be essential to the functionality of the software, the Company recognizes revenue upon delivery of the software. Examples of situations under which the Company has no implementation responsibility include additional license sales to existing customers or customers who elect to use internal or third party resources to implement the software. In software license arrangements where a service element is critical to the functionality of the software, license, implementation and service fees are recognized ratably over the life of the arrangement, commencing upon service implementation. License payments from the Company’s joint venture is recorded as deferred revenue and are being recognized as revenues on a straight-line basis over a four year period.

The Company generally provides consulting and training services on a time and materials basis. It provides maintenance and support services under renewable, term maintenance agreements, which it prices as a percentage of its license fees. Maintenance and support fee revenue is recognized ratably over the contractual term, which is generally twelve months and commences from the implementation of service or delivery of product. Amounts invoiced prior to service implementation are recorded as deferred revenue, with recognition commencing upon service implementation.

Stock-Based Compensation

The Company accounts for employee stock options using the intrinsic value method and makes the required pro forma disclosures as if the fair value method had been used. Compensation expense based on the difference, if any, on the measurement date (generally the date of grant), between the estimated fair value of the Company’s stock and the exercise price of options to purchase that stock is amortized over the vesting period of the related option using the graded vesting method.

Pro Forma Disclosures of the Effect of Stock-Based Compensation

Pro forma information regarding the results of operations and net loss per share is determined as if the Company had accounted for its employee stock options using the fair value method. The fair value of each option granted is estimated on the date of grant using the Black Scholes valuation model. The risk-free interest rate was 5.0% for each of the years 2002, 2001 and 2000. The expected life of options granted in the years ended December 31, 2002, 2001 and 2000, was 10 years, 9 years and 10 years, respectively. No dividend and a volatility factor of 1.2, 1.6 and 1.6 for 2002, 2001, and 2000, respectively, were used.

The Company has elected to use the intrinsic value method in accounting for its employee stock options because, as discussed below, the alternative fair value accounting requires the use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value of the estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black Scholes valuation model, the Company’s net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended December 31,

	2002	2001	2000

Net loss, as reported	$(21,303)	$(425,258)	$(189,606)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,859)	(2,807)	(34,548)
Net loss, pro forma	$(23,162)	$(428,065)	$(224,154)
Basic and diluted net loss per share, as reported	$(0.52)	$(11.48)	$(5.51)
Basic and diluted net loss per share, pro forma	$(0.57)	$(11.56)	$(6.52)

The weighted-average grant-date fair value of options granted was $1.37, $1.19 and $23.02 for grants made during years ended December 31, 2002, 2001 and 2000, respectively.

The pro forma impact of options on the net loss for the years ended December 31, 2002, 2001 and 2000, is not representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

Advertising Costs

The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2002, 2001 and 2000 was $1,522,000, $2,796,000, and $20,255,000, respectively.

Income Taxes

The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company currently has substantial net operating loss carryforwards. The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization.

Foreign Currency Translation

The functional currency of the Company’s international subsidiary is the local currency. The financial statements of this subsidiary are translated to United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year of revenues, costs and expenses. Translation gains (losses) are deferred and accumulated in accumulated other comprehensive income as a component of stockholders’ equity. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The Company did not incur significant net gains or losses resulting from foreign exchange transactions during the periods presented.

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

Recent Accounting Pronouncements

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after September 30, 2001. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. SFAS 142 will have no affect on the Company’s financial statements. Had the provisions of SFAS 142 been in effect during the year ended December 31, 2001, the Company’s results would not have been materially impacted from those reported. Had the provisions of SFAS 142 been in effect during the year ended December 31, 2000, adjusted net loss would have been $(106,982,000) and adjusted net loss per share would have been $(3.11).

During August 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 is effective for fiscal years beginning after December 15, 2001 and supercedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 relating to the disposal of a segment of business. The adoption of SFAS 144 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit and Disposal Activities. This statement supercedes the accounting for exit and disposal activities under Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, SFAS 146 requires exit or disposal costs be recorded when they are “incurred” and can be measured at fair value. SFAS 146 further requires that the recorded liability be adjusted for changes in estimated cash flows. The provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Previously issued financial statements cannot be restated for the effect of the provisions of SFAS 146 and liabilities previously recorded under EITF Issue No. 94-3 are grandfathered. The Company does not believe SFAS 146 will have a material impact on their consolidated financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations and financial condition

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for the Company’s fiscal year 2003. The interim disclosure requirements are effective for the first quarter of the Company’s fiscal year 2003. The Company does not expect SFAS No. 148 to have a material impact on their consolidated financial statements.

In January 2003 the Financial Accounting Standards Board issued FASB Interpretation 146 Consolidation of Variable Interest Entities. The interpretation defines variable interest entities as those in which equity investment at risk is not sufficient to permit the entity to finance its activities with out additional subordinated financial support from other parties, or entities in which equity investors lack certain essential characteristics of a controlling financial interest. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity. The primary beneficiary is required to consolidate the financial position and results of operations of the variable interest entity. The interpretation applies immediately to interests in variable interest entities acquired after January 31,2003 and for the first fiscal year or interim period beginning after June 15, 2003 for interests previously acquired in such entities. The Company believes that adoption of this statement will not have a material effect on its consolidated financial statements.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

2.     BUSINESS COMBINATIONS

Acquisition of Teoma Technologies, Inc.

In September 2001, the Company acquired Teoma Technologies, Inc, (Teoma) a developer of next generation search technologies. The purpose of the acquisition was to enhance the Company’s strategy of providing intuitive relevant technologies and services. Teoma’s technology divides the Web into natural communities and analyzes topic-specific Web content to generate relevant and authoritative search results.

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

Acquisition of Direct Hit Technologies, Inc.

In February 2000, the Company acquired Direct Hit Technologies, Inc. (“Direct Hit”), a provider of search and navigation services on the Internet. The purchase consideration consisted of 4,752,000 shares of common stock with a fair value of $456.0 million, 332,000 shares to be issued upon the exercise of outstanding Direct Hit options assumed as part of the merger with a fair value of $25.8 million, liabilities assumed of $10.2 million and $11.2 million in acquisition costs.

The purchase consideration of the acquired assets and assumed liabilities of Direct Hit were allocated based on fair values as follows (in thousands):

Tangible assets	$16,890
Equipment	2,455
Purchased in-process technology	10,259
Purchased technology	19,789
Acquired workforce	797
Goodwill	453,140

Total purchase consideration	$503,330

The acquisition of Direct Hit was recorded as a purchase and accordingly, the consolidated financial statements include the operating results of Direct Hit from the date of acquisition, which occurred in February 2000. During the first quarter of 2001, the Company determined that long-lived assets initially recorded in connection with the acquisition of Direct Hit were impaired. As such, all acquired assets were written down to zero during the year.

Purchased in-process technology. The amounts allocated to purchased in-process technology were determined through established valuation techniques in the high technology Internet industry with the assistance of an independent valuation expert and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The values assigned to purchased in-process technology were determined by identifying the on-going research projects for which technological feasibility had not been achieved and assessing the state of completion of the research and development effort. The state of completion was determined by estimating the costs and time incurred to date relative to those costs and time to be incurred to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows only from the percentage of research and development efforts complete at the date of acquisition, and discounting the net cash flows back to their present value using a 25% discount rate. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology projects.

Purchased technology. To determine the values of purchased technology, the expected future cash flows of the existing developed technologies were discounted taking into account the characteristics and applications of the product, the size of existing markets, growth rates of existing and future markets as well as an evaluation of past and anticipated product lifecycles.

Acquired workforce. To determine the values of the acquired workforce, employees were identified who would require significant cost to replace and train. Then each employee’s partially burdened cost (salary, benefits, facilities), the cost to train the employee, and the recruiting costs (locating, interviewing, and hiring) were estimated. These costs were then aggregated and tax-affected to estimate the value of the assembled workforce.

Amounts allocated to purchased technology, goodwill and other intangible assets are being amortized on a straight-line basis over periods of three to five years.

Joint Ventures

Ask Jeeves UK

Ask Jeeves UK was formed in 1999 as a joint venture with two British media companies, Carlton Communications and Granada Media Group. The venture marketed our search technologies and services to Great Britain and the Republic of Ireland. At December 31, 2001, Ask Jeeves owned a 50 percent interest in this joint venture.

In February 2002, the Company acquired the entire outstanding equity interests in Ask Jeeves UK. The Company acquired full ownership of Ask Jeeves UK to enhance the synergies that exist between the U.S. and U.K. operations. The purchase consideration consisted of cash of $1.2 million and 774,792 shares of Ask Jeeves common stock with a fair value of $1.3 million. The assets recorded in the transaction consisted of cash of $7.7 million and accounts receivables of $2.2 million and the assumption of liabilities of $750,000 and transaction expenses of approximately $450,000. The terms of the agreement include an obligation for Ask Jeeves to pay to its former partners fifty percent of the net proceeds of any qualifying sale or offering of shares of Ask Jeeves UK through March 2003. As of December 31, 2002, the Company has recorded a deferred gain of $6.2 million representing the fair value of net assets recorded by the Company in excess of consideration paid. The gain will be recognized as other income when the contingent payment obligation to the former partners expires in March 2003. Additionally, in the three months ended March 31, 2002 the Company recorded a gain of $974,000 representing the remaining balance of deferred license fees paid to the Company by the venture.

The acquisition was accounted for as a purchase business combination and accordingly, the consolidated financial statements include the operating results of Ask Jeeves UK from the date of acquisition. Previously, the Company accounted for its investment in the joint venture under the equity method of accounting. The Company had recorded no value for its interest in the joint venture for accounting purposes. Therefore, the Company had not previously recognized any portion of the net losses of the joint venture. The unaudited pro forma information presented in the table below represents the combined revenue, net loss, and net loss per share of the Company as if the acquisition had taken place on January 1, 2001.

	For Year Ended December 31,

(in thousands, except share and per share amounts)	2002	2001

Revenues	$74,206	$68,132
Net loss	$(22,394)	$(439,363)
Net loss per share basic and diluted	$(0.55)	$(11.62)
Weighted average shares outstanding used in computing basic and diluted net loss per share	40,698,137	37,807,725

Ask Jeeves en Espanol

In August 2000, Ask Jeeves entered into a Spanish language joint venture, partnering with Univision Communications, Inc. to create Ask Jeeves en Espanol, Inc. The Company subsequently dissolved the joint venture in October 2001. In connection with the dissolution, the Company received cash of approximately $7.5 million and reacquired the rights and licenses originally assigned to the venture. The Company recorded a gain of approximately $13.4 million in the three months ended December 31, 2001, representing the remaining balance of deferred license fees paid to the Company by the venture as well as the value of cash received by the Company. The Company had previously carried its investment in the venture at a carrying value of zero.

Ask Jeeves Japan

Ask Jeeves Japan, a joint venture with Trans Cosmos Inc. USA Pacific Holdings Company III, a subsidiary of a Japanese customer service and information technology support provider, was established to launch a Japanese language version of Ask.com, create Japanese specific content for the Japanese Ask.com Web site, and to market Jeeves Solutions products and services to the Japanese marketplace. The Company owns approximately 47 percent of the voting securities of this joint venture. In connection with the establishment of Ask Jeeves Japan, Ask Jeeves granted the joint venture an exclusive license to the Company’s current and future products and services in Japan and for the Japanese-speaking market.

The Company has entered into various agreements with these joint ventures for the license and support of its technology within the United Kingdom, Japan and to the Spanish speaking market. In connection with these agreements, the Company received cash payments, all of which were funded by the Company’s joint venture partners, that have been recorded as deferred revenues and are being recognized as revenues on a straight-line basis over three to four year periods. For the years ended December 31, 2002, 2001 and 2000, the Company recorded revenues of $6,189,000, $18,991,000 and $12,308,000, respectively, relating to these license arrangements.

3.     MARKETABLE SECURITIES

At December 31, 2002 and 2001, all of the Company’s marketable securities were classified as available-for-sale. Management determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation at the end of each period. Marketable securities are carried at fair value, based on quoted market prices. For the years ended December 31, 2002 and 2001, gross realized gains were $160,000 and $229,000, respectively.

The following tables summarize the Company’s marketable securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
December 31, 2002	Cost	Gains	Losses	Value

Certificates of Deposit	$65	$—	$—	$65
US Government notes	12,200	35	—	12,235
Corporate notes	1,600	1	—	1,601
Asset-backed securities	2,901	26	(1)	2,926

Total available for sale securities	$16,766	$62	$(1)	$16,827

Classified as:
Marketable securities				$5,762
Restricted cash and marketable securities				11,065

Total				$16,827

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
December 31, 2001	Cost	Gains	Losses	Value

Commercial paper	$2,106	$—	$—	$2,106
Municipal bonds	450	—	—	450
US Government notes	18,041	223	—	18,264
Corporate notes	12,785	130	—	12,915
Asset-backed securities	9,604	152	(14)	9,742

Total available for sale securities	$42,986	$505	$(14)	$43,477

Classified as:
Marketable securities				$18,671
Restricted cash and marketable securities				15,489
Restricted marketable securities				9,317

Total				$43,477

The amortized cost and estimated fair value of marketable securities in debt securities at December 31, 2002, by effective maturity, were as follows (in thousands):

		Estimated Fair
	Amortized Cost	Value

Due in 1 year or less	$10,641	$10,687
Due in 1-2 years	6,125	6,140

Total investments in debt securities	$16,766	$16,827

Restrictions on marketable securities include $11.1 million collateralizing borrowings and outstanding letters of credit. See Note 7.

4.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,

	2002	2001

Computer equipment and related software	$25,574	$27,320
Furniture and fixtures	3,395	3,469
Leasehold improvements	2,391	1,945

Total	31,360	32,734
Less accumulated depreciation and amortization	(20,054)	(15,636)

Property and equipment, net	$11,306	$17,098

Depreciation expense for the years ended December 31, 2002, 2001, and 2000 was $8,736,000, $9,410,000 and $5,685,000, respectively.

Cost related to assets under capital lease obligations was $3,499,000 at December 31, 2001 and 2000. During March of 2002, the Company disposed of the remaining assets under capital lease obligations, as they were no longer in use. The net book value of the disposed assets was $393,000. Accumulated amortization related to assets under capital lease obligations at December 31, 2001 and 2000 was $2,939,000 and $1,723,000, respectively. Amortization of assets under capital lease obligations is included in depreciation expense.

5.     INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	December 31,

	2002	2001

Goodwill, net of adjustments	$—	$447,002
Accumulated amortization	—	(105,174)
Restructuring charge	—	(100)
Impairment adjustments	—	(341,728)

Goodwill, net	—	—
Other intangibles	9,765	42,540
Accumulated amortization	(6,565)	(23,593)
Impairment adjustments	(252)	(13,563)

Other intangible assets, net	2,948	5,384
Total intangible assets, net	$2,948	$5,384

Amortization expense for the years ended December 31, 2002, 2001, and 2000 was $2,183,000, $29,433,000, and $87,297,000, respectively.

During 2002, the Company recorded an impairment charge of $252,000 related to the intangible assets of E-tours, as the Company discontinued offering this service.

During 2001, the Company identified indicators of possible impairment of its long-lived assets, consisting principally of goodwill and other acquired intangible assets. These indicators included the acquisition of Teoma Technologies, Inc leading to potential obsolescence of previously acquired technology, continued deterioration in the business climate for Internet advertising, significant declines in the market values of the Company’s competitors in the Internet advertising industry and changes in its 2001 operating and cash flow forecasts.

With the assistance of independent valuation experts, the Company performed asset impairment tests at the enterprise level, the lowest level for which there are identifiable cash flows related to its acquired intangible assets and goodwill. The tests were performed by comparing the expected undiscounted cash flows for a four-year period, plus a terminal value for future cash flows, to the carrying amount of the long-lived assets resulting from purchase business combinations. Based on the results of these tests, the Company determined that the long-lived assets initially recorded in connection with its business combinations were impaired. With the assistance of independent valuation experts, the Company determined the fair value of the impaired long-lived assets. Fair value was determined using the discounted cash flow method. A write-down of long-lived assets totaling $355.3 million, allocated to acquired goodwill and other intangible assets, was recorded during 2001 reflecting the amount by which the carrying amount of the assets exceed their respective fair values.

6.     LEASE COMMITMENTS

The Company has entered into operating and capital leases for certain office space and equipment that contain renewal options. Capital lease obligations for equipment represent the present value of future lease payments under the agreements. The Company has options to purchase the leased assets at the end of the lease terms.

In February 2002, the Company reached agreement on the settlement of a 10-year lease obligation for office space not needed as a result of restructuring of its operations. The terms of the agreement included the one-time payment of $16 million. The entire amount of the settlement was included in the Company’s restructuring charges in the year ending December 31, 2001. As a result of the settlement of the lease obligation, the Company terminated a standby letter of credit pledged as security on the lease in the amount of $13.7 million.

The future minimum lease payments under all non-cancelable leases with terms in excess of one year are as follows (in thousands):

Years ending December 31:	Capital Leases	Operating Leases

2003	$589	$4,115
2004	—	3,817
2005	—	1,574
2006	—	751
2007	—	751
Thereafter	—	1,691

Total minimum lease payments	$589	$12,699
Less interest	(17)

Present value of minimum lease payments	$572

Rent expense was $2,868,000, $3,955,000, and $4,315,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Sublease rental income for the years ended December 31, 2002, 2001 and 2000 was $573,000, $381,000 and $225,000, respectively. Aggregate future minimum rentals to be received under non-cancelable subleases as of December 31, 2002 are $856,000.

7.     LINE OF CREDIT

The Company has a revolving line of credit with a bank in the amount of $15 million. The line of credit expires on July 1, 2003, unless extended. Borrowings under the line of credit bear fixed rate interest from the date of borrowing at LIBOR plus 0.5% (2.6% at December 31, 2002). All borrowings are collateralized by the Company’s marketable securities. Borrowings under the line are subject to various covenants. As of December 31, 2002, $11.0 million was outstanding under the line of credit. Additionally, standby letters of credit of approximately $65,000, which are being maintained as security for performance under various obligations, were issued and outstanding under the line of credit.

8.     INCOME TAXES

There has been no provision for U.S. federal or state income taxes for any period as the Company has incurred operating losses in all periods.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,

	2002	2001

Deferred Tax Assets:
Net operating loss carryforwards	$78,936	$55,756
Capitalized research and development costs	2,641	2,446
Accrued expenses	3,556	10,342
Deferred revenue	4,316	10,180
Other	2,470	2,148

Deferred tax assets	91,919	80,872
Valuation allowance	(90,693)	(79,872)

Total deferred tax assets	$1,226	$1,000
Deferred Tax Liabilities:
Other	$(1,226)	$(1,000)
Total deferred tax liabilities	$(1,226)	$(1,000)
Net deferred tax assets	$—	$—

A valuation allowance has been established and, accordingly, no benefit has been recognized for the Company’s net operating losses and other deferred tax assets. The net valuation allowance increased by $10.8 million and $22.6 million during the years ended December 31, 2002 and 2001, respectively. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company’s net losses in recent years and deficit in stockholder’s equity. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results.

The tax benefits associated with employee stock options provide a deferred benefit of $10.0 million as of December 31, 2002. The deferred tax benefit associated with the employee stock options will be credited to common stock when realized.

At December 31, 2002, the Company had net operating loss carryforwards (NOLS) for federal income tax purposes of approximately $211.0 million, which expire in the years 2012 through 2022. The Company also had net operating loss carryforwards for state income tax purposes of approximately $83.0 million that expire in the years 2004 through 2013. California has suspended the use of NOLS for tax years 2002 and 2003.

Utilization of the Company’s net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

9.  STOCKHOLDERS’ EQUITY

Stockholder Rights Plan

In April 2001, the Company adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of May 7, 2001. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of our Series A Junior Participating Preferred Stock for $20 per unit. Under certain circumstances, if a person or group acquires 15% or more of the Company’s outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $20 exercise price, shares of the Company’s common stock or of any company into which Ask Jeeves is merged having a value of $40. The rights expire on May 7, 2011 unless extended by the Company’s board of directors.

Shares Reserved for Future Issuance

At December 31, 2002, the Company has reserved shares of common stock for future issuance as follows:

Stock options outstanding	10,501,534
Stock options available for grant	7,255,233
Employee stock purchase plan	200,083

Total	17,956,850

1996 Equity Incentive Plan

Under the Company’s 1996 Equity Incentive Plan (“1996 Plan”), as amended, 5,973,372 shares of common stock are reserved for the issuance of incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”) to employees, officers, directors, and consultants. The ISOs may be granted at a price per share not less than the fair market value on the date of the grant. The NSOs may be granted at a price per share not less than 85% of the fair market value at the date of grant. Options granted under the 1996 Plan are exercisable over a maximum term of ten years from the date of grant and generally vest over periods of up to four years. Options granted under the 1996 plan contain an accelerated vesting feature based upon a change in control of the Company.

1999 Equity Incentive Plan

In April 1999, the Company adopted the 1999 Equity Incentive Plan (the “1999 Plan”). The Company has reserved a total of 9,312,756 shares of common stock for the issuance under the 1999 Plan, which provides for the grant of ISOs to employees, and of ISOs, NSOs and rights to acquire restricted stock to employees, directors, and consultants of the Company and its affiliates. The plan provides that the shares reserved for issuance shall be increased annually by the lesser of seven percent of the total number of shares of common stock outstanding, three million shares, or such smaller number of shares as determined by the Board.

1999 Employee Stock Purchase Plan

In May 1999, the Company adopted, as amended, the 1999 Employee Stock Purchase Plan. The Company has reserved a total of 1,342,978 shares of common stock for issuance under the plan. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company’s common stock on the first day of their entry into the applicable two-year offering period or the last day of the applicable six-month purchase period. The plan provides that the shares reserved for issuance shall be increased annually by the lesser of one percent of the total number of shares of common stock outstanding, 400,000 shares, or such smaller number of shares as determined by the Board. At December 31, 2002, 200,083 shares were available for grant under the plan.

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

A summary of stock option activity for all stock plans of the Company is set forth below:

	Options Outstanding

		Weighted-average
		Exercise Price
	Shares	Per Share

Outstanding at December 31, 1999	6,502,700	$20.74
Options assumed at acquisition of Direct Hit Technologies, Inc.	331,596	9.25
Granted	6,321,660	24.49
Canceled	(2,498,547)	37.23
Exercised	(1,366,201)	3.29

Outstanding at December 31, 2000	9,291,208	$21.43
Granted	6,992,805	1.23
Canceled	(5,314,080)	19.12
Exercised	(919,216)	0.60

Outstanding at December 31, 2001	10,050,717	$10.60
Granted	5,155,340	1.42
Canceled	(3,242,434)	13.04
Exercised	(1,462,089)	1.09

Outstanding at December 31, 2002	10,501,534	$6.72

Vested and exercisable at December 31, 2002	5,000,320	$10.52

The weighted-average remaining contractual life of options outstanding at December 31, 2002 and 2001 was 8.5 years and 8.4 years, respectively.

During the year ended December 31, 2002, 460,462 shares of restricted stock were granted under the plans. As of December 31, 2002, restricted share grants of 185,529 and 260,765 remained unvested, and vest at the earlier of the employee's termination or April 1, 2003 and October 1, 2003, respectively.

The following table summarizes the status of stock options outstanding at December 31, 2002:

			Options Outstanding			Options Exercisable
				Weighted Average	Weighted Average		Weighted Average
Range of			Number	Remaining Contractual	Exercise Price	Number	Exercise Price
Exercise Prices			Outstanding	Life (in Years)	per Share	Exercisable	per Share
$0.00	-	0.68	372,134	7.70	$0.64	331,636	$0.64
0.73	-	0.88	2,113,329	8.21	0.87	1,235,242	0.87
0.90	-	1.10	1,123,325	9.11	1.01	398,130	1.03
1.11	-	1.15	289,983	9.65	1.15	6,416	1.12
1.16	-	1.21	1,913,637	9.32	1.21	260,063	1.21
1.22	-	1.77	1,220,553	8.77	1.58	471,891	1.64
1.83	-	2.78	1,171,800	8.71	2.35	530,184	2.32
2.82	-	18.50	1,772,197	7.45	14.20	1,359,298	15.67
18.56	-	125.86	523,076	7.04	66.22	406,367	66.78
138.00	-	138.00	1,500	7.01	138.00	1,093	138.00

Total			10,501,534	8.46	$6.72	5,000,320	$10.52

The following table shows the amount of stock-based compensation that would have been classified under the following categories had stock-based compensation been separately stated on the consolidated statements of operations:

	Year Ended December 31,
(in thousands)	2002	2001	2000

Cost of revenues:
Web Properties	$5	$21	$45
Jeeves Solutions	5	21	46
Product development	15	413	704
Sales and marketing	41	158	335
General and administrative	24	93	1,866

Total	$90	$706	$2,996

10. RESTRUCTURING AND ASSET IMPAIRMENT

In December 2000, the Company’s Board of Directors approved a realignment of the business organization in an effort to streamline operations, increase revenues, reduce costs and bring staffing in line with our current and anticipated requirements. As part of the restructuring program, the Company implemented a reduction in force of approximately 152 positions. The reductions came from all areas of the Company and, as of December 31, 2000, all of the affected employees had been notified and the majority of these terminations were completed. As part of the restructuring, the Company determined that the operations of the Evergreen Project, Inc, which was acquired in January 2000, no longer fit the Company’s strategic objectives and were terminated. The Company incurred a charge of approximately $13.5 million in the fourth quarter of the year ended December 31, 2000 relating to the restructuring. This charge included $2.2 million related to costs associated with employee terminations, which included severance pay and medical and other benefits plus legal and accounting costs. The charge also included approximately $8.0 million in estimated facility exit costs and $3.3 million in non-cash asset write-downs. The facility exit costs were associated with the consolidations of various facilities in California and Missouri. Non-cash asset write-downs related to the termination of the Evergreen operation of approximately $3.1 million of goodwill and $200,000 of equipment. In the year ended December 31, 2001, the Company reported charges of approximately $11.8 million, which included approximately $11.3 million related to facility consolidations in California, as a result of unsuccessful attempts to sublease in a rapidly deteriorating market which led to the Company’s decision to terminate a significant lease obligation for a termination fee. In addition, the charge included additional severance pay and medical and other benefits of approximately $400,000 and an asset write-off related to the termination of the Evergreen operation of approximately $100,000. The Company completed the restructuring program during the fourth quarter of the year ended December 31, 2001.

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

In September 2001, the Company’s Board of Directors approved a further restructuring program aimed at streamlining its underlying cost structure to better position the Company for growth and improved operating results. As part of the restructuring program, the Company implemented a reduction in force of approximately 43 positions over the third and fourth quarters of the year ended December 31, 2001. The reductions came from all areas of the Company and, as of December 31, 2001, the employees had been notified and the majority of these terminations were completed. In the year ended December 31, 2001, the Company incurred a charge of approximately $3.6 million, which included a charge of (1) approximately $2.0 million in estimated facility exit costs associated with the consolidation of facilities in Emeryville, California, (2) $800,000 related to costs associated with employee terminations, which included severance pay and medical and other benefits plus accounting and legal costs, and (3) termination of a marketing agreement of approximately $800,000. The Company completed this restructuring program and such costs were included in the fourth quarter of the year ended December 31, 2001.

In the year ended December 31, 2002, the Company incurred additional restructuring charges of approximately $2.5 million relating to workforce reductions and facilities exit costs. During the second and third quarters, the Company implemented workforce reductions totaling approximately 102 positions and resulting in charges of $1.4 million for severance pay and medical and other benefits. Additionally, in the fourth quarter, the Company revised its assumptions relating to its ability to sublease vacated facilities, resulting in facilities exit charges totaling $1.1 million.

The following table sets forth the restructuring activity during the years ended December 31, 2002, 2001 and 2000 (in thousands).

	Restructuring				Restructuring
	Accrued				Accrued
2002 Charged to restructuring	Costs at				Costs at
expense:	January 1,	Restructuring	Cash	Asset	December 31,
	2002	Charges	Paid	Write-offs	2002

Facility exit costs	$18,119	$1,098	$(17,334)	$—	$1,883
Asset write-downs	—	—	—	—	—
Marketing contract terminations	—	—	—	—	—
Severance and professional fees	310	1,372	(1,658)	—	24

Total	$18,429	$2,470	$(18,992)	$—	$1,907

	Restructuring				Restructuring
	Accrued				Accrued
2001 Charged to restructuring	Costs at				Costs at
expense:	January 1,	Restructuring	Cash	Asset	December 31,
	2001	Charges	Paid	Write-offs	2001

Facility exit costs	$7,984	$13,802	$(3,319)	$(348)	$18,119
Asset write-downs	—	100	—	(100)	—
Marketing contract terminations	—	1,318	(1,318)	—	—
Severance and professional fees	1,148	2,907	(3,745)	—	310

Total	$9,132	$18,127	$(8,382)	$(448)	$18,429

	Restructuring				Restructuring
	Accrued				Accrued
2000 Charged to restructuring	Costs at				Costs at
expense:	January 1,	Restructuring	Cash	Asset	December 31,
	2000	Charges	Paid	Write-offs	2000

Facility exit costs	$—	$7,984	$—	$—	$7,984
Asset write-downs	—	3,279	—	(3,279)	—
Marketing contract terminations	—	—	—	—	—
Severance and professional fees	—	2,203	(1,055)	—	1,148

Total	$—	$13,466	$(1,055)	$(3,279)	$9,132

The Company also recorded write-downs to estimated fair value of non-marketable investments in privately held companies that were deemed to have had other than temporary declines in value below their carrying value totaling $264,000, and $4.3 million for the years ended December 31, 2001 and 2000 respectively. There were no similar write-downs for the year ending December 31, 2002.

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

12. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2001 and 2000, the Company provided loans to shareholders, who are also officers, totaling $200,000 and $3,171,000 respectively. The loan made during 2001 was repaid prior to December 31, 2001. All remaining amounts outstanding were settled in 2002. During the years ended December 31, 2001 and 2000, a charge to general and administrative expense of $159,000 and $1,945,000 respectively, was recorded to adjust the carrying value of the notes to the fair value of the underlying collateral and to reflect certain other adjustments with respect to such notes. During the year ended December 31, 2002, in connection with the note settlements the Company recorded recoveries of amounts previously charged-off totaling approximately $64,000.

13. LEGAL PROCEEDINGS

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with the services, such as claims alleging defamation or invasion of privacy.

On October 25, 2001, a putative class action lawsuit captioned Leonard Turroff, et al. vs Ask Jeeves, Inc., et al. was filed against the Company and two of the Company’s officers and directors (collectively the “Individual Defendants”) in the United States District Court for the Southern District of New York. Also named as defendants were Morgan Stanley & Co., Inc., FleetBoston Robertson Stephens, Goldman Sachs & Co., U.S. Bancorp Piper Jaffray, and Dain Rauscher, Inc., the underwriters of the Company’s initial public offering. The complaint alleges violations of Section 11 of the Securities Act of 1933 against all defendants, and violations of Section 15 of the Securities Act against the Individual Defendants in connection with the Company’s initial public offering (“IPO”). An amended complaint was filed on December 6, 2001, which includes the same allegations in connection with Ask Jeeves’ secondary offering in March 2000. The complaints seek unspecified damages on behalf of a purported class of purchasers of common stock between June 30, 1999 and December 6, 2000. The Company believes the claims are without merit and intends to defend the actions vigorously.

In May 2, 2002, a stockholder derivative lawsuit was filed in the Superior Court of California, County of Alameda, titled Brenner v. Strauch et al. The lawsuit purported to be filed on behalf of the Company, asserting claims against the officers and directors at the time of the Company’s IPO. Also named as defendants were Morgan Stanley & Co., Inc., and FleetBoston Robertson Stephens, the underwriters of the Company’s IPO. The complaint alleged breach of fiduciary duty, negligence, an unjust enrichment of the named officers and directors, for acquiescing and/or conspiring with the underwriter defendants in underpricing the IPO. Upon Defendants’ motion, the lawsuit was transferred to the U.S. District Court in Northern California. On October 31, 2002, the Court dismissed the lawsuit, with prejudice. The plaintiff has appealed and the case has been consolidated with similar derivative actions. Appellate briefing will occur from late March to early May 2003.

In management’s opinion, resolution of these matters is not expected to have a material adverse impact on the Company’s results of operation, cash flows or financial position. However, depending on the amount and timing, an unfavorable resolution of these matters could materially and adversely affect the Company’s future results of operations, cash flows or financial position in a future period.

14. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

For internal management reporting purposes, the Company is divided into two business divisions, Web Properties and Jeeves Solutions. Results of operations for these business divisions, as provided to the Company’s Chief Executive Officer (CEO) who is the Chief Operating Decision Maker, include revenues, cost of revenues, gross profit (loss) and operating loss information. Prior to 2001, information as to operating expenses and operating loss was not provided by business segment. Summarized financial information by segment for 2002, 2001 and 2000, as reported to the CEO is as follows (in thousands):

Year ended:	Web Properties	Jeeves Solutions	Other	Total

December 31, 2002
Revenues	$58,763	$15,373	$—	$74,136
Cost of revenues	16,281	6,089	—	22,370

Gross profit	$42,482	$9,284	$—	$51,766
Segment loss from operations	$(1,371)	$(14,675)	$—	$(16,046)
Unallocated corporate operating expense			(7,337)	(7,337)

Total operating loss				$(23,383)

Year ended:	Web Properties	Jeeves Solutions	Other	Total

December 31, 2001
Revenues	$32,154	$34,397	$—	$66,551
Cost of revenues	14,648	13,025	—	27,673

Gross profit	$17,506	$21,372	$—	$38,878
Segment loss from operations	$(26,884)	$(10,898)	$—	$(37,782)
Unallocated corporate operating expense			(404,053)	(404,053)

Total operating loss				$(441,835)

Year ended:	Web Properties	Jeeves Solutions	Other	Total

December 31, 2000
Revenues	$58,397	$37,303	$—	$95,700
Cost of revenues	19,166	20,103	—	39,269

Gross profit	$39,231	$17.200	$—	$56,431

The Company provides its search technologies internationally directly and through its joint venture. Attribution of revenues by geographic region is based on the country in which the customer is domiciled. Geographic information on revenue is as follows (in thousands):

Year Ended December 31,		2002	2001	2000

Revenues:
	North America	$51,358	$50,311	$83,680
	United Kingdom	18,090	11,275	9,040
	Other international	4,688	4,965	2,980

	Total	$74,136	$66,551	$95,700

Included in revenue are amounts from related parties of $6,189,000, $18,991,000 and $12,308,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

15. NET LOSS PER SHARE

The following table sets forth the computation of net loss per share (in thousands, except share and per share data):

	Year Ended December 31,

	2002	2001	2000

Basic and diluted net loss per share Numerator: Net loss	$(21,303)	$(425,258)	$(189,606)
Denominator: Weighted-average shares common stock outstanding	40,745,809	37,201,298	35,242,370
Less: weighted average shares common stock subject to repurchase	(47,672)	(168,365)	(843,170)
Weighted-average shares used in calculation of basic and diluted net loss per share	40,698,137	37,032,933	34,399,200
Basic and diluted net loss per share	$(0.52)	$(11.48)	$(5.51)

If the Company had reported net income, the calculation of historical diluted earnings per share would have included an additional 1,480,922, 1,408,338 and 4,812,380 common equivalent shares related to the outstanding stock options and warrants not included above (determined using the treasury stock method) for the years ended December 31, 2002, 2001 and 2000, respectively. For the years ended December 31, 2002, 2001 and 2000, a total of 4,597,853, 6,291,056 and 1,286,697 common equivalent shares related to outstanding stock options and warrants (determined using the treasury stock method) have been excluded from the calculation of historical diluted earnings per share as their respective exercise prices were more than the average market value for the respective periods.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

		Three Months Ended

2002 (in thousands)	December 31	September 30	June 30	March 31

Revenue	$22,682	$17,804	$17,573	$16,077
Gross profit	$17,515	$12,114	$11,846	$10,291
Operating income (loss)	$1,708	$(4,618)	$(8,621)	$(11,852)
Net income (loss)	$2,005	$(4,370)	$(8,499)	$(10,439)
Net income (loss) per share—basic	$0.05	$(0.11)	$(0.21)	$(0.26)
Net income (loss) per share—diluted	$0.05	$(0.11)	$(0.21)	$(0.26)

		Three Months Ended

2001 (in thousands)	December 31	September 30	June 30	March 31

Revenue	$15,362	$15,433	$16,673	$19,083
Gross profit	$10,750	$9,482	$8,110	$10,536
Operating income (loss)	$(12,612)	$(27,717)	$(21,945)	$(379,561)
Net income (loss)	$1,354	$(27,466)	$(20,936)	$(378,210)
Net income (loss) per share—basic	$0.03	$(0.74)	$(0.58)	$(10.55)
Net income (loss) per share—diluted	$0.03	$(0.74)	$(0.58)	$(10.55)

See Notes 2, 5 and 10 for non-recurring quarterly items.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instructions G(3) to Form 10-K, the description of directors of Ask Jeeves, as well as other information required by this item is incorporated by reference from the information contained in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2002.

The executive officers and certain key employees of Ask Jeeves and their ages as of March 4, 2002 are as follows:

Name	Age	Position

A. George (Skip) Battle	59	Chief Executive Officer and Director
Steven J. Sordello	33	Chief Financial Officer
Scott T. Bauer	33	Vice President and Corporate Controller
Steven Berkowitz	44	President, Web Properties
Adrian Cox	44	Chief Executive Officer, Ask Jeeves UK Division
Claudio Pinkus	46	Chief Strategy Officer
Brett M. Robertson	42	General Counsel
Heather J. Staples	31	Chief Marketing Officer

A. George (Skip) Battle was appointed Chief Executive Officer in December 2000 and was appointed interim President of Jeeves Solutions effective July 2002. Mr. Battle has served as a director of Ask Jeeves since August 1998 and currently serves on the compensation committee. Mr. Battle retired from Andersen Consulting in June 1995. Mr. Battle joined the firm in 1968, became a partner in 1978 and held a series of management positions in the firm including Worldwide Managing Partner Market Development and a member of the firm’s Executive

Committee, Global Management Council and Partner Income Committee. Mr. Battle is a member of the Boards of Directors of PeopleSoft, Inc., Barra Inc. and Fair, Isaac and Company, Incorporated as well as a director of Masters Select Equity Fund, Masters Select Value and Masters Select International Fund, registered investment companies.

Steven J. Sordello has served as Chief Financial Officer of Ask Jeeves since April 2001 and acting Chief Financial Officer from December 2000 to April 2001. Mr. Sordello joined Ask Jeeves in June of 1999 and served as Director, Financial Planning and Analysis from June of 1999 until April 2000, when he was promoted to Vice-President-Financial Planning Analysis. From April 1994 to June 1999, Mr. Sordello served as Senior Director of Financial Planning for Adobe, Inc., a software company.

Scott Bauer has served as Vice President and Corporate Controller since August 2002. Mr. Bauer joined Ask Jeeves in March 2000 and served as Director of Treasury and Strategic Transactions. From July 1999 until March 2000, Mr. Bauer served as a Principal for Barclays Global Investors, an asset management firm. Prior to Barclays Global Investors, Mr. Bauer served in various positions, most recently as a manager in the Financial Markets Group, with Arthur Andersen LLP, a professional services firm, from July 1993 to July 1999.

Steven Berkowitz has served as President of Web Properties since May 2001. From 1999 to 2001, Mr. Berkowitz was President and CEO of Intermap Systems, an application service provider focused on online consumer healthcare information systems. From 1994 to 1999, Mr. Berkowitz served as President and Chief Operating Officer of IDG Books, a publishing company.

Adrian Cox has served as Chief Executive Officer, Ask Jeeves UK Division since February 2002 when we acquired full ownership of Ask Jeeves UK and integrated our previous joint venture into our Web Properties division. Prior to such time, Adrian served as CEO of the Ask Jeeves UK joint venture since October 2001. Mr. Cox had joined the joint venture in March 2000, initially serving as Vice President of Marketing until he was promoted to Senior Vice President Commercial in December 2000. From February 1994 to February 2000, Mr. Cox served as Divisional Manager and Marketing Director of St. Ivel Group, a manufacturer of chilled food items.

Claudio Pinkus has served as Chief Strategy Officer since July 2002. Prior to such time, he served as President of Jeeves Solutions from December 2000. From June 1999 to December 2000, Mr. Pinkus served as Chief Operating Officer of Ask Jeeves International. Prior thereto, Mr. Pinkus served as CEO of Bowne Global Solutions, a provider of localization services, from November 1996 through June of 1999. Prior thereto, Mr. Pinkus founded IDOC, Inc., a localization company, where he served as CEO from 1985 until November of 1996 when it was acquired by Bowne.

Brett M. Robertson has served as General Counsel since December 2002. From June 1999 to May 2001, she served as General Counsel and Vice President of Strategic Development of Critical Path, Inc., an Internet infrastructure company. From July 1998 to December 1998, Ms. Robertson served as General Counsel of Broderbund Software, a consumer software company. From August 1994 to July 1998, Ms. Robertson served as Associate General Counsel of Broderbund Software.

Heather J. Staples has served as Chief Marketing Officer of Ask Jeeves since November 2002. Ms. Staples joined Ask Jeeves in March 1999 and served as Vice President of Corporate Communications from March 1999 to August 2001, at which time she was promoted to Vice President of Marketing. From October 1995 to March 1999, Ms. Staples served as Senior Account Manager for Copithorne & Bellows, a high-technology public relations firm that has since been acquired by Porter Novelli.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth in the section entitled “Executive Compensation” contained in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Ask Jeeves incorporates by reference the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in our definitive Proxy Statement to be filed for our 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2002.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents summary information about our equity compensation plans, including our five stock option plans (two of which were assumed through acquisition), our employee stock purchase plan and any individual stock option arrangements not arising under any plan. We submitted some of our stock option plans for stockholder approval (which is required, for example, in order to provide tax-favored “incentive stock options” under the plans), while other plans were adopted without stockholder approval, as allowed by the rules of the SEC and the Nasdaq National Market. The table presents the following data on plans approved by stockholders and plans not so approved, all as of the close of business on December 31, 2002 (treating all employee stock purchase plan transactions occurring on such date on an as-settled basis):

(a)	the aggregate number of shares of our common stock subject to outstanding stock options;

(b)	the weighted-average exercise price of those outstanding stock options; and

(c)	the number of shares that remain available for future option grants.

For additional information regarding our stock option plans and the accounting effects of our stock-based compensation, please see Notes 1 and 9 of our Notes to Financial Statements.

Equity Compensation Plan Information

	(a)	(b)	(c)

	Number of	Weighted-average	Number of common
	common shares to	exercise price of	shares available for
Plan	be issued upon exercise of	outstanding	future issuance
Category	outstanding options	options	(excluding column (a))

Equity compensation plans approved by stock holders	4,949,438	$4.03	5,988,617
Equity compensation plans not approved by stock holders	5,552,096	$9.11	1,466,699

Totals	10,501,534	$6.72	7,455,316

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information set forth in the sections entitled “Certain Relationships and Related Transactions” and “Executive Compensation” contained in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

Disclosure Controls

Within the 90 days preceding the filing of this report, an evaluation was performed regarding the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of the evaluation. There have been no significant changes in the Company’s internal controls subsequent to December 31, 2002.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1)	Financial Statements. The following are filed as part of Item 8 of this Report on Form 10-K:

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flow
Notes of Consolidated Financial Statements
Report of Ernst & Young, LLP, Independent Auditors

(2)	Financial Schedules. The financial statement schedule “Schedule II “Valuation and Qualifying Accounts” is filed as part of this report and should be read in conjunction with the consolidated financial statements. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because the information required to be set forth therein is not applicable or is shown in the Financial Statements or notes thereto.

(b)	Reports On Form 8-K. During the fourth quarter of 2002, we furnished the following current report on Form 8-K:

(1)	Current Report dated November 8, 2002 announcing (under Item 9) that certifications from Ask Jeeves’ Chief Executive Officer, A. George (Skip) Battle, and Chief Financial Officer, Steven J. Sordello, accompanied the filing of our 10-Q for the quarter ended September 30, 2002 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A copy of each certification was included as an Exhibit.

(c)	Exhibits. The exhibits listed on the Exhibit Index (following the Signatures and Certifications sections of this report) are included, or incorporated by reference, in this annual report.

SIGNATURES AND POWERS OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Emeryville, State of California, on March 12, 2003.

ASK JEEVES, INC.

By: /s/ A. George Battle

A. George (Skip) Battle Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below each severally constitutes and appoints A. George (Skip) Battle, Scott Bauer and Brett M. Robertson in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or their substitutes, may lawfully do, or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ A. George Battle A. George (Skip) Battle	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2003

/s/ Steven J. Sordello Steven J. Sordello	Chief Financial Officer (Principal Financial Officer)	March 12, 2003

/s/ Scott T. Bauer Scott T. Bauer	Vice President and Corporate Controller (Principal Accounting Officer)	March 12, 2003

/s/ David S. Carlick David S. Carlick	Director	March 12, 2003

/s/ Joshua Goldman Joshua Goldman	Director	March 12, 2003

/s/ Garrett Gruener Garrett Gruener	Director	March 12, 2003

/s/ James Kirsner James Kirsner	Director	March 12, 2003

/s/ Roger A. Strauch Roger A. Strauch	Director	March 12, 2003

/s/ Geoffrey Y. Yang Geoffrey Y. Yang	Director	March 12, 2003

CERTIFICATION

I, A. George (Skip) Battle, certify that:

1.	I have reviewed this annual report on Form 10-K of Ask Jeeves, Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003

/s/ A. George Battle
A. George (Skip) Battle Chief Executive Officer

CERTIFICATION

I, Steven J. Sordello, certify that:

1.	I have reviewed this annual report on Form 10-K of Ask Jeeves, Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003

/s/ Steven J. Sordello
Steven J. Sordello Chief Financial Officer

ASK JEEVES, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at			Balance at
	Beginning	Charge to Costs		End of
	of Period	and Expenses	Deductions	Period

Year ended December 31, 2002:
Allowance for doubtful accounts	$1,813	491	359	$1,945
Year ended December 31, 2001:
Allowance for doubtful accounts	$4,627	2,021	4,835	$1,813
Year ended December 31, 2000:
Allowance for doubtful accounts	$1,168	4,500	1,041	$4,627

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for fiscal year 2002 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

Plans of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1*	Agreement and Plan of Merger, dated June 29, 1999, by and between the Registrant and AJ Merger Corporation.

2.2	Agreement and Plan of Merger and Reorganization, dated as of November 19, 1999, by and among the Registrant, Net Effect Systems, Inc. and Neutral Acquisition Corp. (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed November 18, 1999, and incorporated herein by reference).

2.3	Agreement and Plan of Merger and Reorganization, dated as of January 25, 2000, by and among the Registrant, Direct Hit Technologies, Inc. and Answer Acquisition Corp. (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed February 14, 2000, and incorporated herein by reference).

2.4*	Certificate of Ownership and Merger Merging Net Effects Systems, Inc. and Direct Hit Technologies, Inc. with and into the Registrant, dated as of December 28, 2000.

2.5	Agreement and Plan of Merger and Reorganization, dated as of September 10, 2001, by and among the Registrant, Answer Acquisition Corp. No. 2, and Teoma Technologies, Inc., and solely with respect to Article X, Hawk Holdings, LLC, as Stockholders’ Agent, and Chase Manhattan Bank and Trust, N.A., as Escrow Agent (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed September 17, 2001, and incorporated herein by reference).

Charter Documents

Exhibit No.	Description

3.1.1	Certificate of Incorporation of AJ Merger Corporation (previously filed as Exhibit 3.1 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).

3.1.2*	Amended and Restated Certificate of Incorporation of the Registrant, dated July 6, 1999.

3.1.3*	Certificate of Correction of Amended and Restated Certificate of Incorporation of the Registrant, dated as of April 6, 2001.

3.1.4	Certificate of Designation of Series A Junior Participating Preferred Stock (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed May 10, 2001, and incorporated herein by reference).

Bylaws

3.2	Bylaws of the Registrant (previously filed as Exhibit 3.4 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).

Instruments Defining the Rights of Security Holders

4.1	Specimen Certificate for Registrant’s Common Stock (previously filed as Exhibit 4.2 to the Registrant’s Amendment No. 2 to Form S-1, filed June 7, 1999, and incorporated herein by reference).

4.2.1	Rights Agreement (commonly called a “poison pill plan”), dated as of April 26, 2001, between the Registrant and Fleet National Bank, N.A. (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed May 10, 2001, and incorporated herein by reference).

4.2.2	Form of Rights Certificate (filed as Exhibit B to Rights Agreement, dated as of April 26, 2001, between the Registrant and Fleet National Bank, N.A., previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed May 10, 2001, and incorporated herein by reference).

Equity Compensation Plan Documents

10.1.1.1†	1996 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).

10.1.1.2†	Form of Option Agreement for the 1996 Equity Incentive Plan (previously filed as Exhibit 10.2 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).

Exhibit No.	Description

10.1.2.1†	1999 Equity Incentive Plan, as Amended and Restated through May 25, 2000 (previously filed as Exhibit 99.1 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).

10.1.2.2†	Form of Stock Option Grant Notice for the 1999 Equity Incentive Plan (previously filed within Exhibit 10.4.1 to the Registrant’s Annual Report on Form 10-K, filed April 2, 2001, and incorporated herein by reference).

10.1.2.3†	Form of Option Agreement for the 1999 Equity Incentive Plan, as Amended through May 25, 2000 (previously filed as Exhibit 99.2 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).

10.1.3.1†	1999 Non-Qualified Equity Incentive Plan, as Amended through January 10, 2001 (previously filed as Exhibit 99.4 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).

10.1.3.2†	Form of Option Agreement for the 1999 Non-Qualified Equity Incentive Plan (previously filed as Exhibit 99.5 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).

10.1.4†	1999 Employee Stock Purchase Plan, as amended through May 25, 2000 (previously filed as Exhibit 99.3 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).

Other Compensation-Related Agreements

10.2.1.1†	Offer letter dated as of January 5, 1999, by and between the Registrant and Frank A. Vaculin (previously filed as Exhibit 10.18 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).

10.2.1.2†	Severance terms as of April 30, 2001, by and between the Registrant and Frank A. Vaculin (previously filed as Exhibit 10.18.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).

10.2.2.1†	Offer letter dated as of May 27, 1999, by and between the Registrant and George S. Lichter (previously filed as Exhibit 10.29 to the Registrant’s Amendment No. 2 to Form S-1, filed June 7, 1999, and incorporated herein by reference).

10.2.2.2†	Incentive Agreement, entered into as of January 2, 2001, by and between the Registrant and George Lichter (previously filed as Exhibit 10.46.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).

Exhibit No.	Description

10.2.2.3†	Amendment to Incentive Agreement, dated June 18, 2001, by and between the Registrant and George Lichter (previously filed as Exhibit 10.46.2 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).

10.2.2.4†	Second Amendment to Incentive Agreement, entered into as of August 30, 2001, by and between the Registrant and George Lichter (previously filed as Exhibit 10.46.3 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).

10.2.2.5†	Separation Agreement, dated February 6, 2002, made by and between George Lichter and the Registrant (previously filed as Exhibit 10.46.4 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).

10.2.3.1†	Offer letter dated as of December 8, 2000, by and between the Registrant and A. George (Skip) Battle (previously filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K, filed April 2, 2001, and incorporated herein by reference).

10.2.3.2†	Offer letter of New Terms of Employment, dated April 3, 2001, by and between the Registrant and A. George (Skip) Battle (previously filed as Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2001, and incorporated herein by reference).

10.2.3.3*†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and A. George (Skip) Battle.

10.2.4.1†	Promissory Note, dated March 15, 2001, by and between the Registrant and Steven J. Sordello (previously filed as Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2001, and incorporated herein by reference).

10.2.4.2*†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and Steven J. Sordello.

10.2.5†	Severance letter dated March 28, 2001, by and between the Registrant and Adam Klein (previously filed as Exhibit 10.39.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).

10.2.6.1†	Offer letter dated April 23, 2001, by and between the Registrant and Steven Berkowitz (previously filed as Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2001, and incorporated herein by reference).

10.2.6.2*†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and Steven Berkowitz.

Exhibit No.	Description

10.2.7.1†	Incentive Agreement, entered into as of January 2, 2001, by and between the Registrant and Claudio Pinkus (previously filed as Exhibit 10.45.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).

10.2.7.2†	Amendment to Incentive Agreement, dated June 18, 2001, by and between the Registrant and Claudio Pinkus (previously filed as Exhibit 10.45.2 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).

10.2.7.3†	Second Amendment to Incentive Agreement, entered into as of August 29, 2001, by and between the Registrant and Claudio Pinkus (previously filed as Exhibit 10.45.3 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).

10.2.7.4†	Third Amendment to Incentive Agreement, entered into as of November 17, 2001, by and between the Registrant and Claudio Pinkus (previously filed as Exhibit 10.45.4 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).

10.2.7.5*†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and Claudio Pinkus.

10.2.8†	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers (previously filed as Exhibit 10.27 to the Registrant’s Amendment No. 1 to Form S-1, filed May 10, 1999, and incorporated herein by reference).

10.2.9.1*†	Severance Benefit Letter Agreement, dated as of December 3, 2002, by and between the Registrant and Brett M. Robertson.

10.2.10.1*†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and Heather J. Staples.

10.2.11*†	Separation Agreement and Mutual Release, dated as of December 23, 2002, by and between the Registrant and Cynthia Pevehouse.

U.S. Leases

10.3.1	Office Lease dated as of April 29, 1999, by and between the Registrant and Emery Station Associates, L.L.C. (previously filed as Exhibit 10.28 to the Registrant’s Amendment No. 2 to Form S-1, filed June 7, 1999, and incorporated herein by reference).

10.3.2	Master Lease Agreement dated as of June 15, 1999, by and between the Registrant and Comdisco, Inc. (previously filed as Exhibit No. 4 to the Registrant’s Amendment No. 4 to Form S-1, filed June 29, 1999, and incorporated herein by reference).

Exhibit No.	Description

10.3.3	Lease Amendment and Termination Agreement, made February 4, 2002, by and between the Registrant, as Tenant, and Oakland City Center LLC, as Landlord (previously filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).

Ask Jeeves U.K. Documents

10.4.1	Agreement Relating to the Sale and Purchase of the Entire Issued Share Capital of Carlton & Granada Internet Limited, dated as of February 7, 2002, by and among the Registrant, Carlton Communications PLC, Granada Media Group Limited, Carlton & Granada Internet Limited, Ask Jeeves (Jersey) Limited and Ask Jeeves International, Inc. (previously filed as Exhibit 2.1 to the Registrant’s Form S-3, filed March 6, 2002, and incorporated herein by reference).

10.4.2	Further Supplemental Partnership Deed relating to Ask Jeeves UK, dated February 14, 2002, by and among the Registrant, Carlton Communications PLC, Granada Media Group Limited, Carlton & Granada Internet Limited, Ask Jeeves (Jersey) Limited, Ask Jeeves International Inc. and Ask Jeeves UK (previously filed as Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q, filed April 30, 2002, and incorporated herein by reference).

10.4.3	Tax Deed relating to the acquisition of the entire issued share capital of Carlton & Granada Internet Limited, dated March 6, 2002, by and among the Registrant, Carlton Communications PLC and Granada Media Group Limited (previously filed as Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q, filed April 30, 2002, and incorporated herein by reference).

10.4.4*	Underlease, dated March 15, 2000, by and between City & General (West End) Limited and the Ask Jeeves UK Partnership.

Japanese Joint Venture Documents

10.5.1*‡	Joint Venture Agreement by and between Trans Cosmos Inc. USA Pacific Holdings Company III, and Ask Jeeves International, Inc., dated as of August 31, 2000.

10.5.2.1*‡	Distribution and License Agreement by and between Ask Jeeves International, Inc., Ask Jeeves Japan Co., Ltd., the Registrant, and Trans Cosmos, Inc., dated as of August 31, 2000.

10.5.2.2*‡	Amendment No. 1 to the Distribution and License Agreement by and between Ask Jeeves International, Inc. and Kabushiki Kaisha Ask Jeeves Japan, dated as of December 1, 2000.

Exhibit No.	Description

10.5.2.3*‡	Amendment No. 2 to the Distribution and License Agreement by and between Ask Jeeves International, Inc. and Kabushiki Kaisha Ask Jeeves Japan, dated as of January 1, 2002.

Warrants to Purchase Common Stock of the Registrant

10.6.1	Warrant to purchase 15,000 shares of Common Stock granted by the Registrant to Antenna Group Provided, dated as of June 30, 1998 (previously filed as Exhibit 4.3 to the Registrant’s Amendment No. 1 to Form S-1, filed May 10, 1999, and incorporated herein by reference).

10.6.2	Warrant to purchase 105,000 shares of Common Stock granted by the Registrant to Boris Katz, dated as of July 26, 2001 (previously filed as Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).

10.6.3	Warrant to purchase 70,000 shares of Common Stock granted by the Registrant to Patrick Winston, dated as of July 26, 2001 (previously filed as Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).

Registration Rights Agreements

10.7.1	Form of Registration Rights Agreement, between the Registrant and Stockholders of Net Effect Systems, Inc. (previously filed as Exhibit 10.35 to the Registrant’s Amendment No. 1 to Form S-1, filed February 23, 2000, and incorporated herein by reference).

10.7.2	Registration Rights Agreement, dated September 10, 2001, by and between the Registrant and the multiple parties listed therein (previously filed as Exhibit 10.44 to the Registrant’s Current Report on Form 8-K, filed September 17, 2001, and incorporated herein by reference).

Miscellaneous

10.8.1‡	Advertising Services Agreement, dated July 17, 2002, by and between the Registrant and Google, Inc. (previously filed as Exhibit 10.52 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2002, and incorporated herein by reference).

10.8.2*‡	Amendment Number One to the Advertising Services Agreement, dated October 23, 2002, by and between the Registrant and Google, Inc.

10.9*‡	Agreement by and between the Registrant and The Wodehouse No. 3 Trust, dated as of January 1, 2000.

10.10.1*‡	DART™ Service Agreement for Publishers by and between DoubleClick Inc. and the Registrant, effective as of March 31, 1999.

Exhibit No.	Description

10.10.2*‡	Addendum No. 1 to DART Service Agreement for Publishers by and between DoubleClick Inc. and the Registrant, effective as of October 1, 2000.

10.10.3*‡	Addendum No. 2 to DART Service Agreement for Publishers by and between DoubleClick Inc. and the Registrant, effective as of March 30, 2001.

10.10.4*‡	DFP Extension Addendum No. 3 to DART Service Agreement for Publishers by and between DoubleClick Inc. and the Registrant, effective as of November 1, 2002.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP, Independent Auditors.

24.1*	Powers of Attorney. (Included in this Annual Report under the caption “Signatures and Powers of Attorney”.)

99.1*	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Denotes a management contract or compensatory plan.

‡	Portions of this exhibit were omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.