Form 10-Q
period 2003-03-31
ASK JEEVES INC
filed 2003-05-02
CIK 1054298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-26521

Ask Jeeves, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3334199
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

5858 Horton St., Suite 350, Emeryville, CA 94608

(Address of principal executive offices, including zip code)

(510) 985-7400

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      The number of shares outstanding of the registrant’s Common Stock as of April 29, 2003 was 43,400,414.

The Exhibit Index begins on page 42.

ASK JEEVES, INC.

Cautionary Note regarding Forward-Looking Statements

      In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders. Many important factors that could cause such a difference are described in this Quarterly Report under the caption “Risk Factors” as well as in our most recent Annual Report on Form 10-K under the captions “Competition,” “Proprietary Rights” and “Risk Factors,” all of which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this report.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

ASK JEEVES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2003	2002

	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$31,848	$27,613
Marketable securities	7,289	5,762
Restricted cash and marketable securities	11,065	11,065

Total cash, cash equivalents and marketable securities	50,202	44,440
Accounts receivable, net	9,436	9,554
Prepaid expenses and other current assets	2,679	2,634

Total current assets	62,317	56,628
Property and equipment, net	10,127	11,306
Intangible assets, net	2,419	2,948
Other long-term assets	1,275	1,294

Total assets	$76,138	$72,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$10,326	$8,487
Accrued compensation and related expenses	3,772	4,163
Accrued restructuring costs	2,060	1,907
Deferred revenue	9,242	10,790
Deferred gain on joint venture	—	6,226
Borrowings under line of credit	11,000	11,000

Total current liabilities	36,400	42,573
Other liabilities	326	326

Total liabilities	36,726	42,899
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 42,871,824 and 41,418,334 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	728,021	725,366
Deferred stock compensation	(5)	(7)
Accumulated deficit	(689,044)	(696,735)
Accumulated other comprehensive income	440	653

Total stockholders’ equity	39,412	29,277

Total liabilities and stockholders’ equity	$76,138	$72,176

See accompanying notes to the condensed consolidated financial statements.

ASK JEEVES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended

	March 31, 2003	March 31, 2002

Revenues:
Web Properties	$21,584	$10,804
Jeeves Solutions(1)	3,578	5,273

Total revenues	25,162	16,077
Cost of revenues:
Web Properties	5,038	3,699
Jeeves Solutions	1,190	2,046

Total cost of revenues	6,228	5,745

Gross profit	18,934	10,332
Operating expenses:
Product development	4,296	5,774
Sales and marketing	8,169	10,033
General and administrative	4,281	4,146
Impairment of long-lived assets	—	2,231
Restructuring costs	466	—

Total operating expenses	17,212	22,184

Operating income (loss)	1,722	(11,852)
Gain on acquisition of joint venture	6,124	974
Interest and other income, net	180	439

Net income (loss) before income tax provision	8,026	(10,439)
Income tax provision	335	—

Net income (loss)	$7,691	$(10,439)

Net income (loss) per share:
Basic	$0.18	$(0.26)

Diluted	$0.16	$(0.26)

Weighted average shares outstanding:
Basic	42,197,514	39,517,426

Diluted	48,619,325	39,517,426

(1) Revenues from related parties	$1,131	$2,772

      See accompanying notes to the condensed consolidated financial statements.

ASK JEEVES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended

	March 31,	March 31,
	2003	2002

Operating activities
Net income (loss)	$7,691	$(10,439)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,026	2,419
Stock-based compensation	34	41
Amortization of goodwill and intangible assets	529	563
Impairment charge for long-lived assets	—	2,231
Gain on acquisition of joint venture	(6,124)	(974)
Changes in operating assets and liabilities:
Accounts receivable	118	(477)
Prepaid expenses and other assets	(26)	(436)
Accounts payable and other accrued liabilities	2,072	(3,068)
Accrued compensation and related expenses	452	(536)
Accrued restructuring costs	153	(16,916)
Deferred revenue	(1,548)	(2,445)

Net cash provided by (used in) operating activities	5,377	(30,037)
Investing activities
Purchases of property and equipment	(847)	(438)
Purchases of marketable securities	(1,544)	—
Redemption of restricted marketable securities	—	13,700
Redemption of marketable securities	—	5,319
Business combinations, net of cash	(102)	5,481

Net cash provided by (used in) investing activities	(2,493)	24,062
Financing activities
Issuance of common stock	1,780	748
Repayment of capital lease obligations	(233)	(220)

Net cash provided by financing activities	1,547	528

Effect of exchange rate changes on cash and cash equivalents	(196)	14

Increase (decrease) in cash and cash equivalents	4,235	(5,433)
Cash and cash equivalents at beginning of period	27,613	33,125

Cash and cash equivalents at end of period	$31,848	$27,692

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for acquisition of joint venture	$—	$1,250

Interest paid	$821	$183

See accompanying notes to the condensed consolidated financial statements.

ASK JEEVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

      Ask Jeeves, Inc. (“Ask Jeeves” or the “Company”) is a provider of Web-based search and self-service technologies. The Company creates a search experience focused on understanding users’ specific needs and interests and connecting them to the most relevant information, products and services.

      The Company’s Web Properties division administers its own Web site search results at Ask.com, Ask.co.uk, Teoma.com and AJKids.com. It generates revenue in two ways: first by offering advertisers a variety of targeted tools for promoting their products to the Company’s broad user base; and second, by syndicating its search results and ad products to third party Web sites, including portals, infomediaries, and content and destination Web sites.

      The Company’s Jeeves Solutions division offers software and services to its corporate customers. Jeeves Solutions’ core software application, JeevesOne, allows corporate customers to add its intuitive search engine to their corporate Internet or intranet sites. With the purchase of additional modules, JeevesOne allows users to search and access a variety of linked enterprise systems and legacy databases. With the addition of Jeeves Analytics, the Company’s corporate customers can learn about their users’ behavior, interests and usage trends so as to serve the needs of their customers.

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

      The accompanying condensed consolidated financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 are unaudited but include all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair statement of the consolidated financial position, operating results and cash flows as of the interim date and for the periods presented. Results for the interim period ended March 31, 2003 are not necessarily indicative of results for the entire fiscal year or future periods. The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

ASK JEEVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income (Loss) Per Share

      Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options and warrants. Potentially dilutive securities have been excluded from the computation of diluted net loss per share, as their effect is antidilutive.

Stock-based Compensation

      The Company accounts for employee stock options using the intrinsic value method and makes the required pro forma disclosures as if the fair value method had been used. Compensation expense based on the difference, if any, on the measurement date (generally the date of grant) between the estimated fair value of the Company’s stock and the exercise price of options to purchase that stock is amortized over the vesting period of the related option using the graded vesting method.

      Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans, calculated using the Black Scholes valuation model, the Company’s net income (loss) and basic and diluted net income (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended

	March 31, 2003	March 31, 2002

Net income(loss), as reported	$7,691	$(10,439)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for ESPP	(107)	(69)
Total stock-based employee compensation expense determined under fair value based method for stock options	(1,590)	(605)

Net income(loss), pro forma	$5,994	$(11,113)

Net income(loss) per share:
Basic, as reported	$0.18	$(0.26)
Basic, pro forma	$0.14	$(0.28)
Diluted, as reported	$0.16	$(0.26)
Diluted, pro forma	$0.12	$(0.28)

Recent Accounting Pronouncements

      In July 2002, the Financial Accounting Standards Board (or, FASB) issued Statement of Financial Accounting Standards (or, SFAS) No. 146, Accounting for Costs Associated with Exit and Disposal Activities. This statement supercedes the accounting for exit and disposal activities under Emerging Issues Task Force (or, EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Commitment to a plan to exit an activity or dispose of long-lived assets is no longer sufficient to record a one-time charge for most anticipated costs. Instead, SFAS 146 requires exit or disposal costs be recorded when they are “incurred” and can be measured at fair value. SFAS 146 further requires that the recorded liability be adjusted for changes in estimated cash flows. The

ASK JEEVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Previously issued financial statements cannot be restated for the effect of the provisions of SFAS 146 and liabilities previously recorded under EITF Issue No. 94-3 are grandfathered. The Company adopted SFAS 146 on January 1, 2003 and it did not have an impact on the Company’s consolidated financial statements.

      In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe EITF Issue No. 00-21 will have a material impact on its consolidated financial statements.

      During November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for a guarantor in its interim and annual financial statements regarding its obligations under guarantees issued. It also clarifies that at the time a guarantee is issued, the guarantor must recognize an initial liability for the fair value of the obligations it assumes under the guarantee and must disclose that information in its financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements apply to guarantees outstanding as of December 31, 2002. The Company adopted the provisions of FIN 45 as of January 1, 2003. See further discussion regarding indemnifications in Note 3.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. This statement amends Statement 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted Statement 148 effective January 1, 2003.

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation 46 Consolidation of Variable Interest Entities. The interpretation defines variable interest entities as those in which equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or entities in which equity investors lack certain essential characteristics of a controlling financial interest. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity. The primary beneficiary is required to consolidate the financial position and results of operations of the variable interest entity. The interpretation applies immediately to interests in variable interest entities acquired after January 31, 2003 and for the first fiscal year or interim period beginning after June 15, 2003 for interests previously acquired in such entities. The Company believes that adoption of this statement will not have a material effect on its consolidated financial statements.

ASK JEEVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

      Certain prior period balances have been reclassified to conform to the current year presentation. The reclassifications did not affect previously reported net income or loss.

2. ACQUISITION OF ASK JEEVES UK

      In February 2002, the Company acquired the entire outstanding equity interests in Ask Jeeves UK. Previously, the Company held a fifty percent interest in Ask Jeeves UK, a joint venture partnership with Carlton Communications PLC and Granada Media Group Limited, that was formed to market the Company’s search and self-service technologies and services in the United Kingdom. The Company acquired full ownership of Ask Jeeves UK to enhance the synergies that exist between the U.S. and U.K. operations. The acquisition was accounted for as a purchase business combination and accordingly, the consolidated financial statements include the operating results of Ask Jeeves UK from the date of acquisition.

      During the quarter ended March 31, 2003, the Company recognized a gain of $6.1 million in connection with this transaction. This amount represents the fair value of net assets the Company recorded in excess of the consideration paid upon the acquisition of the remaining outstanding equity interests in its joint venture which were deferred due to a contingent payment obligation in the Company’s agreement with its former partners. The gain was recognized as other income when the contingent payment obligation to the former partners expired in March 2003.

      During the first quarter of 2002, the Company recognized a gain of $974,000 representing the remaining balance of deferred license fees paid to it by Ask Jeeves UK, for a licensing arrangement that was terminated when the Company acquired the entity. The gain was recognized as other income.

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

      On October 25, 2001, a putative class action lawsuit captioned Leonard Turroff, et al. vs Ask Jeeves, Inc., et al. was filed against the Company and two of the Company’s officers and directors (collectively the “Individual Defendants”) in the United States District Court for the Southern District of New York. Also named as defendants were Morgan Stanley & Co., Inc., FleetBoston Robertson Stephens, Goldman Sachs & Co., U.S. Bancorp Piper Jaffray, and Dain Rauscher, Inc., the underwriters of the Company’s initial public offering. The complaint alleges violations of Section 11 of the Securities Act of 1933 against all defendants, and violations of Section 15 of the Securities Act against the Individual Defendants in

ASK JEEVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Continued)

3. COMMITMENTS AND CONTINGENCIES (Continued)

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

      On May 2, 2002, a stockholder derivative lawsuit was filed in the Superior Court of California, County of Alameda, titled Brenner v. Strauch et al. The lawsuit purported to be filed on behalf of the Company, asserting claims against the officers and directors at the time of the Company’s IPO. Also named as defendants were Morgan Stanley & Co., Inc., and FleetBoston Robertson Stephens, the underwriters of the Company’s IPO. The complaint alleged breach of fiduciary duty, negligence, an unjust enrichment of the named officers and directors, for acquiescing and/or conspiring with the underwriter defendants in underpricing the IPO. Upon Defendants’ motion, the lawsuit was transferred to the U.S. District Court in Northern California. On October 31, 2002, the Court dismissed the lawsuit, with prejudice. The plaintiff has appealed and the case has been consolidated with similar derivative actions. Appellate briefing will occur from late March to early May 2003.

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

Indemnifications

      While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees do not represent significant commitments or contingent liabilities of the indebtedness of others. Accordingly, the Company has not recorded a liability related to indemnification provisions.

4. RESTRUCTURING

      In the quarter ended March 31, 2003, the Company implemented certain restructuring actions to better align its cost structure with the current and anticipated levels of business activities. These actions resulted in restructuring charges of approximately $466,000 relating to workforce reductions totaling 31 positions. These charges included employee termination costs consisting of wage continuation, advance notice pay, medical benefits, and outplacement costs. As of March 31, 2003, all of the affected employees had been notified and the terminations were either completed or will be completed within 60 days of the notification date. The following table sets forth the restructuring activity during the three months ended March 31, 2003 and 2002, respectively (in thousands).

	Accrued			Accrued
	Restructuring			Restructuring
	Costs,	Restructuring		Costs,
	Beginning of Period	Charges	Cash Paid	End of Period

Three months ended March 31, 2003
Facility exit costs	$1,883	$—	$(187)	$1,696
Severance and professional fees	24	466	(126)	364

Total	$1,907	$466	$(313)	$2,060

ASK JEEVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Continued)

4. RESTRUCTURING (Continued)

	Accrued			Accrued
	Restructuring			Restructuring
	Costs,	Restructuring		Costs,
	Beginning of Period	Charges	Cash Paid	End of Period

Three months ended March 31, 2002
Facility exit costs	$18,119	$—	$(16,698)	$1,421
Severance and professional fees	310	—	(218)	92

Total	$18,429	$—	$(16,916)	$1,513

5. LINE OF CREDIT

      The Company has a revolving line of credit with a bank in the amount of $15.0 million. The line of credit expires on July 1, 2003, unless extended. Borrowings under the line of credit bear fixed rate interest from the date of borrowing at LIBOR plus 0.5% (2.6% at March 31, 2003). All borrowings are collateralized by an equal amount of the Company’s marketable securities. Borrowings under the line are subject to various covenants. As of March 31, 2003, $11.0 million was outstanding under the line of credit. Additionally, standby letters of credit of approximately $65,000, which are being maintained as security for performance under various obligations, were issued and outstanding under the line of credit.

6. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

      For management reporting purposes, the Company is divided into two business segments, Web Properties and Jeeves Solutions. Results of operations for these business divisions include revenues, cost of revenues, gross profit and operating income (loss) information as provided to the Company’s Chief Executive Officer (CEO), who is the Chief Operating Decision Maker. Summarized financial information by segment for the three-month periods ended March 31, 2003 and 2002, as reported to the CEO is as follows (in thousands):

	Web	Jeeves
Three months ended:	Properties	Solutions	Other	Total

	(unaudited)
March 31, 2003
Revenues	$21,584	$3,578	$—	$25,162
Cost of revenues	5,038	1,190	—	6,228

Gross profit	$16,546	$2,388	$—	$18,934
Segment income (loss) from operations	$4,422	$(1,057)	$—	$3,365
Unallocated corporate operating expense	—	—	(1,643)	(1,643)

Total operating income				$1,722

ASK JEEVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Continued)

6. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

	Web	Jeeves
Three months ended:	Properties	Solutions	Other	Total

	(unaudited)
March 31, 2002
Revenues	$10,804	$5,273	$—	$16,077
Cost of revenues	3,699	2,046	—	5,745

Gross profit	$7,105	$3,227	$—	$10,332
Segment loss from operations	$(4,847)	$(4,170)	$—	$(9,017)
Unallocated corporate operating expense	—	—	(2,835)	(2,835)

Total operating loss				$(11,852)

      The Company provides its search and self-service technologies services internationally both directly and through its joint ventures. Attribution of revenues by geographic region is based on the country in which the customer is domiciled. Geographic information on revenue is as follows (in thousands):

	Three Months Ended

	March 31, 2003	March 31, 2002

	(unaudited)
North America	$18,049	$11,162
United Kingdom	5,982	3,784
Japan	1,131	1,131

Total	$25,162	$16,077

      Included in revenues are amounts from related parties of $1,131,000 and $2,772,000 for the three months ended March 31, 2003 and 2002, respectively.

8. COMPREHENSIVE INCOME (LOSS)

      The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended

	March 31, 2003	March 31, 2002

	(unaudited)
Net income (loss)	$7,691	$(10,439)
Other comprehensive income:
Change in unrealized gain on investments	(17)	(242)
Foreign currency translation adjustment	(196)	14

Comprehensive income (loss)	$7,478	$(10,667)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q. All statements in the following discussion that are not reports of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note.

OVERVIEW

      Ask Jeeves provides Web-based search and self-service technologies. We create a search experience focused on understanding users’ specific needs and interests and connecting them to the most relevant information, products and services.

      Our Web Properties division administers our own Web search sites results at Ask.com, Ask.co.uk, Teoma.com and AJKids.com. It generates revenue in two ways: first, by offering advertisers a variety of targeted and effective tools for promoting their products to our broad user base and second, by syndicating our search results and ad products to third party Web sites, including portals, infomediaries, and content and destination Web sites. Types of advertising range from banner ads to more advanced keyword products, in which we receive a fee for either displays or our click-throughs on a link to an advertiser’s product offering in response to users’ pertinent questions. We believe the combination of our broad user base and our comprehensive suite of keyword targeted advertising products enables us to offer advertisers an efficient and effective method of reaching online audiences.

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

      In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our management has reviewed these critical accounting policies and related disclosures with our Audit Committee. See the Notes to our Condensed Consolidated Financial Statements, which contain additional information regarding our accounting policies and other disclosures required by GAAP.

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

      Our branded advertising ranges from traditional advertising units such as banners, towers and interstitials to dynamic animated placements through our branded animation service and highly targeted graphic units through our branded response product. Branded advertising is generally sold on a cost per impression basis with the revenue derived from such arrangements recognized during the period that the service is provided, provided that no significant obligations remain at the end of the period. Such obligations typically include the guarantee of a minimum number of “impressions” or times that an advertisement appears in pages viewed by users of our online properties. To the extent the minimum guaranteed impressions are not delivered, we defer recognition of the corresponding revenue until the remaining guaranteed impressions levels are achieved.

      Our premier listings and other paid placement products are text messages that are designed to simply connect users interested in a particular product or service with an advertiser offering that product or service at the exact moment users need the information, much like a Yellow Pages listing. With these products, advertisers typically pay only for performance, so these revenues are generated when a user clicks on the answer that links to a merchant’s Web site on a cost per click, or CPC basis. Alternatively, we may recognize revenue on a revenue-sharing basis when the paid placement service is offered through one of our third party providers.

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

      We recognize software license revenues in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition” or SOP 97-2, as amended by Statement of Position 98-9. SOP 97-2 provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair value of the elements. Under SOP 97-2, the determination of fair value is based on the objective evidence that is specific to the vendor. We utilize the residual method under which revenue is allocated to the undelivered element, based on vendor specific evidence of fair value and the residual amounts of revenue allocated to the delivered element.

      We recognize license revenues at the end of the core implementation period if implementation services are included in the original license arrangement and are considered to be essential to the functionality of the software. Even where we have a signed license agreement for the purchase of our software and have delivered the software, when we do the implementation, license revenue recognition depends on whether we have begun core implementation. For license agreements under which we have no implementation responsibility, or where implementation is not considered to be essential to the functionality of the software, we recognize revenue upon delivery of the software. Examples of situations under which we have no implementation responsibility include additional license sales to existing customers or customers who elect to use internal or third party resources to implement the software. In software license arrangements where a service element is critical to the functionality of the software, license, implementation and service fees are recognized ratably over the life of the arrangement, commencing upon service implementation. License payments from our joint venture are recorded as deferred revenue and are being recognized as revenues on a straight-line basis over a four year period.

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

Legal Contingencies

      We are involved currently in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. See Note 3 of Notes to Condensed Consolidated Financial Statements for a description of the Company’s material legal proceedings.

Income Tax

      As of December 31, 2002, we had net operating loss carryforwards of approximately $211.0 million and $83.0 million available to reduce future federal and state taxable income, respectively. These net operating loss carryforwards are carried on our balance sheet as a deferred tax asset, but due to the uncertainty surrounding the timing of realizing the benefits of our deferred tax assets from our net operating loss carryforwards in future years, we have recorded a 100% valuation allowance against our deferred tax assets. Financial Accounting Statement Standard No. 109, “Accounting for Income Taxes” or SFAS 109 requires that a valuation allowance be set up to reduce a deferred tax asset to the extent it is more likely than not that the related tax benefits will not be realized. In order for a company to realize the tax benefits associated with a net operating loss, it must have taxable income within the applicable carryback or carryfoward periods. Sources of taxable income that may allow for the realization of those tax benefits include taxable income in the current year or prior years that is available though a carryback claim; future taxable income that will result from the reversal of existing taxable temporary differences, (i.e. the reversal of deferred tax liabilities); and future taxable income generated by future operations.

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

      We believe that our losses in recent years and deficit in stockholder’s equity present negative evidence that required a valuation allowance to be recorded to reduce to zero the deferred tax asset associated with the net operating losses and temporary differences. Accordingly, we have not taken a benefit for that asset. If we generate taxable income in 2003, this would be positive evidence that could allow us to release a portion of the valuation allowance set up against the asset. However, since we still have losses in recent years and because there is no other compelling positive evidence, we believe that it would not be appropriate for us to release any more of the valuation than can be utilized in 2003.

RESULTS OF OPERATIONS

Revenues

	Three Months Ended March 31,

(dollars in thousands)	2003	Change	2002

Web Properties revenue	$21,584	99.8%	$10,804
Percentage of total revenues	85.8%		67.2%
Jeeves Solutions revenue	$3,578	(32.1)%	$5,273
Percentage of total revenues	14.2%		32.8%
Total revenue	$25,162	56.5%	$16,077

      Our revenues are derived from our two business divisions. Web Properties revenues are related to our Internet search services and to the syndication of Web search services to third party Web sites. Jeeves Solutions revenues are related to the sales of our software and service products to corporations. Total revenues for the first quarter of 2003 grew 56.5% as compared with the first quarter of 2002.

Web Properties Revenue

      Total Web Properties revenues for the first quarter of 2003 increased 99.8% over the first quarter of 2002. This growth reflects activity in both the U.S. and U.K. markets. Growth in the U.K. was partially attributable to the inclusion of the entire quarter of U.K. results, as opposed to a partial quarter in 2002, due to its acquisition in February 2002. Our revenues from this division consist of three main categories: (1) sales of paid placement products; (2) branded advertising; and (3) paid inclusion. The following table presents sales for each product line, split between the U.S. and the U.K.

	Three Months Ended March 31,

(dollars in thousands)	2003	Change	2002

Paid Placement:
U.S.	$11,209	182.9%	$3,962
U.K.	4,133	320.4%	983

Total Paid Placement	15,342	210.3%	4,945

Branded Advertising:
U.S.	3,936	(15.8)%	4,675
U.K.	1,845	58.0%	1,168

Total Branded Advertising	5,781	(1.1)%	5,843

Paid Inclusion:
U.S.	457	2,756.3%	16
U.K.	4	—	—

Total Paid Inclusion	461	2,781.3%	16

Total Web Properties	$21,584	99.8%	$10,804

Total:
U.S.	15,602	80.3%	8,653
U.K.	5,982	178.1%	2,151

Total Web Properties	$21,584	99.8%	$10,804

      Paid placement revenues in the first quarter of 2003 grew significantly over the first quarter of 2002, driven by strong growth in revenue from our paid placement and paid listings products. Paid placement benefited from improvements in both unit volumes and unit pricing, as well as better revenue sharing terms from our current primary paid links provider, Google, Inc. Paid placement revenues in the U.K. were also impacted by the inclusion of the full quarter results in 2003, as compared with 2002. Additionally, revenues from our premier listings product grew significantly in the first quarter of 2003, as compared with the year ago quarter when this product was first launched.

      Branded advertising revenues were approximately flat company wide, with a slight decline in the U.S., which was partially offset by growth in the U.K. Advertising sales in the U.S. decreased due to the discontinuation of banners and interstitials on Ask.com beginning in the fourth quarter of 2002. This decrease was partially offset by the continued growth of our branded response product. The increase in U.K. revenues was due to the inclusion of the U.K. results for the full first quarter of 2003, as compared with only being included for a partial period as a result of our acquisition of the property in the year ago quarter, as well as growth across all U.K. advertising products.

      Revenues from paid inclusion showed strong percentage growth from the small base of the first quarter of 2002 when it was initially launched. We expect revenues from this product to ramp slowly due to the nature of this product’s revenue model, which recognizes fees gradually over the service periods that typically run one year.

      For the second quarter of 2003, we expect revenues to decrease slightly as compared with the first quarter. We believe that our traffic corresponds with overall Internet usage, which declines slightly in the second quarter heading into the summer months. We anticipate that the decline in overall traffic will be somewhat offset by increases in the percentage of our traffic that produces revenue for us and by increases in the average price we charge for our products and services. We intend to continue to seek increased Web traffic by improving the relevance of our search answers and, thereby, increasing user satisfaction.

Jeeves Solutions Revenue

      Total Jeeves Solutions revenue for the first quarter of 2003 decreased 32.1% as compared with the first quarter of 2002. Revenues from this division consist of license and services revenue. The following table presents sales from each category and to corporate customers and our joint venture partners.

	For the Three Months Ended
	March 31,

(dollars in thousands)	2003	Change	2002

Licenses:
Corporate	$687	150.7%	$274
Japan	1,131	—	1,131
UK	—	100.0%	1,606

Total licenses	1,818	(39.6)%	3,011

Services:
Corporate	1,760	(21.0)%	2,227
UK	—	(100.0)%	35

Total services	1,760	(22.2)%	2,262

Total Jeeves Solutions	$3,578	(32.1)%	$5,273

Total:
Corporate	2,447	(2.2)%	2,501
Japan	1,131	—	1,131
UK	—	(100.0)%	1,641

Total Jeeves Solutions	$3,578	(32.1)%	$5,273

      License revenues decreased in the first quarter of 2003 as compared with 2002. This was due to the termination of the license arrangement with our U.K. joint venture, which we acquired in early 2002. This was partially offset by increased licensing to corporate customers.

      Services revenues were lower in the first quarter of 2003 compared to 2002, almost entirely due to reductions in spending from corporate customers. Services to corporate customers decreased as demand for services was impacted by the decrease in information technology spending.

      We expect the market for corporate information technology to continue to be weak with extended sales cycles for the foreseeable future. For the second quarter of 2003, we anticipate revenue to be approximately $3.0 million, decreasing from the first quarter of 2003. However, we plan to continue to develop Jeeves Solutions’ product offerings to meet the needs of our customers, so that we will be well positioned when corporate spending on technology recovers.

Gross Margin

	Three Months Ended March 31,

(dollars in thousands)	2003	Change	2002

Web Properties gross profit	$16,546	132.9%	$7,105
Web Properties gross margin	76.7%		65.8%
Jeeves Solutions gross profit	$2,388	(26.0)%	$3,227
Jeeves Solutions gross margin	66.7%		61.2%
Total gross profit	$18,934	83.3%	$10,332
Total gross margin	75.2%		64.3%

Web Properties Gross Margin

      Cost of revenues for our Web Properties division consists primarily of costs related to traffic acquisition and the delivery of our search results. Costs to acquire traffic to our Web sites include revenue-based payments and similar arrangements with third parties who direct traffic to our properties. Costs related to delivering our search results include depreciation of Web site equipment, hosting and ad server management, salaries and related personnel costs and amortization charges related to technology acquired in certain of our business combinations.

      Gross margin percentage for Web Properties increased in the first quarter of 2003 due to the increase in revenue. On a dollar basis, cost of revenues increased $1.3 million to $5.0 million in the first quarter of 2003 as compared with the first quarter of 2002, reflecting increased traffic acquisition costs associated with the higher levels of traffic, partially offset by decreases in compensation-related costs and facilities charges relating to our restructuring activities. Additionally, cost of revenues in 2002 only includes expenses from the date of our acquisition of the U.K. property in February 2002.

      We expect Web Properties gross margin in the second quarter of 2003 to be similar to the first quarter of 2003, consistent with our expectations for similar levels of revenue.

Jeeves Solutions Gross Margin

      Cost of revenues for our Jeeves Solutions division consists primarily of salaries and related personnel costs and other direct costs of providing consulting and licensing to our corporate customers. Cost of revenues for Jeeves Solutions also includes amortization charges related to technology acquired in certain of our business combinations.

      Gross margin percentage for Jeeves Solutions increased in the first quarter of 2003 due entirely to the decrease in cost of revenues. On a dollar basis, cost of revenues decreased $856,000 to $1.2 million in the first quarter of 2003 as compared with the first quarter 2002. The decrease is reflective of significant decreases in salary and related costs resulting from the decrease in revenue levels and to the reduced personnel needs due to our migration to the JeevesOne software platform, which is less labor intensive than our hosted product.

      We expect Jeeves Solutions gross margin in the second quarter of 2003 to be similar to the first quarter of 2003.

Companywide Operating Expenses

	Three Months Ended March 31,

(dollars in thousands)	2003	Change	2002

Product development	$4,296	(25.6)%	$5,774
Percentage of total revenues	17.1%		35.9%
Sales and marketing	$8,169	(18.6)%	$10,033
Percentage of total revenues	32.5%		62.4%
General and administrative	$4,281	3.3%	$4,146
Percentage of total revenues	17.0%		25.8%

Product Development Expenses

      Product development expenses consist primarily of salaries and related personnel costs, consultant fees and expenses related to the design, development, testing and enhancement of our technology and services. To date, all software development costs have been expensed as incurred.

      Decreased compensation and compensation-related costs, and the use of consultants comprise the majority of the dollar decrease in the first quarter of 2003 compared to the first quarter of 2002. This decrease resulted from our focus on key, strategic areas of product development to support our business plan and reduction in the number of product development initiatives that are not essential to delivering future financial results. Further, we reached several significant product release milestones in the Jeeves Solutions division, including the extension of JeevesOne to additional platforms in 2002, which decreased our need for consultants and other product development expenses.

Sales and Marketing Expenses

      Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses as well as advertising and promotional expenditures.

      The decrease in sales and marketing expenses in the first quarter of 2003 reflects decreased compensation costs, resulting from actions we have taken to control costs and align our infrastructure needs with the business. Further cost control measures in variable spending areas such as advertising and marketing collateral also contributed to the decline. These decreases were partially offset by increases in direct marketing as we implemented more targeted marketing initiatives, and incentive compensation reflecting the increased revenues.

      We expect sales and marketing expenses in the second quarter of 2003 to increase, both on a dollar basis and as a percentage of revenue, relative to the first quarter of 2003. During the first quarter of 2003, we began the testing of marketing campaigns to promote both branding and traffic generation, and we expect to expand those campaigns in the second quarter after we have evaluated the results of the tests.

General and Administrative Expenses

      General and administrative expenses consist of costs for general corporate functions including depreciation and other facilities charges, and insurance. Also included is the provision for doubtful accounts, various accounting, investor relations and legal costs associated with operating our business, and administrative function salaries.

      Expenses were essentially flat in the first quarter of 2003 as compared with the first quarter of 2002. Slightly higher expenses relating to general corporate costs such as insurance were partially offset by improved quality of accounts receivables, resulting in decreases in bad debt expenses.

	Three Months Ended
	March 31,

(dollars in thousands)	2003	Change	2002

Impairment of long-lived assets	$—	(100.0)%	$2,231
Restructuring costs	$466	—	$—

Impairment of Long-lived Assets

      During the first quarter of 2002, we recorded impairment charges totaling $2.2 million related to computer equipment and software, furniture and fixtures that we disposed of or were no longer in use. There were no similar charges in the first quarter of 2003.

Restructuring Costs

      In the quarter ended March 31, 2003, we implemented certain restructuring actions to better align our cost structure with the current and anticipated levels of business activities. These actions resulted in restructuring charges of approximately $466,000 relating to workforce reductions totaling 31 positions. As of March 31, 2003, all of the affected employees had been notified and the terminations were completed or will be completed within 60 days of the notification date. There were no similar charges in the first quarter of 2002.

	Three Months Ended
	March 31,

(dollars in thousands)	2003	Change	2002

Gain on acquisition of joint venture	$6,124	528.7%	$974
Interest and other income (expense), net	$180	(59.0)%	$439

Gain on Acquisition of Joint Venture

      During the quarter ended March 31, 2003, we recognized a gain of $6.1 million. This amount represents the fair value of net assets we recorded in excess of the consideration paid upon the acquisition of the remaining outstanding equity interests in our joint venture, Ask Jeeves UK, which had been deferred due to a contingent payment obligation in our agreement with our former partners. The gain was recognized as other income when the contingent payment obligation to the former partners expired in March 2003.

      During the first quarter of 2002, we recognized a gain of $974,000 representing the remaining balance of deferred license fees paid to us by Ask Jeeves UK, for a licensing arrangement that was terminated when we acquired the entity. The gain was recognized as other income.

Interest and Other Income (Expense)

      Interest income was $276,000 for the three months ended March 31, 2003 and $514,000 for the comparable year ago quarter. Interest income relates primarily to interest earned on fixed income securities and correlates with the average balance of those investments and prevailing interest rates. The decrease in interest income in the first quarter of 2003 compared with the first quarter 2002 relates to decreases in both average balances and prevailing interest rates during the year. Interest expense was $82,000 for the three months ended March 31, 2003 compared to $183,000 for the first quarter of 2002. The decrease in interest expense is attributable to the decreased interest rate incurred on borrowings under our line of credit. In addition to interest income and expense, during the three months ended March 31, 2002, we recorded a gain of $125,000 from sales of investment securities.

Income Tax Provision

	Three Months Ended
	March 31,

(dollars in thousands)	2003	Change	2002

Income tax provision	$335	—	$—

      We recorded a tax provision in the first quarter of 2003 relating to statutory income in the U.K. There were no similar charges in the year ago period, as we had no taxable income.

Seasonality and Quarterly Fluctuations In Operating Results

      Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. Factors that may adversely affect our results of operations include:

•	our ability to obtain new advertising contracts, maintain existing ones, and effectively manage our advertising inventory;

•	the number of questions asked and answered on our Web sites and on the Web sites of our corporate customers;

•	our ability to attract and retain advertisers and our ability to link our advertisers to potential customers;

•	rate changes for advertising on our Web sites;

•	marketing expenses and technology infrastructure costs as well as other costs that we may incur as we expand our operations;

•	seasonal and other fluctuations in demand for our services and for advertising space on our Web sites;

•	our ability to develop and introduce new technology;

•	our ability to obtain new corporate customers, the length of the development cycle for corporate customers and the timing of revenue recognition with respect to contracts with corporate customers;

•	announcements and new technology introductions by our competitors;

•	our ability to attract and retain key personnel; and

•	costs relating to possible acquisitions and integration of technologies or businesses.

      Because of the foregoing factors, we believe that period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance.

      As the Internet advertising market continues to develop, seasonal and cyclical patterns may emerge, or become more pronounced, thereby causing period-to-period variability within each year’s revenues. For example, we have historically experienced a stronger period of growth in fourth quarter of the year. Similar to the advertising revenue cycle experienced by traditional media companies, this apparent trend may result in our advertising sales being lower during the summer vacation period. Seasonality in the retail industry and in Internet service usage is likely to cause quarterly fluctuations in our results of operations, which could harm our business.

LIQUIDITY AND CAPITAL RESOURCES

	March 31,	December 31,
(dollars in thousands)	2003	2002

Unrestricted cash, cash equivalents and marketable securities	$39,137	$33,375
Restricted cash, cash equivalents and marketable securities	$11,065	$11,065
Total cash, cash equivalents and marketable securities	$50,202	$44,440
Percentage of total assets	65.9%	61.6%
Current ratio*	2.29	2.22
Days sales outstanding	34	47

*	Calculated excluding deferred revenue and deferred gain

	Three Months Ended
	March 31,

(dollars in thousands)	2003	2002

Cash provided by (used in) operating activities	$5,377	$(30,037)
Cash provided by (used in) investing activities	(2,493)	24,062
Cash provided by financing activities	1,547	528
Change in cash, cash equivalents and marketable securities, due to change in marketable securities	1,527	(19,261)
Effect of exchange rate changes on cash and cash equivalents	(196)	14

Total change in cash, cash equivalents and marketable securities	$5,762	$(24,694)

      Our principal source of liquidity is our cash, cash equivalents and investments in marketable securities. Since our inception, we have financed our operations primarily through the private placement of equity securities, our initial public offering in June 1999 and our follow-on offering in March 2000. Marketable securities consist of highly liquid instruments (primarily U.S., state and municipal government securities and corporate debt securities) with short maturities. We consider all cash and highly liquid investments with an original maturity of less than three months at the date of purchase to be cash equivalents. Unrestricted cash, cash equivalents and marketable securities at March 31, 2003 increased $5.8 million as compared with December 31, 2002. The increase resulted primarily from cash provided by operations of $5.4 million. As of March 31, 2003, we had total cash and cash equivalents of $50.2 million, of which $11.3 million was held in the UK.

      Net cash provided by operating activities of $5.4 million resulted primarily from net income of $7.7 million adjusted for non-cash items and changes in working capital and other items. Significant non-cash items included the recognition of a gain on the acquisition of the Ask Jeeves UK joint venture and depreciation and amortization of $2.0 million. Changes in working capital provided $755,000.

      Net cash used in investing activities was $2.5 million for the three months ended March 31, 2003. Cash used in investing activities resulted primarily from the net purchase of marketable securities of $1.5 million and capital expenditures of $847,000.

      Net cash provided by financing activities was $1.5 million for the three months ended March 31, 2003. Cash from financing relates primarily to cash proceeds from exercises of stock options of $1.8 million.

      We have a revolving line of credit with a bank in the amount of $15.0 million. The line of credit expires on July 1, 2003, unless extended. Borrowings under the line of credit bear interest at LIBOR plus 0.5%, which was 2.6% at March 31, 2003. All borrowings are collateralized by an equal amount of our marketable securities. The line of credit agreement contains various covenants. As of March 31, 2003, borrowings of $11.0 million were outstanding under the line of credit. Additionally, standby letters of credit of approximately $65,000 were issued and outstanding under the line of credit, which are being maintained as security for performance under lease obligations. Should we choose not to renew the line of credit, we do not believe our business would be harmed.

      Our capital requirements depend on numerous factors, including market acceptance of our services and the amount of resources we invest in Web site and content development, marketing and selling our products and services, our brand promotions and any future acquisitions or divestitures.

      We anticipate that our existing unrestricted cash and marketable securities will be sufficient to fund our anticipated needs for working capital and capital expenditures for at least the next twelve months. On an ongoing basis, we will need to generate sufficient cash flow from operations to meet our anticipated needs for working capital and capital expenditures, or we will need to raise additional capital. However, if we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, these failures could seriously harm our business. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced.

Off Balance Sheet Arrangements

      As of March 31, 2003, our only unconsolidated subsidiary is Ask Jeeves Japan, which generally provides Ask Jeeves’ services within a defined geographic region. We do not have majority voting rights or majority residual interests in the assets or income or obligations to absorb the majority of the losses of any off balance sheet entities, including Ask Jeeves Japan. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities. Accordingly, we are not materially exposed to any market, credit, liquidity or financing risk that could arise from engaging in such relationships.

      We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations, Contingent Liabilities and Commitments

      The following table summarizes our contractual obligations at March 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

		Less than
(in thousands)	Total	1 Year	1-3 Years	4-5 Years	Thereafter

Borrowings under line of credit	$11,000	$11,000	$—	$—	$—
Capital lease obligations	339	339	—	—	—
Non-cancelable operating leases	11,850	4,284	4,562	1,502	1,502

Total	$23,189	$15,623	$4,562	$1,502	$1,502

RISK FACTORS

      Included below are other risk factors that may affect our future operating results.

Risks Related to our Company

We have a history of net losses and might not remain profitable.

      We have incurred net losses every year since our inception. Although we were profitable in the fourth quarter of 2002 as well as the first quarter of 2003, as of March 31, 2003 we had an accumulated deficit of $689.0 million. We cannot assure you that we will remain profitable or cash flow positive. Moreover, we might not be able to increase our operating profitability on a quarterly or annual basis. To increase profits, we will need to generate revenue growth from our advertising and corporate customers while continuing to control our expenses. Beginning in late 2000, we announced steps to control costs, including business realignment and a reduction in our workforce. These measures reduced our operating costs during 2002 but might yet result in long-term problems, such as delayed product development or reduced morale, which could be expensive and difficult to remedy. Moreover, we might be unable to reduce operating costs any further and we face the risk that our costs might increase again in the future. Indeed, we believe it is critical that we continue to expend financial and management resources to develop our brand loyalty through marketing and promotion, to enhance our search technologies and to expand our other services. If we fail to increase revenues or control costs, our annual net losses would likely resume, in which case we would eventually need to obtain additional financing or cease operations.

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

      For the quarter ended March 31, 2003, our Jeeves Solutions division generated $3.6 million, or approximately 14.2% of our total revenues, from licensing software and services. Included in that amount are intellectual property licensing revenues of approximately $1.1 million that Jeeves Solutions received from Ask Jeeves Japan. If our Jeeves Solutions division cannot obtain new sources of licensing revenue from third parties in 2003, its financial results will suffer.

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

      We will be successful only if a critical mass of Internet users adopt our search technologies and services as a primary method of navigating the Internet. Internet users have a variety of other search techniques, including other search engines and subject-matter directories, available to them to find information on the Web. Users can also use non-Web-based methods of obtaining information through the Internet, including call centers, chat rooms and e-mail, rather than browsing through difficult-to-navigate corporate Web sites. Our search technologies, including those of our recent acquisition of Teoma Technologies, Inc., are novel and unproven. It is difficult to predict the rate at which users will sample our services and the extent to which they will adopt them as their search technology. Even in the case of repeat users, it is difficult to know whether they return to our Web sites because they are satisfied with our offerings or because they are dissatisfied with the alternatives. At any time, users of our services might revert to prior search techniques or choose new search techniques altogether. We cannot assure you that widespread acceptance of our search technologies and services will occur. If we cannot maintain the popularity of our search engine among Internet users, our business plan will fail.

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

      We compete in markets that are new, intensely competitive, fragmented and rapidly changing. Many of our competitors are bringing new search technologies to market, establishing alliances with key portals and focusing on specific segments of the search market. In particular:

•	Web Properties: Our Web Properties division faces direct competition from companies that provide Internet search and directory services. For example, Web Properties competes with search providers, including AltaVista Company, FAST (AlltheWeb.com), Google, Inc. and Yahoo! Inc. (Inktomi), for the traffic generated by Internet users seeking links to third-party content to address their online information retrieval needs. Web Properties also competes with directory services, including Overture Services, Inc., LookSmart, Ltd. and Yahoo! Inc., because they provide alternative ways for users to obtain the desired information. Additionally, Web Properties competes with portals and similar sites including AOL, MSN, Yahoo! Inc., and Google, Inc. because they attract Web traffic.

•	Jeeves Solutions: Our Jeeves Solutions division competes with a number of companies that provide customer self-service solutions for corporate customers. For example, Jeeves Solutions competes with companies providing advanced natural language solutions, including iPhrase Technologies, Inc. and Kanisa Inc.; search technology companies, including Google, Inc. and Verity, Inc.; and catalog search companies, including EasyAsk, Inc. and Mercado Software, Inc.

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

      Current economic conditions pose a variety of additional challenges to our business. The financial condition of some of our customers has deteriorated and continues to deteriorate because of their inability to raise additional funds for their businesses. Many of our customers are making and will continue to make significant cutbacks in their sales and marketing efforts and capital expenditures, which will in turn harm our financial results. Our inability to rapidly replace this portion of our customer base will negatively impact our business.

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

      The occurrence of an earthquake or other natural disaster or unanticipated problem at our principal facilities or at the servers that host or backup our systems could cause interruptions or delays in our interactive network or a loss of data. Our systems are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. We have not developed a comprehensive disaster recovery plan to respond to system failures. Our general liability insurance policies may not adequately compensate us for losses that may occur due to interruptions in our service.

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

      Our success depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees with skills in search technology has in the past been intense. We have experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we fail to attract, retain and motivate our employees, our business will be harmed.

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

      In addition, the Nasdaq National Market, where most publicly held Internet companies are traded, has periodically experienced price and volume fluctuations. These fluctuations may be unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may harm the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of an individual company’s securities, securities class action litigation often has been instituted against that company. For example, on October 25, 2001, a putative class action lawsuit captioned Leonard Turroff, et al. vs. Ask Jeeves, Inc., et al. was filed against us and two of our officers and directors in the United States District Court for the Southern District of New York, alleging violation of Federal securities laws. This type of litigation could result in substantial costs and a diversion of management’s attention and resources. See further discussion of this lawsuit and other litigation in Item 3, “Legal Proceedings.”

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

      During the quarter ended March 31, 2003, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were insignificant. Further, we believe that the impact on the fair market value of our securities and our earnings from a hypothetical 10% change in interest rates would not be significant.

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

Item 4. Controls and Procedures

      As of March 31, 2003, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in our internal controls subsequent to March 31, 2003.

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

Item 2.	Changes in Securities and Use of Proceeds

      None.

Item 3.	Defaults Under Senior Securities

      Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K

a)     Exhibits

      The exhibits listed on the Exhibit Index (following the Signatures and Certifications sections of this report) are included, or incorporated by reference, in this quarterly report.

b)     Reports on Form 8-K

      We did not file any reports on Form 8-K during the first quarter of 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASK JEEVES, INC.

May 2, 2003

By:	/s/ A. GEORGE (SKIP) BATTLE

A. George (Skip) Battle
Chief Executive Officer
(Principal Executive Officer)

May 2, 2003

By:	/s/ STEVEN J. SORDELLO

Steven J. Sordello
Chief Financial Officer
(Principal Financial Officer)

May 2, 2003

By:	/s/ SCOTT T. BAUER

Scott T. Bauer
Vice President and Corporate Controller
(Principal Accounting Officer)

CERTIFICATIONS

I, A. George (Skip) Battle, certify that:

      1.     I have reviewed this quarterly report on Form 10-Q of Ask Jeeves, Inc;

      2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 2, 2003

By:	/s/ A. GEORGE (SKIP) BATTLE

A. George (Skip) Battle
Chief Executive Officer

CERTIFICATIONS

I, Steven J. Sordello, certify that:

      1.     I have reviewed this quarterly report on Form 10-Q of Ask Jeeves, Inc;

      2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 2, 2003

By:	/s/ STEVEN J. SORDELLO

Steven J. Sordello
Chief Financial Officer

EXHIBIT INDEX

      Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

      The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

Plans of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Agreement and Plan of Merger, dated June 29, 1999, by and between the Registrant and AJ Merger Corporation (previously filed as Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
2.2	Agreement and Plan of Merger and Reorganization, dated as of November 19, 1999, by and among the Registrant, Net Effect Systems, Inc. and Neutral Acquisition Corp. (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed November 18, 1999, and incorporated herein by reference).
2.3	Agreement and Plan of Merger and Reorganization, dated as of January 25, 2000, by and among the Registrant, Direct Hit Technologies, Inc. and Answer Acquisition Corp. (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed February 14, 2000, and incorporated herein by reference).
2.4	Certificate of Ownership and Merger Merging Net Effects Systems, Inc. and Direct Hit Technologies, Inc. with and into the Registrant, dated as of December 28, 2000 (previously filed as Exhibit 2.4 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
2.5	Agreement and Plan of Merger and Reorganization, dated as of September 10, 2001, by and among the Registrant, Answer Acquisition Corp. No. 2, and Teoma Technologies, Inc., and solely with respect to Article X, Hawk Holdings, LLC, as Stockholders’ Agent, and Chase Manhattan Bank and Trust, N.A., as Escrow Agent (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed September 17, 2001, and incorporated herein by reference).
Charter Documents
3.1.1	Certificate of Incorporation of AJ Merger Corporation (previously filed as Exhibit 3.1 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).
3.1.2	Amended and Restated Certificate of Incorporation of the Registrant, dated July 6, 1999 (previously filed as Exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
3.1.3	Certificate of Correction of Amended and Restated Certificate of Incorporation of the Registrant, dated as of April 6, 2001 (previously filed as Exhibit 3.1.3 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
3.1.4	Certificate of Designation of Series A Junior Participating Preferred Stock (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed May 10, 2001, and incorporated herein by reference).
Bylaws
3.2	Bylaws of the Registrant (previously filed as Exhibit 3.4 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).
Instruments Defining the Rights of Security Holders
4.1	Specimen Certificate for Registrant’s Common Stock (previously filed as Exhibit 4.2 to the Registrant’s Amendment No. 2 to Form S-1, filed June 7, 1999, and incorporated herein by reference).
4.2.1	Rights Agreement (commonly called a “poison pill plan”), dated as of April 26, 2001, between the Registrant and Fleet National Bank, N.A. (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed May 10, 2001, and incorporated herein by reference).

Exhibit No.	Description

4.2.2	Form of Rights Certificate (filed as Exhibit B to Rights Agreement, dated as of April 26, 2001, between the Registrant and Fleet National Bank, N.A., previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed May 10, 2001, and incorporated herein by reference).
Equity Compensation Plan Documents
10.1.1.1†	1996 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).
10.1.1.2†	Form of Option Agreement for the 1996 Equity Incentive Plan (previously filed as Exhibit 10.2 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).
10.1.2.1†	1999 Equity Incentive Plan, as Amended and Restated through May 25, 2000 (previously filed as Exhibit 99.1 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).
10.1.2.2†	Form of Stock Option Grant Notice for the 1999 Equity Incentive Plan (previously filed within Exhibit 10.4.1 to the Registrant’s Annual Report on Form 10-K, filed April 2, 2001, and incorporated herein by reference).
10.1.2.3†	Form of Option Agreement for the 1999 Equity Incentive Plan, as Amended through May 25, 2000 (previously filed as Exhibit 99.2 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).
10.1.3.1†	1999 Non-Qualified Equity Incentive Plan, as Amended through January 10, 2001 (previously filed as Exhibit 99.4 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).
10.1.3.2†	Form of Option Agreement for the 1999 Non-Qualified Equity Incentive Plan (previously filed as Exhibit 99.5 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).
10.1.3.3*†	2002 UK Approved Rules for Grants under the 1999 Non-Qualified Equity Plan, as adopted by the Registrant on January 13, 2003.
10.1.4†	1999 Employee Stock Purchase Plan, as amended through May 25, 2000 (previously filed as Exhibit 99.3 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).
Other Compensation-Related Agreements
10.2.1.1†	Offer letter dated as of January 5, 1999, by and between the Registrant and Frank A. Vaculin (previously filed as Exhibit 10.18 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).
10.2.1.2†	Severance terms as of April 30, 2001, by and between the Registrant and Frank A. Vaculin (previously filed as Exhibit 10.18.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.2.1†	Offer letter dated as of May 27, 1999, by and between the Registrant and George S. Lichter (previously filed as Exhibit 10.29 to the Registrant’s Amendment No. 2 to Form S-1, filed June 7, 1999, and incorporated herein by reference).
10.2.2.2†	Incentive Agreement, entered into as of January 2, 2001, by and between the Registrant and George Lichter (previously filed as Exhibit 10.46.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.2.3†	Amendment to Incentive Agreement, dated June 18, 2001, by and between the Registrant and George Lichter (previously filed as Exhibit 10.46.2 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.2.4†	Second Amendment to Incentive Agreement, entered into as of August 30, 2001, by and between the Registrant and George Lichter (previously filed as Exhibit 10.46.3 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.2.5†	Separation Agreement, dated February 6, 2002, made by and between George Lichter and the Registrant (previously filed as Exhibit 10.46.4 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).

Exhibit No.	Description

10.2.3.1†	Offer letter dated as of December 8, 2000, by and between the Registrant and A. George (Skip) Battle (previously filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K, filed April 2, 2001, and incorporated herein by reference).
10.2.3.2†	Offer letter of New Terms of Employment, dated April 3, 2001, by and between the Registrant and A. George (Skip) Battle (previously filed as Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2001, and incorporated herein by reference).
10.2.3.3†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and A. George (Skip) Battle (previously filed as Exhibit 10.2.3.3 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.4.1†	Promissory Note, dated March 15, 2001, by and between the Registrant and Steven J. Sordello (previously filed as Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2001, and incorporated herein by reference).
10.2.4.2†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and Steven J. Sordello (previously filed as Exhibit 10.2.4.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.5†	Severance letter dated March 28, 2001, by and between the Registrant and Adam Klein (previously filed as Exhibit 10.39.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.6.1†	Offer letter dated April 23, 2001, by and between the Registrant and Steven Berkowitz (previously filed as Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2001, and incorporated herein by reference).
10.2.6.2†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and Steven Berkowitz (previously filed as Exhibit 10.2.6.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.7.1†	Incentive Agreement, entered into as of January 2, 2001, by and between the Registrant and Claudio Pinkus (previously filed as Exhibit 10.45.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.7.2†	Amendment to Incentive Agreement, dated June 18, 2001, by and between the Registrant and Claudio Pinkus (previously filed as Exhibit 10.45.2 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.7.3†	Second Amendment to Incentive Agreement, entered into as of August 29, 2001, by and between the Registrant and Claudio Pinkus (previously filed as Exhibit 10.45.3 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.7.4†	Third Amendment to Incentive Agreement, entered into as of November 17, 2001, by and between the Registrant and Claudio Pinkus (previously filed as Exhibit 10.45.4 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.7.5†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and Claudio Pinkus (previously filed as Exhibit 10.2.7.5 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.8†	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers (previously filed as Exhibit 10.27 to the Registrant’s Amendment No. 1 to Form S-1, filed May 10, 1999, and incorporated herein by reference).
10.2.9.1†	Severance Benefit Letter Agreement, dated as of December 3, 2002, by and between the Registrant and Brett M. Robertson (previously filed as Exhibit 10.2.9.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.10.1†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and Heather J. Staples (previously filed as Exhibit 10.2.10.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.11†	Separation Agreement and Mutual Release, dated as of December 23, 2002, by and between the Registrant and Cynthia Pevehouse (previously filed as Exhibit 10.2.11 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).

Exhibit No.	Description

U.S. Leases
10.3.1	Office Lease dated as of April 29, 1999, by and between the Registrant and Emery Station Associates, L.L.C.(previously filed as Exhibit 10.28 to the Registrant’s Amendment No. 2 to Form S-1, filed June 7, 1999, and incorporated herein by reference).
10.3.2	Master Lease Agreement dated as of June 15, 1999, by and between the Registrant and Comdisco, Inc. (previously filed as Exhibit No. 4 to the Registrant’s Amendment No. 4 to Form S-1, filed June 29, 1999, and incorporated herein by reference).
10.3.3	Lease Amendment and Termination Agreement, made February 4, 2002, by and between the Registrant, as Tenant, and Oakland City Center LLC, as Landlord (previously filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
Ask Jeeves U.K. Documents
10.4.1	Agreement Relating to the Sale and Purchase of the Entire Issued Share Capital of Carlton & Granada Internet Limited, dated as of February 7, 2002, by and among the Registrant, Carlton Communications PLC, Granada Media Group Limited, Carlton & Granada Internet Limited, Ask Jeeves (Jersey) Limited and Ask Jeeves International, Inc. (previously filed as Exhibit 2.1 to the Registrant’s Form S-3, filed March 6, 2002, and incorporated herein by reference).
10.4.2	Further Supplemental Partnership Deed relating to Ask Jeeves UK, dated February 14, 2002, by and among the Registrant, Carlton Communications PLC, Granada Media Group Limited, Carlton & Granada Internet Limited, Ask Jeeves (Jersey) Limited, Ask Jeeves International Inc. and Ask Jeeves UK (previously filed as Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q, filed April 30, 2002, and incorporated herein by reference).
10.4.3	Tax Deed relating to the acquisition of the entire issued share capital of Carlton & Granada Internet Limited, dated March 6, 2002, by and among the Registrant, Carlton Communications PLC and Granada Media Group Limited (previously filed as Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q, filed April 30, 2002, and incorporated herein by reference).
10.4.4	Underlease, dated March 15, 2000, by and between City & General (West End) Limited and the Ask Jeeves UKPartnership (previously filed as Exhibit 10.4.4 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
Japanese Joint Venture Documents
10.5.1‡	Joint Venture Agreement by and between Trans Cosmos Inc. USA Pacific Holdings Company III, and Ask Jeeves International, Inc., dated as of August 31, 2000 (previously filed as Exhibit 10.5.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.5.2.1‡	Distribution and License Agreement by and between Ask Jeeves International, Inc., Ask Jeeves Japan Co., Ltd., the Registrant, and Trans Cosmos, Inc., dated as of August 31, 2000 (previously filed as Exhibit 10.5.2.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.5.2.2‡	Amendment No. 1 to the Distribution and License Agreement by and between Ask Jeeves International, Inc. and Kabushiki Kaisha Ask Jeeves Japan, dated as of December 1, 2000 (previously filed as Exhibit 10.5.2.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.5.2.3‡	Amendment No. 2 to the Distribution and License Agreement by and between Ask Jeeves International, Inc. and Kabushiki Kaisha Ask Jeeves Japan, dated as of January 1, 2002 (previously filed as Exhibit 10.5.2.3 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
Warrants to Purchase Common Stock of the Registrant
10.6.1	Warrant to purchase 15,000 shares of Common Stock granted by the Registrant to Antenna Group Provided, dated as of June 30, 1998 (previously filed as Exhibit 4.3 to the Registrant’s Amendment No. 1 to Form S-1, filed May 10, 1999, and incorporated herein by reference).

Exhibit No.	Description

10.6.2	Warrant to purchase 105,000 shares of Common Stock granted by the Registrant to Boris Katz, dated as of July 26, 2001 (previously filed as Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.6.3	Warrant to purchase 70,000 shares of Common Stock granted by the Registrant to Patrick Winston, dated as of July 26, 2001 (previously filed as Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
Registration Rights Agreements
10.7.1.1	Form of Registration Rights Agreement, between the Registrant and Stockholders of Net Effect Systems, Inc. (previously filed as Exhibit 10.35 to the Registrant’s Amendment No. 1 to Form S-1, filed February 23, 2000, and incorporated herein by reference).
10.7.2	Registration Rights Agreement, dated September 10, 2001, by and between the Registrant and the multiple parties listed therein (previously filed as Exhibit 10.44 to the Registrant’s Current Report on Form 8-K, filed September 17, 2001, and incorporated herein by reference).
Miscellaneous
10.8.1‡	Advertising Services Agreement, dated July 17, 2002, by and between the Registrant and Google, Inc. (previously filed as Exhibit 10.52 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2002, and incorporated herein by reference).
10.8.2‡	Amendment Number One to the Advertising Services Agreement, dated October 23, 2002, by and between the Registrant and Google, Inc (previously filed as Exhibit 10.8.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.9‡	Agreement by and between the Registrant and The Wodehouse No. 3 Trust, dated as of January 1, 2000 (previously filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.10.1‡	DART™ Service Agreement for Publishers by and between DoubleClick Inc. and the Registrant, effective as of March 31, 1999 (previously filed as Exhibit 10.10.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.10.2‡	Addendum No. 1 to DART Service Agreement for Publishers by and between DoubleClick Inc. and the Registrant, effective as of October 1, 2000 (previously filed as Exhibit 10.10.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.10.3‡	Addendum No. 2 to DART Service Agreement for Publishers by and between DoubleClick Inc. and the Registrant, effective as of March 30, 2001 (previously filed as Exhibit 10.10.3 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.10.4‡	DFP Extension Addendum No. 3 to DART Service Agreement for Publishers by and between DoubleClick Inc. and the Registrant, effective as of November 1, 2002 (previously filed as Exhibit 10.10.4 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
21.1	Subsidiaries of the Registrant (previously filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
99.1*	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Denotes a management contract or compensatory plan.

‡	Portions of this exhibit were omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.