Form 10-Q
period 2003-06-30
ASK JEEVES INC
filed 2003-08-05
CIK 1054298

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

[X] Yes   [  ] No

     The number of shares outstanding of the registrant’s Common Stock as of August 4, 2003 was 44,428,617.

The Exhibit Index begins on page 40.

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ASK JEEVES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2003	2002

ASSETS	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$143,018	$27,613
Marketable securities	17,564	5,827
Restricted cash and marketable securities	—	11,000

Total cash, cash equivalents and marketable securities	160,582	44,440
Accounts receivable, net	8,437	7,600
Prepaid expenses and other current assets	2,091	2,272
Assets of discontinued operations	1,724	2,699

Total current assets	172,834	57,011
Property and equipment, net	10,785	10,922
Intangible assets, net	1,890	2,948
Other assets	4,503	1,295

Total assets	$190,012	$72,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$11,574	$8,209
Accrued compensation and related expenses	5,110	3,598
Accrued restructuring costs	1,508	1,892
Deferred revenue	8,412	8,633
Deferred gain on joint venture	—	6,226
Borrowings under line of credit	—	11,000
Liabilities of discontinued operations	1,959	3,015

Total current liabilities	28,563	42,573
Convertible subordinated notes	115,000	—
Other liabilities	326	326

Total liabilities	143,889	42,899
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 43,779,047 and 41,418,334 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	729,508	725,366
Deferred stock compensation	—	(7)
Accumulated deficit	(684,645)	(696,735)
Accumulated other comprehensive income	1,260	653

Total stockholders’ equity	46,123	29,277

Total liabilities and stockholders’ equity	$190,012	$72,176

See accompanying notes to condensed consolidated financial statements.

ASK JEEVES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Revenue	$25,568	$15,381	$48,282	$28,993
Cost of revenue	5,486	4,723	11,002	9,130

Gross profit	20,082	10,658	37,280	19,863
Operating expenses:
Product development	3,255	3,188	6,799	7,214
Sales and marketing	7,137	7,414	14,028	14,297
General and administrative	4,910	4,325	9,190	8,337
Impairment of long-lived assets	—	362	—	2,592
Restructuring and other	—	440	—	440

Total operating expenses	15,302	15,729	30,017	32,880

Operating income (loss)	4,780	(5,071)	7,263	(13,017)
Gains on acquisition and dissolution of joint ventures	232	—	6,355	974
Interest and other income, net	180	122	360	561

Income (loss) before income tax provision	5,192	(4,949)	13,978	(11,482)
Income tax provision	335	—	670	—

Income (loss) from continuing operations	4,857	(4,949)	13,308	(11,482)
Loss from discontinued operations	(458)	(3,550)	(1,218)	(7,455)

Net income (loss)	$4,399	$(8,499)	$12,090	$(18,937)

Earnings per share- Basic
Income (loss) from continuing operations	$0.11	$(0.12)	$0.31	$(0.29)
Loss from discontinued operations	$(0.01)	$(0.09)	$(0.03)	$(0.18)

Net income (loss) per share	$0.10	$(0.21)	$0.28	$(0.47)

Weighted average shares outstanding used in computing basic net income (loss) per share	43,260,912	40,943,979	42,648,742	40,234,643

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Earnings per share- Diluted
Income (loss) from continuing operations	$0.09	$(0.12)	$0.26	$(0.29)
Loss from discontinued operations	$(0.01)	$(0.09)	$(0.02)	$(0.18)

Net income (loss) per share	$0.08	$(0.21)	$0.24	$(0.47)

Weighted average shares outstanding used in computing diluted net income (loss) per share	53,541,479	40,943,979	51,004,790	40,234,643

Revenues from related parties	$1,131	$1,131	$2,262	$3,904

See accompanying notes to condensed consolidated financial statements.

ASK JEEVES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30, 2003	June 30, 2002

Operating activities
Income (loss) from continuing operations	$13,308	$(11,482)
Adjustment to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Loss from discontinued operations	(1,218)	(7,455)
Depreciation and amortization	3,920	4,451
Stock-based compensation	39	317
Amortization of intangible assets	1,112	1,125
Impairment charge for long-lived assets	—	2,593
Non-cash charge for adjustment to shareholders’ notes receivable	—	(64)
Gain on acquisition of joint venture	(6,123)	(974)
Changes in operating assets and liabilities:
Accounts receivable	3	(1,974)
Prepaid expenses and other assets	246	(1,026)
Accounts payable and other accrued liabilities	3,750	(7,793)
Accrued compensation and related expenses	2,027	(920)
Accrued restructuring costs	(365)	(16,744)
Deferred revenue	(883)	(3,641)

Net cash provided by (used in) operating activities	15,816	(43,587)
Investing activities
Purchases of property and equipment	(3,684)	(2,607)
Purchases of marketable securities	(11,759)	—
Proceeds from redemption of restricted marketable securities	11,000	13,700
Proceeds from redemption of marketable securities	—	8,747
Net cash from acquisition and dissolution of joint ventures	—	10,258

Net cash provided by (used in) investing activities	(4,443)	30,098
Financing activities
Issuance of common stock	3,130	1,229
Issuance of convertible subordinated notes, net	111,744	—
Repayment of notes receivable to stockholders	—	52
Repayment of borrowings under line of credit	(11,000)	—
Repayment of capital lease obligations	(471)	(441)

Net cash provided by financing activities	103,403	840

Effect of exchange rate changes on cash and cash equivalents	629	486

Increase (decrease) in cash and cash equivalents	115,405	(12,163)
Cash and cash equivalents at beginning of period	27,613	33,125

Cash and cash equivalents at end of period	$143,018	$20,962

Supplemental disclosure of noncash investing and financing activities
Common stock issued for acquisition of joint venture	$—	$1,250

Interest paid	$164	$287

See accompanying notes to condensed consolidated financial statements.

ASK JEEVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

           Ask Jeeves, Inc. (“Ask Jeeves’’ or the “Company’’) is a provider of Web-based search technologies. The Company creates a search experience focused on understanding users’ specific needs and interests and connecting them to the most relevant information, products and services.

          Through the quarter ended June 30, 2003, the Company operated through two divisions, Web Properties and Jeeves Solutions. On May 28, 2003, the Company entered into an agreement to sell certain assets used in the Jeeves Solutions business to Kanisa Inc. (“Kanisa”). The sale of such assets closed on July 1, 2003, at which time the Company ceased offering Jeeves Solutions products and services to corporate customers as described in Note 7 (Discontinued Operations).

          The Company’s Web Properties division maintains four Web sites which attract Web traffic by offering users free Internet search services. Ask.com, Ask.co.uk, and Teoma.com generate search results using the Company’s proprietary Teoma search technology, while AJKids.com utilizes the Company’s knowledgebase technology. The Web Properties division generates revenue on Ask.com, Ask.co.uk and Teoma.com in two ways: first by offering advertisers a variety of targeted tools for promoting their products to the Company’s broad user base; and second, by syndicating its search results and ad products to third party Web sites, including portals, infomediaries, and content and destination Web sites.

          The Jeeves Solutions division offered software and services to its corporate customers. Jeeves Solutions’ core software application, JeevesOne, allows corporate customers to add its intuitive search engine to their corporate Internet or intranet sites. With the purchase of additional modules, JeevesOne allows users to search and access a variety of linked enterprise systems and legacy databases.

     The Company was incorporated in California in June 1996 and reincorporated in Delaware in June 1999.

Basis of Presentation

          The accompanying condensed consolidated financial statements as of June 30, 2003 and 2002 and for the three and six months ended June 30, 2003 and 2002 are unaudited but include all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair statement of the consolidated financial position, operating results and cash flows as of the interim date and for the periods presented. Results for the interim periods ended June 30, 2003 are not necessarily indicative of results for the entire fiscal year or future periods. The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

          The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in affiliates in which the Company has significant influence but does not have a controlling interest or majority residual interests in the assets or income, or obligations to absorb the majority of the losses, are accounted for under the equity method. Investments in which the Company does not have the ability to exert significant influence are accounted for at cost. All significant intercompany transactions and balances have been eliminated upon consolidation.

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

Concentrations of Revenue

          During the three and six months ended June 30, 2003, paid placement revenues from one provider accounted for 49% and 46% of revenues from continuing operations, respectively.

Net Income (Loss) Per Share

          Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options, warrants, and convertible subordinated notes. Potentially dilutive securities have been excluded from the computation of diluted net loss per share, as their effect is antidilutive.

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

          Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black Scholes valuation model, the Company’s net income (loss) and basic and diluted net income (loss) per share would have been decreased in the case of net income, and increased in the case of net losses,  to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net income (loss), as reported	$4,399	$(8,499)	$12,090	$(18,937)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for Employee Stock Purchase Plan	(116)	(52)	(223)	(121)
Total stock-based employee compensation expense determined under fair value based method for stock options	(2,349)	(1,680)	(3,939)	(2,284)

Net income (loss), pro forma	$1,934	$(10,231)	$7,928	$(21,342)

Net income (loss) per share:
Basic, as reported	$0.10	$(0.21)	$0.28	$(0.47)
Basic, pro forma	$0.04	$(0.25)	$0.19	$(0.53)
Diluted, as reported	$0.08	$(0.21)	$0.24	$(0.47)
Diluted, pro forma	$0.04	$(0.25)	$0.16	$(0.53)

Reclassifications

          Certain prior period balances have been reclassified to conform to the current year presentation. The reclassifications did not affect previously reported net income or loss.

2. COMMITMENTS AND CONTINGENCIES

     From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, employment law claims, personal injury or other premises-liability claims, and a variety of claims arising in connection with delivery of the Company's services, such as claims alleging defamation or invasion of privacy. In addition, the recent volatility in the Company's stock price might increase the risk of securities class action litigation being instituted against the Company, such as the legal actions described below. Any of the forgoing types of claims, and any resultant litigation, should it occur, could subject us to significant liability for damages. In addition, even if we prevail, litigation could be time-consuming and expensive to defend, and could result in the diversion of our time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into agreements with the third parties making these claims.

     On October 25, 2001, a putative class action lawsuit captioned Leonard Turroff, et al. vs Ask Jeeves, Inc., et al. was filed against the Company and two of the Company’s officers and directors (collectively the “Individual Defendants’’) in the United States District Court for the Southern District of New York. Also named as defendants were Morgan Stanley & Co., Inc., FleetBoston Robertson Stephens, Goldman Sachs & Co., U.S. Bancorp Piper Jaffray, and Dain Rauscher, Inc., the underwriters of the Company’s initial public offering. The complaint alleges violations of Section 11 of the Securities Act of 1933 against all defendants, and violations of Section 15 of the Securities Act against the Individual Defendants in connection with the Company’s initial public offering (“IPO’’). An amended complaint was filed on December 6, 2001, which includes the same allegations in connection with Ask Jeeves’ secondary offering in March 2000. The complaints seek unspecified damages on behalf of a purported class of purchasers of common stock between June 30, 1999 and December 6, 2000. On June 24, 2003, a special committee of the Company's board of directors approved the settlement of this action, subject to certain conditions including that a sufficient number of the defendants participate in the settlement, and on July 9, 2003, the Individual Defendants approved the settlement of this action. It is anticipated that the settlement will be submitted to the court for approval before the end of the year.

     On May 2, 2002, a stockholder derivative lawsuit was filed in the Superior Court of California, County of Alameda, titled Brenner v. Strauch et al. The lawsuit purported to be filed on behalf of the Company, asserting claims against the officers and directors at the time of the Company’s IPO. Also named as defendants were Morgan Stanley & Co., Inc., and FleetBoston Robertson Stephens, the underwriters of the Company’s IPO. The complaint alleged breach of fiduciary duty, negligence, an unjust enrichment of the named officers and directors, for acquiescing and/or conspiring with the underwriter defendants in underpricing the IPO. Upon defendants’ motion, the lawsuit was transferred to the U.S. District Court in Northern California. On October 31, 2002, the court dismissed the lawsuit, with prejudice. The plaintiff appealed and the case was consolidated with similar derivative actions. On June 19, 2003, the plaintiffs stipulated to a dismissal of the appeal.

     In management’s opinion, resolution of the legal actions we are currently defending is not expected to have a material adverse impact on the Company’s results of operation, cash flows or financial position. However, depending on the amount and timing, an unfavorable resolution of these matters could materially and adversely affect the Company’s future results of operations, cash flows or financial position in a future period.

Indemnifications

     While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees do not represent significant commitments or contingent liabilities. Accordingly, the Company has not recorded a liability related to indemnification provisions.

3. CONVERTIBLE SUBORDINATED NOTES

          In June 2003, the Company issued $115,000,000 aggregate principal amount of zero coupon convertible subordinated notes, due June 1, 2008. The notes were sold at face value and the net proceeds to the Company were $111,744,000, net of costs of issuance of $3,256,000, which have been recorded as other assets and are being amortized to the Consolidated Statements of Operations over the contractual term of the note.

The notes are convertible by the holders into shares of the Company’s common stock at any time at an initial conversion price of $16.90 per share subject to certain adjustments. This is equivalent to a conversion rate of approximately 59.1716 per $1,000 principal amount of notes. Upon conversion, the Company has the right subject to certain conditions to deliver cash (or a combination of cash and shares) in lieu of shares of its common stock.

          The notes are subordinated in right of payment to all existing and future senior indebtedness, as defined in the indenture. The holders of the notes may require the Company to repurchase all or a portion of the notes, subject to specified exceptions, upon the occurrence of a change in control. The Company may choose to pay the repurchase price in cash, shares of its common stock, shares of the surviving corporation or a combination thereof. The Company may not redeem the notes prior to the maturity date.

          The Company has agreed to file a shelf registration statement with the Securities and Exchange Commission with respect to the notes and the common stock issuable upon conversion of the notes within 90 days of the final issuance of the notes and to use commercially reasonable efforts to cause the shelf registration statement to become effective within 180 days.

4. RESTRUCTURING

          In December 2000, the Company’s Board of Directors approved a restructuring program aimed at streamlining its underlying cost structure to better position the Company for growth and improved operating results. During the three months ended June 30, 2002, the Company reported charges of approximately $440,000, which included severance pay and medical and other benefits. The following table sets forth the restructuring activity during the three and six months ended June 30, 2003 and 2002, respectively (in thousands).

	Accrued			Accrued
	Restructuring			Restructuring
	Costs,	Restructuring		Costs,
	Beginning of Period	Charges	Cash Paid	End of Period

Three months ended June 30, 2003
Facility exit costs	$1,696	$—	$(188)	$1,508
Severance and professional fees	—	—	—	—

Total	$1,696	$—	$(188)	$1,508

Six months ended June 30, 2003
Facility exit costs	$1,883	$—	$(375)	$1,508
Severance and professional fees	9	—	(9)	—

Total	$1,892	$—	$(384)	$1,508

	Accrued			Accrued
	Restructuring			Restructuring
	Costs,	Restructuring		Costs,
	Beginning of Period	Charges	Cash Paid	End of Period

Three months ended June 30, 2002
Facility exit costs	$1,421	$—	$(239)	$1,182
Severance and professional fees	76	440	(379)	137

Total	$1,497	$440	$(618)	$1,319

Six months ended June 30, 2002
Facility exit costs	$18,119	$—	$(16,937)	$1,182
Severance and professional fees	227	440	(530)	137

Total	$18,346	$440	$(17,467)	$1,319

5. LINE OF CREDIT

          The Company has a revolving line of credit with a bank in the amount of $15.0 million. The line of credit expires on July 1, 2005. Borrowings under the line of credit bear fixed rate interest from the date of borrowing at LIBOR plus 0.4%. All borrowings are collateralized by an equal amount of the Company’s marketable securities. Borrowings under the line are subject to various covenants. As of June 30, 2003, no borrowings were outstanding under the line of credit. However, standby letters of credit of approximately $65,000, which are being maintained as security for performance under various obligations, were issued and outstanding under the line of credit.

6. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

          The Company’s continuing operations are in a single business segment that includes Internet search technologies and the sale of advertising.

          The Company provides its search technologies and services internationally both directly and through its Japanese joint venture. Attribution of revenues by geographic region is based on the country in which the customer is domiciled. Geographic information on revenues from continuing operations is as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

North America	$17,109	$9,641	$32,711	$18,294
United Kingdom	7,328	4,579	13,309	8,327
Other International	1,131	1,161	2,262	2,372

Total	$25,568	$15,381	$48,282	$28,993

          Included in revenues are amounts from related parties of $1,131,000 and $1,131,000 for the three months and $2,262,000 and $3,904,000 for the six months ended June 30, 2003 and 2002, respectively.

7. DISCONTINUED OPERATIONS

          On May 28, 2003, the Company entered into an agreement to sell certain assets used in the Jeeves Solutions division to Kanisa Inc. (“Kanisa”). The sale of such assets closed on July 1, 2003 at which time the Company ceased offering Jeeves Solutions products and services to corporate customers. The assets sold included, among other things, tangible personal property, intellectual property and customer and business contracts.

          In the third quarter of 2003, the Company will record a gain of approximately $3.5 million representing the excess of the purchase consideration received at closing over the book value of the assets sold, as well as the remaining amount of deferred license fees applicable to Jeeves Solutions. In exchange for the sale of such assets, the Company received $3,401,000 in cash at the closing and a promissory note for up to $750,000 which is payable, subject to certain set-off provisions, one year from the date of closing. The amount payable under the note is currently expected to be approximately $600,000, and is subject to certain upward or downward adjustments, but in no event shall the amount payable under the note exceed $750,000. The proceeds, if any, from the promissory note will be recorded as additional gain on the transaction upon receipt.

          Total revenues related to the discontinued operations were $1,715,000 and $4,162,000 and $2,192,000 and $4,656,000 for the three and six months ended June 30, 2003 and 2002, respectively. The assets and liabilities of Jeeves Solutions have been classified as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets and the results of operations have been reclassified as loss from discontinued operations in the Condensed Consolidated Statement of Operations for all dates and periods presented.

          The carrying values of the major classes of assets and liabilities of the Jeeves Solutions division are as follows (in thousands):

	June 30,	December 31,

	2003	2002

Assets:
Accounts receivable, net	$1,113	$1,953
Prepaid expenses and other current assets	428	363
Property and equipment, net	183	383

	$1,724	$2,699

Liabilities:
Accounts payable and accrued liabilities	$465	$858
Deferred revenue	1,494	2,157

	$1,959	$3,015

8. COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net income (loss)	$4,399	$(8,499)	$12,090	$(18,938)
Other comprehensive income:
Change in unrealized gain on investments	(6)	(50)	(23)	(293)
Foreign currency translation adjustment	826	471	630	486

Comprehensive income (loss)	$5,219	$(8,078)	$12,697	$(18,745)

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

OVERVIEW

          Ask Jeeves Inc. provides Web-based search technologies that enable Internet users to find information quickly and intuitively on the World Wide Web. We make our search technology available to the public free of charge on our three advertiser-supported Web sites: Ask Jeeves U.S. (Ask.com); Ask Jeeves U.K. (Ask.co.uk); and Teoma (Teoma.com). All of these Web sites generate search results using a subject-specific popularity algorithm that utilizes page-ranking methods to estimate a Web site’s authority, in addition to its relevance. AJKids.com utilizes our knowledgebase technology.

          We also syndicate our search technology and advertising products to third-party Web sites, including portals, infomediaries, and content and destination Web sites. We provide search results for those Web sites to display in response to their users’ search queries. We refer to these third-party Web sites as our syndication network.

          We generate revenue in two principal ways:

•	First, we earn advertising revenue for displaying advertisements on our Web sites. We offer advertisers a suite of tools for promoting their products and services to our user base. Types of advertising range from banner ads on our U.K. Web site to more advanced keyword products, in which we display advertisements that are related to users’ search topics. We believe these targeted advertisements are effective because they are displayed at a time when users are particularly likely to be receptive to the advertisement—when users are actively searching for related information. A targeted advertisement may take many forms, such as a graphic ad or a paid placement. We sell paid placements directly to advertisers. We also obtain paid placements from third-party providers with whom we share advertising revenue. Currently, our principal paid placement provider is Google, Inc. We earn advertising fees based either on our displays of, or users’ click-throughs on, the advertisements.

•	Second, we earn advertising revenue by syndicating paid placements and other advertising products to the third-party Web sites in our syndication network.

          We believe the combination of our broad user base and our suite of keyword targeted advertising products enables us to offer advertisers an efficient and effective method of reaching online audiences.

Recent Events

Sale of our Jeeves Solutions division to Kanisa, Inc.

          On July 1, 2003, we completed the sale of certain assets used in our Jeeves Solutions division to Kanisa, Inc. pursuant to an Asset Purchase Agreement dated May 28, 2003, by and between us and Kanisa. The sold assets included, among other things, tangible personal property, intellectual property, and customer and other business contracts. In exchange for the sale of such assets, we received $3,401,000 million in cash at the closing and a promissory note for up to $750,000 which is payable, subject to certain set-off provisions, one year from the date of closing. Currently, the amount payable under the note is expected to be $600,000, subject to certain upward or downward adjustments, but in no event shall the amount payable under the note exceed $750,000. In the third quarter of 2003, we will record a gain of approximately $3.5 million representing the excess of the purchase consideration received at closing over the book value of the assets sold, as well as the remaining amount of deferred license fees applicable to Jeeves Solutions.

          The sale of our Jeeves Solution division will allow us to focus on growing our core business, which we previously referred to as our Web Properties division.

          We now maintain only one operating division. Accordingly, beginning in the second quarter of 2003, we no longer report our results on a segmented basis. For the three and six months ended June 30, 2003 (and comparable periods of the prior year), we have reported our Jeeves Solutions results as discontinued operations.

Ask Jeeves UK selects Google as paid placement provider

          In July 2002, we entered into an agreement with Google, Inc. to participate in its sponsored links program in the U.S., and our participation began in September 2002. Under this agreement, Google sells paid placements to tens of thousands of advertisers and we display their paid placements on our U.S. Web properties. In the second quarter of 2003, the Ask Jeeves UK Partnership, our U.K. subsidiary, entered into an agreement with a Google subsidiary to display Google’s paid placements on our U.K. Web site, replacing a previous paid placement provider. We also syndicate Google’s paid placements, together with our search results, to third-party Web sites in our syndication network. In exchange for making our Web traffic available to Google’s advertisers, we share in the revenue generated from those advertisers.

          In the second quarter of 2003, our paid placement revenues from Google comprised 49% of our total revenues. Our U.S. agreement with Google is scheduled to terminate in September 2005 and our U.K. agreement with Google is scheduled to terminate in May 2005.

Appointment of Steve Berkowitz as President

          On July 22, 2003, we announced that Steve Berkowitz was named President of the Company. Berkowitz, previously the President of the Company’s Web Properties division, is now the President of Ask Jeeves, Inc. He will continue to report to the Company’s CEO, A. George “Skip” Battle.

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

          In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also cases which require management’s judgment in selecting among available alternatives but none of the alternatives would produce a materially different result. Our management has reviewed these critical accounting policies and related disclosures with our Audit Committee. See the Notes to our Condensed Consolidated Financial Statements, which contain additional information regarding our accounting policies and other disclosures required by GAAP.

Revenue-Continuing Operations

     We generally recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. If we have doubt about the collectibility of revenue at the time it is earned, such revenue is deferred until cash has been received. Revenues are generated from four general sources:

•	sales of branded advertising products;

•	sales of premier listings and other paid placement products;

•	sales of paid inclusion products; and

•	licensing of our search technologies.

          Our branded advertising ranges from traditional advertising units such as banners, towers and interstitials to dynamic animated placements through our branded animation service, and highly targeted graphic units through our branded response product. Branded advertising is generally sold on a cost per impression basis with the revenue derived from such arrangements recognized during the period that the service is provided, provided that no significant obligations remain at the end of the period. Such obligations typically include the guarantee of a minimum number of “impressions” or times that an advertisement appears in pages viewed by users of our online properties. To the extent the minimum guaranteed impressions are not delivered, we defer recognition of the corresponding revenue until the remaining guaranteed impressions levels are achieved.

          Our premier listings and other paid placement products are text messages that are designed to simply connect users interested in a particular product or service with an advertiser offering that product or service at the exact moment users need the information, much like a Yellow Pages listing. With these products, advertisers pay only for performance, so these revenues are generated when a user clicks on the answer that links to a merchant’s Web site on a cost per click, or “CPC” basis. Alternatively, we recognize CPC revenue on a revenue-sharing basis when the paid placement service is offered through our third party provider.

          Our paid inclusion products provide an opportunity for Web sites to ensure that they are included in our search index. Paid inclusion products are priced on a “per URL” basis or CPC basis to have the URL included in our database and periodically refreshed over a set period of time, which is typically one year. Revenues are collected in advance and recognized over the appropriate service period.

          License payments from our Japanese joint venture are recorded as deferred revenue and are being recognized as revenues on a straight-line basis over a four-year period.

          Our syndication services range from the sale of promotional material on behalf of partners to the syndication of our Web-wide search technology to portals, infomediaries, and content and destination Web sites. Syndication license fees primarily consist of revenue-sharing arrangements, fixed fee arrangements or fee-per-use arrangements, and revenues are recognized as the service is delivered. We include our syndication revenues within the relevant product category when reporting our results. Revenues from revenue-sharing arrangements are recorded net of amounts paid to syndication partners, except when we act as the primary obligor in the arrangement and bear risk with respect to the inventory of promotional space and credit risk, in accordance with Emerging Issues Task Force Issue No. 99-19, which expense is recognized as a cost of sale and revenue is recorded on a gross basis.

Revenue-Discontinued Operations: Jeeves Solutions

          Revenues from our discontinued Jeeves Solutions operation are derived from two sources: software license revenues and services revenue. Software license revenues are generated from companies licensing the rights to use our natural language and customer intelligence technologies for use on their corporate Web sites. Services revenue is generated from sales of maintenance agreements, consulting services and training services associated with our licensed software.

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

Legal Contingencies

          We are currently involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. See Note 2 of Notes to Condensed Consolidated Financial Statements for a description of the Company’s material legal proceedings.

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

          SFAS 109 indicates that all available evidence, both positive and negative, should be identified and considered in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. Examples of positive evidence include: strong earnings history; existing contracts or backlog; and assets with net built in gains for tax purposes. Examples of negative evidence include: a pretax loss for financial reporting purposes for the current year or a recent preceding year; a deficit in stockholders’ equity; a history of operating loss or tax credit carryforwards expiring unused; and cumulative losses in recent years.

          We believe that our losses in recent years and deficit in stockholder’s equity present negative evidence that required a valuation allowance to be recorded to reduce to zero the deferred tax asset associated with the net operating losses and temporary differences. Accordingly, we have not taken a benefit for that asset.

RESULTS OF OPERATIONS

          On May 28, 2003, we entered into an agreement to sell certain assets used in the Jeeves Solutions business to Kanisa Inc. (“Kanisa”). The sale of such assets closed on July 1, 2003, at which time we ceased offering Jeeves Solutions products and services to corporate customers. Accordingly, the results of operations relating to that division are discussed in the section entitled “Discontinued Operations” below.

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2003	2002	Change	2003	2002	Change

Revenue	$25,568	$15,381	66.2%	$48,282	$28,993	66.5%

          Total revenues for the second quarter of 2003 grew 66.2% as compared with the second quarter of 2002. Generally, revenues were favorably affected by stronger traffic in both the U.S. and U.K., with queries growing 37% and 29%, respectively, and traffic reaching a record 2.2 billion pageviews, an increase of 26% as compared with the second quarter of 2002. Revenues were also bolstered by the portion of our traffic that we monetized. The percentage of queries monetized on Ask.com, our flagship site, reached 16%, as compared with 8% in the year ago quarter.

          Our revenues are related to our Internet search services and to the syndication of Web search services to third party Web sites. Our revenues consist of four main categories: (1) sales of paid placement products; (2) branded advertising; (3) paid inclusion; and (4) licensing. Prior to the second quarter of 2003, certain of our licensing revenues were included with licensing revenues from our Jeeves Solutions division, which was sold July 1, 2003 and is presented as discontinued operations. Syndication sales are included within each of the above relevant categories. The portion of licensing revenue remaining is presented in the table below. The table also presents sales for each product line, split between the U.S. and the U.K.

	Three months ended June 30,			Six months ended June 30,

(dollars in thousands)	2003	Change	2002	2003	Change	2002

Paid Placement:
U.S.	$11,699	142.3%	$4,828	$22,909	160.6%	$8,790
U.K.	5,307	124.9%	2,360	9,439	182.4%	3,343

Total Paid Placement	17,006	136.6%	7,188	32,348	166.6%	12,133

Branded Advertising:
U.S.	4,963	4.7%	4,742	8,898	(5.5%)	9,417
U.K.	1,968	(11.3%)	2,219	3,813	12.6%	3,387

Total Branded Advertising	6,931	(0.4%)	6,961	12,711	(0.7%)	12,804

	Three months ended June 30,			Six months ended June 30,

(dollars in thousands)	2003	Change	2002	2003	Change	2002

Paid Inclusion:
U.S.	447	529.6%	71	904	939.1%	87
U.K.	53	—	—	57	—	—

Total Paid Inclusion	500	604.2%	71	961	1,0004.6%	87

Licensing	1,131	(2.6%)	1,161	2,262	(43.0%)	3,969
Total:
U.S.	18,240	68.9%	10,802	34,973	57.1%	22,263
U.K.	7,328	60.0%	4,579	13,309	97.8%	6,730

Total Web Properties	$25,568	66.2%	$15,381	$48,282	66.5%	$28,993

          Paid placement revenues in the second quarter of 2003 grew significantly over the second quarter of 2002. Relative to 2002, paid placement benefited from improvements in the percentage of queries covered as well as better revenue sharing terms from the change to our current paid placement provider, Google, Inc. Paid placement results in the U.K. were also impacted by the switch to Google as the exclusive paid placement provider in our U.K. operations. Additionally, higher levels of traffic, particularly in the last month of the quarter with June 2003 queries on Ask.com approximately 40% higher than in June 2002, had a favorable impact on revenues.

          Branded advertising revenues were approximately flat company wide, with a slight increase in the U.S., which was partially offset by a decline in the U.K. Advertising sales were impacted by our decision to discontinue banners and interstitials on Ask.com beginning in the fourth quarter of 2002. This decrease was partially offset by the continued growth of our branded response product, sales of which increased by approximately 69% year over year as well as non-recurring revenue in the amount of $979,000 from the sale of advertising media which we had acquired upon the termination of our Spanish language venture.

          Revenues from paid inclusion continued to show growth from a small base as compared with the second quarter of 2002 when it had been recently launched. We expect revenues from this product to ramp more slowly due to the nature of this product’s revenue model, with fees recognized gradually over the service periods, which typically run one year.

          License revenues relate primarily to a technology license to our Japanese joint venture and are recognized ratably over the estimated service period applicable to this arrangement. Consequently, we expect to continue to record approximately $1.1 million per quarter relating to this license through the third quarter of 2004.

          For the third quarter of 2003, we expect revenues to be slightly lower than those of the second quarter. We believe that our traffic corresponds with overall Internet usage, which declines slightly in the second and third quarters during the summer months. We anticipate that the decline in overall traffic will be somewhat offset by increases in the percentage of our traffic that produces revenue for us. We intend to continue to seek increased Web traffic by increasing our marketing efforts and by improving the relevance of our search answers and, thereby, increasing user satisfaction and usage.

Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2003	2002	Change	2003	2002	Change

Gross profit	$20,082	$10,658	88.4%	$37,280	$19,863	87.7%
Gross margin	78.5%	69.3%		77.2%	68.5%

          Cost of revenues consists primarily of costs related to traffic acquisition for our syndicated sites and the delivery of our search results. Costs to acquire traffic to our Web sites include revenue-based payments and similar arrangements with our partners and affiliates who direct traffic to our properties. Costs related to delivering our search results include depreciation of Web site equipment, hosting and ad server management, salaries and related personnel costs and amortization charges related to technology acquired in some of our business combinations.

          Gross margin percentage increased in the second quarter of 2003 due to the increase in revenue. On a dollar basis, cost of revenues increased $763,000 to $5.5 million in the second quarter of 2003 as compared with the second quarter of 2002, reflecting increased traffic acquisition costs associated with the higher levels of traffic. Gross margins for the first six months of 2003 compared with 2002 reflect similar effects of the increase in revenues exceeding the increase in costs of revenues, resulting in a higher gross margin percentage.

          We expect gross margin in the third quarter of 2003 to be similar to the second quarter of 2003, consistent with our expectations of similar levels of revenue.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2003	2002	Change	2003	2002	Change

Product development	$3,255	$3,188	2.1%	$6,799	$7,214	(5.8%)
Percentage of total revenues	12.7%	20.7%		14.1%	24.9%
Sales and marketing	$7,137	$7,414	(3.7%)	$14,028	$14,297	(1.9%)
Percentage of total revenues	27.9%	48.2%		29.1%	49.3%
General and administrative	$4,910	$4,325	13.5%	$9,190	$8,337	10.2%
Percentage of total revenues	19.2%	28.1%		19.0%	28.8%

Product Development Expenses

          Product development expenses consist primarily of salaries and related personnel costs, consultant fees and expenses related to the design, development, testing and enhancement of our technology and services. To date, all software development costs have been expensed as incurred.

          Product development expenses were essentially flat in the second quarter of 2003 as compared with the second quarter of 2002. Slightly higher expenses related to compensation were partially offset by a reduction in the use of consultants for product development activities. For the six months ended June 30, 2003, product development expenses decreased compared to the same period in 2002. Decreased compensation-related costs, and a decrease in the use of consultants comprised the majority of the dollar decrease. This decrease resulted from our focus on key, strategic areas of product development to support our business plan and reduction in the number of product development initiatives that are not essential to delivering future financial results.

          We expect product development expenses to increase in the third quarter of 2003 as we continue to invest in our Teoma technology, paid inclusion products and new features on our Web sites.

Sales and Marketing Expenses

          Sales and marketing expenses consist primarily of advertising, promotional and public relations expenditures, as well as salaries, commissions and related personnel expenses of our sales force.

          Both on a quarter-to-date basis and year-to-date basis, sales and marketing spending remained relatively flat. Slight decreases in variable spending areas such as direct marketing and promotion expenses, were partially offset by increases in advertising as we tested radio and online advertising campaigns in selected markets, as well as increases in commissions reflecting the increased revenues.

          We expect sales and marketing expenses in the third quarter of 2003 to increase, both on a dollar basis and as a percentage of revenue, relative to the second quarter of 2003. We plan to expand the advertising campaigns that we began testing earlier in 2003 in order to promote our brand and generate traffic.

General and Administrative Expenses

          General and administrative expenses consist of costs for general corporate functions, as well as depreciation and other facilities charges. Also included is the provision for doubtful accounts, various accounting, investor relations and legal costs associated with operating our business, and administrative function salaries.

          The increase in general and administrative expenses in the second quarter of 2003 and the first six months of 2003 reflects an increase in professional service related costs. We have incurred expenses related to various projects such as tax planning initiatives, requiring increased use of specialized consultants. However, as a percentage of total revenue, general and administrative expenses have decreased from the three and six months ended June 30, 2002. We expect general and administrative expenses in the third quarter of 2003 to be flat to slightly lower as compared with the second quarter.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2003	2002	Change	2003	2002	Change

Impairment of long-lived assets	—	$362	(100.0%)	—	$2,592	(100.0%)
Restructuring and other	—	$440	(100.0%)	—	$440	(100.0%)

Impairment of Long-lived Assets

          During the second quarter of 2002, the Company recorded impairment charges totaling $362,000 primarily related to acquired intangible assets of the discontinued E-tours product. Further, during the six months ended June 30, 2002, we recorded additional impairment charges totaling $2.2 million related to computer equipment and software, furniture and fixtures that we disposed of or were no longer in use. There were no similar charges during the first six months of 2003.

Restructuring Costs

          During the second quarter of 2002, we implemented restructuring actions to better align our cost structure with our current and anticipated levels of business activities. Those actions resulted in restructuring charges of approximately $440,000 related to workforce reductions totaling 37 positions. There were no similar charges in the first six months of 2003.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2003	2002	Change	2003	2002	Change

Gains on acquisition and dissolution of joint ventures	$232	—	—	$6,355	$974	528.6%
Interest and other income, net	$180	$122	47.5%	$360	$561	(35.8%)
Income tax provision	$335	—	—	$670	—	—
Loss from discontinued operations	$458	$3,550	(87.1%)	$1,218	$7,455	(83.7%)

Gains on Acquisition and Dissolution of Joint Ventures

     During the quarter ended June 30, 2003, we recognized a gain of $232,000 relating to the final dissolution of the accounts of AJ en Espanol, following the wind-up of operations. During the quarter ended March 31, 2003, we recognized a gain of $6.1 million representing the fair value of net assets we recorded in excess of the consideration paid upon the acquisition of the remaining outstanding equity interests in our joint venture, Ask Jeeves UK. This amount had been deferred due to a contingent payment obligation in our agreement with our former partners. The gain was recognized as other income when the contingent payment obligation to the former partners expired in March 2003.

     During the first quarter of 2002, we recognized a gain of $974,000 representing the remaining balance of deferred license fees paid to us by Ask Jeeves UK, for a licensing arrangement that was terminated when we acquired the entity. The gain was recognized as other income.

Interest and Other Income, net

          Interest income was $338,000 for the three months ended June 30, 2003 and $386,000 for the comparable year ago quarter. On a year-to-date basis, interest income was $615,000 through June 30, 2003 and $900,000 for the same period in 2002. Interest income relates primarily to interest earned on fixed income securities and correlates with the average balance of those investments and prevailing interest rates. The decrease in interest income in the second quarter of 2003 compared with the second quarter of 2002, as well as the six months ended June 30, 2003 compared to the six months ended June 30, 2002 relates to decreases in both average balances and prevailing interest rates during the year. Interest expense was $82,000 for the second quarter of 2003 and $105,000 for the second quarter of 2002. For the six months ended June 30, 2003, interest expense was $164,000 compared to $287,000 for the same period in 2002. The decrease in interest expense is attributable to the decreased interest rate incurred on borrowings under our line of credit, and decreases in the amounts due under capital leases.

Income Tax Provision

          We recorded a tax provision in the amount of $335,000 in each of the first and second quarters of 2003 relating primarily to statutory income in the U.K. The tax provision is based upon our estimate of the full year effective rate for the Company. There were no similar charges in the year ago period, as we had no taxable income.

Loss from Discontinued Operations

          On July 1, 2003, we completed the sale of certain assets used in our Jeeves Solutions division to Kanisa, Inc. pursuant to an Asset Purchase Agreement dated May 28, 2003, by and between us and Kanisa. Accordingly, the results of operations relating to this division are presented in our Statements of Operations as a discontinued operation.

          During the second quarter of 2003, we recorded a loss on the discontinued operation of $458,000, as compared with a loss in the second quarter of 2002 of $3.6 million. The decrease in loss results from our cost cutting efforts as we worked to align the spending levels for the division with expected operational needs. This resulted in total spending levels in the second quarter of $2.2 million, a decrease of $3.6 million from the second quarter of 2002. The decrease in spending was partially offset by a decrease in revenue, which fell $500,000 to $1.7 million in the second quarter of 2003.

          During the six months ended June 30, 2003, we recorded a loss from the discontinued operation of $1.2 million as compared with a loss of $7.5 million in the comparable year ago period. The decrease in loss from the discontinued operation for the six-month periods resulted from our cost reduction efforts, partially offset by reductions in revenue. Total spending for the discontinued operations fell $6.7 million to $5.4 million in the six months ended June 30, 2003 as compared with the year ago period. Revenues decreased by $500,000 to $4.2 million for the first half of 2003.

          In the third quarter of 2003, we expect to record a gain of approximately $3.5 million representing the excess of the purchase consideration received at closing over the book value of the assets sold, as well as the remaining amount of deferred license fees applicable to Jeeves Solutions.

Seasonality and Quarterly Fluctuations In Operating Results

     Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. Factors that may adversely affect our results of operations include:

•	our ability to attract and retain advertisers and our ability to link advertisers to web users;

•	the number of queries on our Web sites;

•	our ability to effectively manage our advertising inventory;

•	rate changes for advertising on our Web sites;

•	marketing expenses and technology infrastructure costs as well as other costs that we may incur as we expand our operation;

•	seasonal and other fluctuations in demand for our services and for advertising space on our Web sites;

•	our ability to develop and introduce new technology;

•	announcements and new technology introductions by our competitors;

•	our ability to attract and retain key personnel; and

•	costs relating to possible acquisitions and integration of technologies or businesses;

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

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,
(dollars in thousands)	2003	2002

Unrestricted cash, cash equivalents and marketable securities	$160,582	$33,440
Restricted cash, cash equivalents and marketable securities	$—	$11,000
Total cash, cash equivalents and marketable securities	$160,582	$44,440
Percentage of total assets	84.5%	61.6%
Current ratio*	9.41	2.20
Days sales outstanding	30	43

*Calculated excluding deferred revenue, deferred gain, and assets and liabilities of discontinued operations

	Six Months Ended June 30,
(dollars in thousands)	2003	2002

Cash provided by (used in) operating activities	$15,816	$(43,587)
Cash provided by (used in) investing activities	(4,443)	30,098
Cash provided by financing activities	103,403	840
Change in cash, cash equivalents and marketable securities, due to change in marketable securities	737	(22,289)
Effect of exchange rate changes on cash and cash equivalents	629	486

Total change in cash, cash equivalents, and marketable securities	$116,142	$(34,452)

          Our principal source of liquidity is our cash, cash equivalents and investments in marketable securities. Since our inception, we have financed our operations primarily through the private placement of equity securities, our initial public offering in June 1999, our follow-on offering in March 2000 and our convertible subordinated debt offering in June 2003. As of June 30, 2003, we had $160.6 million in cash and cash equivalents, and marketable securities. Marketable securities consist of highly liquid instruments (primarily U.S., state and municipal government securities and corporate debt securities) with short maturities. Of this amount, $143.0 million was categorized as cash and cash equivalents at June 30, 2003, representing an increase of $115.4 million from December 31, 2002. The increase resulted primarily from cash provided by financing activities of $103.4 million. We consider all cash and highly liquid investments with an original maturity of less than three months at the date of purchase to be cash equivalents.

          Net cash provided by operating activities of $15.8 million resulted primarily from net income of $13.3 million adjusted for non-cash items, changes in working capital and other items, loss from discontinued operations and from the payment of restructuring liabilities. Significant non-cash items included the recognition of a previously deferred gain from our acquisition of the remaining equity interests of Ask Jeeves UK in 2002 and depreciation and amortization of $3.9 million. Changes in working capital provided $4.8 million. Cash provided by changes in working capital largely resulted from increases in accounts payable and accrued liabilities of $5.8 million.

          Net cash used in investing activities was $4.4 million for the six months ended June 30, 2003. Cash used in investing activities resulted primarily from capital expenditures of $3.6 million as the Company invested in equipment needed to grow the size of our search index and make other site improvements.

          Net cash provided by financing activities was $103.4 million for the six months ended June 30, 2003. Cash from financing relates primarily to net cash proceeds of $111.7 million from the issuance of convertible subordinated notes. In June 2003, the Company issued $115,000,000 aggregate principal amount of zero coupon convertible subordinated notes, due June 1, 2008. The notes were sold at face value and the proceeds to the Company were net of costs of issuance of $3.3 million. The net proceeds from our issuance of the notes were partially offset by the repayment of $11.0 million outstanding under the Company’s line of credit.

     We have a revolving line of credit with a bank in the amount of $15.0 million. The line of credit expires on July 1, 2005. Borrowings under the line of credit bear interest at LIBOR plus 0.4%. All borrowings are collateralized by an equal amount of our marketable securities. The line of credit agreement contains various covenants. During the second quarter of 2003, the Company repaid $11.0 million outstanding under the line of credit and, as of June 30, 2003, no borrowings were outstanding. However, standby letters of credit of approximately $65,000 were issued and outstanding under the line of credit, which are being maintained as security for performance under lease obligations. Should we choose not to renew the line of credit, we do not believe our business would be harmed.

     Our capital requirements depend on numerous factors, including market acceptance of our services and the amount of resources we invest in Web site and content development, marketing and selling our products and services, our brand promotions, and any future acquisitions or divestitures.

     We anticipate that our existing cash and marketable securities will be sufficient to fund our anticipated needs for working capital and capital expenditures for at least the next twelve months. On an ongoing basis, we will need to generate sufficient cash flow from operations to meet our anticipated needs for working capital and capital expenditures, or we will need to raise additional capital. However, if we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, these failures could seriously harm our business. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced.

Off Balance Sheet Arrangements

     As of June 30, 2003, our only unconsolidated subsidiary is Ask Jeeves Japan, which generally provides Ask Jeeves’ services within a defined geographic region. We do not have majority voting rights or majority residual interests in the assets or income or obligations to absorb the majority of the losses of any off balance sheet entities, including Ask Jeeves Japan. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities. Accordingly, we are not materially exposed to any market, credit, liquidity or financing risk that could arise from engaging in such relationships.

     We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations, Contingent Liabilities and Commitments

The following summarizes our contractual obligations at June 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	Thereafter

Convertible subordinated notes*	$115,000	$—	$—	$115,000	$—
Capital lease obligations	102	102	—	—	—
Non-cancelable operating leases	10,780	4,216	3,747	1,502	1,315

Total	$125,882	$4,318	$3,747	$116,502	$1,315

*	The notes are convertible at any time prior to maturity into shares of our common stock at a conversion price of $16.90 per share, subject to certain adjustments. We will have the right to deliver cash (or a combination of cash and shares of common stock) in lieu of shares of our common stock.

RISK FACTORS

          Included below are other risk factors that may affect our future operating results.

Risks Related to our Company

We have a history of net losses and might not remain profitable.

          We have incurred net losses every year since our inception. Although we first became profitable in the fourth quarter of 2002, as of June 30, 2003 we had an accumulated deficit of $684.6 million. We cannot assure that we will remain profitable or cash flow positive. Moreover, we might not be able to increase our operating profitability on a quarterly or annual basis. To increase profits, we will need to generate revenue growth from our advertising sales while continuing to control our expenses. Beginning in late 2000, we announced steps to control costs, including business realignment and a reduction in our workforce. These measures reduced our operating costs during the first half of 2003 but might yet result in long-term problems, such as delayed product development or reduced morale, which could be expensive and difficult to remedy. Moreover, we might be unable to reduce operating costs any further and we face the risk that our costs might increase again in the future. Indeed, we believe it is critical that we continue to expend financial and management resources to develop our brand loyalty through marketing and promotion, to enhance our search technologies and to expand our other services. If we fail to increase revenues or control costs, our annual net losses would likely resume, in which case we would eventually need to obtain additional financing or cease operations.

We derive a significant percentage of our revenue from our paid placement arrangement with Google, Inc.

          In July 2002, we entered into an agreement with Google, Inc., to participate in its sponsored links program, and our participation began in September 2002. Under this agreement, Google sells paid placements to tens of thousands of advertisers and we display their paid placements on our U.S. Web properties. We also syndicate Google’s paid placements, together with our search results, to third-party Web sites in our syndication network. In exchange for making our Web traffic available to Google’s advertisers, we share in the revenue generated from those advertisers. In the second quarter of 2003, the Ask Jeeves UK Partnership, our U.K. subsidiary, entered into an agreement with a Google subsidiary to display Google’s paid placements on our U.K. Web site, replacing a previous paid placement provider. In the second quarter of 2003, our paid placement revenues from Google comprised 49% of our revenues from continuing operations. Our U.S. agreement with Google is scheduled to terminate in September 2005 (but allows for termination for convenience by either party after September 2004), and our U.K. agreement with Google is scheduled to terminate in May 2005.

          If our contracts with Google are not renewed, or if Google fails to perform under these contracts or they are terminated for any other reason, we would need to find another suitable paid placement provider or otherwise replace the lost revenues. Although alternate paid placement providers (such as Overture Services Inc., Espotting Media/FindWhat.com) are currently available in the market, the paid placement market is consolidating, (for example, Overture Services, Inc. is being acquired by Yahoo! Inc. and Espotting Media is merging with FindWhat.com), and we face the risk that we might be unable to negotiate equally advantageous terms with such providers. Further, if Google’s performance under these contracts unexpectedly deteriorates or our ability to generate traffic for paid placements decreases, our results of operations could be harmed.

Web-based business models are still evolving.

          Our advertising revenue will depend on our ability to achieve, measure and demonstrate to advertisers the breadth of Web traffic using our search service and the value of our targeted advertising. Currently, there are a variety of pricing models for selling advertising on the Internet, including models based on the number of impressions delivered, the number of click-throughs by users, the duration over which the advertisement is displayed or the number of keywords to which the advertisement is linked. It is still difficult to predict which pricing model, if any, will emerge as the industry standard. In addition, technological changes could impact the success of particular business models. This uncertainty makes it difficult to project our long-term advertising rates and revenues. A decrease in advertising sold or further cuts in advertising rates would reduce our total revenue.

We rely on DoubleClick for third party advertising delivery.

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

          We will be successful only if a critical mass of Internet users adopt our search technologies and services as a primary method of navigating the Internet. Internet users have a variety of other search techniques, including other search engines and subject-matter directories, available to them to find information on the Web. Users can also use non-Web-based methods of obtaining information through the Internet, including chat rooms and e-mail, rather than browsing through Web sites. Our search technologies, including our Teoma technology, are novel. It is difficult to predict the rate at which users will sample our services and the extent to which they will adopt them as their primary search technology. Even in the case of repeat users, it is difficult to know whether they return to our Web sites because they are satisfied with our offerings or because they are dissatisfied with the alternatives. At any time, users of our services might revert to prior search techniques or choose new search techniques altogether. We cannot assure you that widespread acceptance of our search technologies and services will occur. If we cannot maintain the popularity of our search engine among Internet users, our business plan will fail.

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

     We compete in markets that are intensely competitive and rapidly changing. Many of our competitors are bringing new search technologies to market, allocating extensive resources to product development and marketing and expanding their search offerings. We compete with search destinations, portals, and search technology providers.

•	Search Destinations and Portals. In our efforts to attract search engine users, we compete against search destinations and portals such as Google, Inc., Yahoo! Inc., America Online (AOL) and Microsoft Network (MSN).

•	Search Technology Providers. We also compete with search technology providers such as Google, Inc., Yahoo! Inc. and Overture Services, Inc.

          Vertical integration appears to be increasing in the Internet search and advertising industry. Vertically integrated search providers, like Yahoo! Inc. and Google, Inc., might have greater marketing and/or technology development resources, and might be able to pull web traffic away from our Web sites to theirs. To the extent that we lose market share among search users, are unable to negotiate favorable revenue splits with paid placement providers, receive less for each paid placement that we display, or receive less for our advertising products, our advertising revenues will likely decline.

Our growth will depend on our ability to attract and retain new users through effective promotional campaigns.

          We believe that favorable consumer and business community perceptions of the Ask Jeeves brands are essential to our future success. Accordingly, we intend to continue pursuing brand-enhancement strategies, which may include mass market and multimedia advertising, promotional programs and public relations activities. As with any public awareness campaign, we face the risk that our expenditures might not lead to the desired result; that is we might experience no net increase in our brand recognition or brand loyalty, our number of new users, or our Web site traffic. Furthermore, even if such increases occur, they might not be sufficiently large to justify the expenditures. If we are unable to promote brand awareness and loyalty in a cost-effective manner, we are unlikely to attract new users and our existing user base might shrink through attrition.

If we are unable to develop new products and new product enhancements rapidly and successfully, as well as to integrate acquired technologies, we might be unable to maintain user satisfaction.

          In the highly competitive, consolidating, and rapidly changing Internet search environment, our future success depends in large part on our ability to develop or acquire and introduce new search technology that meets the needs of our users more rapidly than our competitors, several of which are larger and may have significantly greater resources available for such investment in technology. For example, in 2001 we acquired Teoma Technologies, Inc. and in 2002 we acquired technology from Octopus Software, Inc. If we are unable to rapidly and successfully develop, acquire, or integrate new technology into the search services we offer, we might lose market share to our faster competitors and never recoup our development or acquisition costs.

Our business may suffer in a variety of ways unless overall economic conditions improve.

          Current economic conditions pose a variety of additional challenges to our business. Some of our advertisers are making and will continue to make significant cutbacks in their sales and marketing efforts, which will in turn harm our financial results. Our inability to replace this portion of our customer base rapidly will negatively impact our business.

Our past acquisitions and any future acquisitions may disrupt our business, dilute stockholder value, divert management attention or be difficult to integrate.

     We have acquired a number of companies and technologies since our initial public offering, including Teoma Technologies, Inc. in September 2001 and full ownership of Ask Jeeves UK Partnership in February 2002. We may in the future seek to acquire or invest in additional businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. However, in doing so, we may encounter problems with the assimilation of acquired businesses, products or technologies including:

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

     If we are unable to integrate our acquired companies successfully or to create new or enhanced services, we might not achieve the anticipated benefits from our acquisitions. If we fail to achieve the anticipated benefits from the acquisitions, we might incur increased expenses and experience a shortfall in our anticipated revenues and we might not obtain a satisfactory return on our investment. In addition, if a significant number of employees of acquired companies fail to remain employed with us, we may experience difficulties in achieving the expected benefits of the acquisitions.

If we fail to maintain effective internal financial and managerial systems, controls and procedures, our results of operations may be harmed.

          Our past business realignment and reductions in workforce placed a significant strain on our managerial staff, financial controls and operational resources as our employees have assumed greater responsibilities and learned to manage their increased workload with reduced resources. We continue to evaluate our operational and financial systems and our managerial controls and procedures to determine what additional changes, if any, might help us to manage our current operations better. We face the risk that our systems, procedures and controls might not be adequate to support our operations or to maintain accountability for our assets. Any such failure could harm our results of operations.

Our international expansion efforts might lose money.

     We currently offer our search services through separate Web sites designed for users in the United States and in the United Kingdom. In addition, we hold a 47% interest in Ask Jeeves Japan, a joint venture selling our Answers software product, as well as seeking to launch a Japanese language search site with Japan-specific content. As part of our corporate restructuring in 2001, we terminated our participation in projects seeking to launch versions of our search sites for Spanish speaking and Australian users. Any further expansion into international markets would require substantial management attention and financial resources. Establishing foreign operations is a significant investment that might not produce desired returns. Like our current foreign operations, any future expansion efforts would be subject to risks associated with international operations, including:

•	the impact of business cycles and downturns in economies outside the United States;

•	longer payment cycles and greater difficulty in accounts receivable collections;

•	unexpected changes in regulatory requirements;

•	difficulties and costs of staffing and managing foreign operations;

•	reduced protection for intellectual property rights in some countries;

•	unanticipated tax costs associated with the cross-border use of intangible assets;

•	political and economic instability;

•	fluctuations in currency exchange rates;

•	difficulty in maintaining effective communications with employees and customers due to distance, language and cultural barriers;

•	lower brand recognition for Ask Jeeves and the Jeeves character in non-English speaking countries;

•	lower per capita Internet usage in many foreign countries, for a variety of reasons including lower disposable incomes, lack of adequate telecommunications and computer infrastructure and concerns regarding online security for e-commerce transactions; and

•	competition in international markets from a broad range of competitors.

Legal actions may be initiated against us seeking to hold us liable for our links to third-party Web sites.

          Our Internet search services are designed to link users directly to a page within a third-party Web site that contains a response to a user’s query. These direct links might expose us to legal actions seeking to hold us liable for the content of those third-party Web sites. These actions might claim, for example, that we should be liable for copyright or trademark infringement or other unauthorized actions by the third-party Web site. Other claims may be based on errors or false or misleading information provided through our Web sites, including information deemed to constitute professional advice including legal, medical, financial or investment advice. Other claims may be based on our links to sexually explicit Web sites and our provision of sexually explicit advertisements when this content is displayed. While no such claims are pending and we do not believe that any such claim would have legal merit, defending against such a legal action could be expensive and distract management. Implementing measures to reduce our exposure to such claims may require us to spend substantial resources and limit the attractiveness of our service to users.

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

          We have experienced slower response times and interruptions in service due to malfunction at our hosting facilities and on the Internet backbone networks, major software upgrades on our Web sites and undetected software defects. These Web site interruptions have lasted for periods ranging from a few minutes to three hours. In addition, our Web sites also could be affected by computer viruses, electronic break-ins or other similar disruptions. If we experience outages, frequent or persistent system failures or degraded response times, user satisfaction would decrease, we would likely lose advertising revenues and our reputation and brands could be permanently harmed.

          Our users depend on Internet service providers, online service providers and other Web site operators for access to our Web sites. Each of these types of providers has experienced significant outages in the past and could experience outages, delays and other operating difficulties due to system failures unrelated to our systems.

          The occurrence of an earthquake or other natural disaster or unanticipated problem at our principal facilities or at the servers that host or backup our systems could cause interruptions or delays in our interactive network or a loss of data. Our systems are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. We have not developed a comprehensive disaster recovery plan to respond to system failures. Our insurance policies might not adequately compensate us for losses that may occur due to interruptions in our service.

Our long-term success depends upon the growth and acceptance of Internet advertising as an effective alternative to traditional advertising media.

          We compete with traditional media including television, radio and print, in addition to other high-traffic Web sites, for a share of advertisers’ total advertising expenditures. We face the risk that advertisers might find Internet advertising to be less effective than traditional media at promoting their products or services and may further reduce or eliminate their expenditures on Internet advertising. Many potential advertisers and advertising agencies have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to Internet advertising. Acceptance of the Internet among advertisers will depend, to a large extent, on the perceived effectiveness of Internet advertising and the continued growth of commercial usage of the Internet. Filter software programs that limit or prevent advertising from being displayed on a user’s computer are available. It is unclear whether this type of software will become widely accepted, but if it does, it would negatively affect Internet-based advertising. Our business could be seriously harmed if the market for Internet advertising does not continue to grow.

A breach of our computer security could damage our reputation and deter customers from using our services.

          We attempt to protect our computer systems and network from physical break-ins, security breaches and other disruptive problems caused by the Internet or other users. Computer break-ins could jeopardize the security of information stored in and transmitted through our computer systems and network, which could reduce our ability to retain or attract customers, damage our reputation or subject us to litigation. We could be subject to denial of service, vandalism and other attacks on our systems by Internet hackers. Although we intend to continue to implement security technology and establish operational procedures to prevent break-ins, damage and failures, these security measures might fail. Our insurance coverage might be insufficient to cover losses that result from such events.

If we do not adapt our search services for users of cell phones, PDAs and similar devices, we might lose market share as users increasingly use handheld devices to access the Internet.

          In the coming years, the number of individuals who access the Internet through devices other than a personal computer is expected to increase. These alternative devices include personal digital assistants, known as PDAs, cellular telephones and television set-top devices. The low resolution, functionality and memory currently associated with some of these alternative devices might prevent or impede their users from accessing our graphics-rich Web services. Unless we successfully launch a version of our Web search service that is easily accessible through these alternative devices, we face a risk of losing market share if personal computer users migrate toward use of these alternative devices to access the Internet.

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

Our business might suffer if any of our key executives discontinues employment with us.

          Our future success depends to a large extent on the services of our key managerial employees. Although we have signed offer letters with our executives, we have not entered into formal employment agreements with them and we do not maintain key person life insurance. If we are unable to retain our executive officers or key management personnel or attract additional qualified management in the future, our business might be materially harmed.

Our success depends on our ability to attract and retain skilled technical employees.

          Our success depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees with skills in search technology is intense. We have experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we fail to attract, retain and motivate highly-skilled employees, our business will be harmed.

We may face potential liability, loss of users and damage to our reputation for violation of privacy policies.

          We have a policy against using personally identifiable information obtained from users of our search technologies without the user’s permission. In the past, the Federal Trade Commission has investigated companies that have used personally identifiable information without permission or in violation of a stated privacy policy. Under the UK Data Protection Act and the EU Data Protection Directive, a failure to ensure that personal information is accurate and secure or a transfer of personal information to a country without adequate privacy protections could result in criminal or civil penalties. If we use personally identifiable information without permission or in violation of our policy, we may face potential liability for invasion of privacy for compiling and providing information to our corporate customers and electronic commerce merchants.

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

          Legislation limiting the ability of the states to impose taxes on Internet-based transactions was enacted by the United States Congress. However, this legislation, known as the Internet Tax Freedom Act, imposed only a three-year moratorium on state and local taxes on electronic commerce, where such taxes are discriminatory, unless such taxes were generally imposed and actually enforced prior to October 1, 1998. The legislation, which commenced October 1, 1998 and was to have expired on October 21, 2001, has since been given a five-year extension by the House of Representatives. It is unclear which steps the legislature will take next, and failure to continue to renew this legislation would allow various states to impose taxes on Internet-based commerce. The imposition of such taxes could impair the growth of the electronic commerce marketplace and impair our ability to remain profitable.

          In addition, we are not certain how our business might be affected by the application to Internet commerce of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market. Such uncertainty could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

          Several recent federal laws could have an impact on our business. The Digital Millennium Copyright Act is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party Web sites that include materials that infringe copyrights or other rights of others. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Such legislation may impose significant additional costs on our business or subject us to additional liabilities.

          Due to the nature of the Web, it is possible that the governments of other states and foreign countries might attempt to regulate Web transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws might be modified and new laws might be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) could increase the costs of regulatory compliance for us or force us to change our business practices.

Third parties may bring intellectual property infringement claims against us that would be expensive to defend and, if successful, could subject us to significant liability and block us from using key technology.

          From time to time in the ordinary course of business we have been subject to claims of alleged infringement of the trademarks, patents, and other intellectual property rights of third parties. Any such claims, if made, and any resulting litigation, should it occur, could subject us to significant liability for damages. In addition, even if we prevail, litigation could be time-consuming and expensive to defend, and could result in the diversion of our time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into license agreements that might not be available on reasonable terms, or at all.

Terrorist activities and resulting military and other actions could harm our business.

          Terrorist attacks in New York and Washington, D.C. in September of 2001 disrupted commerce throughout the world. The continued threat of terrorism, recent military action in Iraq, and heightened security measures in response to this threat may cause significant disruption to commerce throughout the world. To the extent that disruptions result in a general decrease in corporate spending on advertising, our business and results of operations could be harmed. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term adverse effect on our business, results of operations or financial condition. Additionally, if any attacks were to affect our key data centers, our business could be harmed.

Risks Related to Accounting Matters

If requirements relating to accounting treatment for employee stock options are changed, we might decide to change our compensation practices, which might increase our cash compensation expense.

          We currently account for the issuance of stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” If proposals currently under consideration by administrative and governmental authorities are adopted, we may be required to treat the value of the stock options granted to employees as compensation expense. Such a change would likely have a negative effect on our earnings. In response to a requirement to expense the value of stock options, we might decide to decrease the number of employee stock options granted to our employees. Such a reduction could affect our ability to retain existing employees and attract qualified candidates, and increase the cash compensation we would have to pay to them. An increase in employee wages and salaries would decrease our cash available for marketing, product development and other uses.

If accounting interpretations relating to revenue recognition change, our reported revenues could decline or we could be forced to make changes in our business practices.

          Over the last several years, the accounting profession has issued several standards and interpretations relating to revenue recognition. For example, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, or SAB 101, which explains how the SEC staff believes existing revenue recognition rules should be applied. We believe that our revenue recognition policies are currently in compliance with EITF 00-21 and SAB 101.

          The accounting profession continues to discuss revenue recognition standards with the objective of providing guidance on potential interpretations. These discussions and the issuance of interpretations, once finalized, could lead to unanticipated changes in our current revenue accounting practices, which could cause us to recognize lower revenues. These changes may extend sales cycles, increase administrative costs and otherwise harm our business.

Risks Related to the Capital Markets

We may not be able to secure additional financing to meet our future capital needs.

          If we are unable to generate sufficient cash flows from operations to cover our expenses and capital expenditures, we will need to raise additional funds. We may require additional funding, for example, to fund brand promotion, develop new or enhanced products and services, respond to competitive pressures or make acquisitions. We might be unable to obtain any required additional financing on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we might be unable to fund our expansion, successfully promote our brand, develop or enhance products and services, respond to competitive pressures or take advantage of acquisition opportunities, any of which could seriously harm our business. If we raise additional funds through the issuance of equity securities, our stockholders might experience dilution of their ownership interest, and the newly issued securities might have rights superior to those of the common stock. If we raise additional funds by issuing debt, its terms may impose limitations on our operations, including limitations on the payment of dividends. If we do not sustain profitability in the future and are unable to obtain additional financing, then we will eventually be unable to continue our operations.

Our stock price may fluctuate significantly regardless of our actual operating performance.

          Our common stock is listed for trading on the Nasdaq National Market. The trading price of our common stock has been and may continue to be highly volatile. Our stock price may be subject to wide fluctuations in response to a variety of factors, including:

•	actual or anticipated variations in quarterly operating results and announcements of technological innovations;

•	new products or services offered by us or our competitors;

•	changes in financial estimates by securities analysts;

•	changes in research coverage by securities analysts;

•	conditions or trends in the Internet services industry;

•	any announcement by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	sales by current holders of our common stock and general financial conditions and investor sentiment regarding Internet companies generally; and

•	other events that may be beyond our control.

          In addition, the Nasdaq National Market, where most publicly held Internet companies are traded, has periodically experienced extreme price and volume fluctuations. These fluctuations may be unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may harm the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of an individual company’s securities, securities class action litigation often has been instituted against that company. For example, on October 25, 2001, a putative class action lawsuit captioned Leonard Turroff, et al. vs. Ask Jeeves, Inc., et al. was filed against us and two of our officers and directors in the United States District Court for the Southern District of New York, alleging violation of Federal securities laws. This type of litigation could result in substantial costs and a diversion of management’s attention and resources. See further discussion of this lawsuit and other litigation in Item 1, “Legal Proceedings.”

If we fail to meet the expectations of public market analysts and investors, the market price of our common stock may decrease significantly.

          Public market analysts and investors have not been able to develop consistent financial models for the Internet market because of the unpredictable rate of growth of Internet use, the rapidly changing models of doing business on the Internet and the Internet’s relatively low barriers to entry. As a result, and because of the other risks noted in this discussion, our actual results might not meet the expectations of public market analysts and investors in future periods. If this occurs, the price of our common stock will likely decrease.

Future sales of our stock could affect our stock’s market price.

          If our stockholders sell substantial amounts of our common stock, including shares sold by directors or officers and shares issued upon the exercise of outstanding options or in connection with acquisitions, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

          Our certificate of incorporation and bylaws include a number of provisions that may deter or impede hostile takeovers or changes of control or management. These provisions include:

•	our board is classified into three classes of directors as nearly equal in size as possible with staggered three year-terms;

•	the authority of our board to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of these shares, without stockholder approval;

•	all stockholder actions must be effected at a duly called meeting of stockholders and not by written consent;

•	except under limited circumstances, special meetings of the stockholders may be called only by the chairman of the board, the chief executive officer, the board of directors or by holders of shares entitled to cast not less than 50% of the votes of the meeting; and

•	except under limited circumstances, no cumulative voting is allowed.

These provisions may have the effect of delaying or preventing a change of control. In addition, certain material agreements contain change in control provisions that may discourage or delay attempts to acquire us.

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

          In addition, our option agreements under the 1996 Stock Option Plan provide that if a change of control of Ask Jeeves occurs prior to the first anniversary of the vesting commencement date of an option, then the vesting which would have occurred by such anniversary shall occur. After the first anniversary of the date of grant, these option agreements provide that the vesting of each option shall accelerate by six months upon a change of control. Furthermore, offer letters and severance benefit letter agreements with our executive officers provide for the payment of severance and acceleration of options upon the termination of these executive officers following a change of control of Ask Jeeves. These provisions in our stock option agreements and offer letters could have the effect of discouraging potential takeover attempts.

Risks Related to our Subordinated Convertible Notes

Our stock price has been volatile historically and may continue to fluctuate widely regardless of our actual operating performance. Significant volatility in the price of our common stock will likely cause the price of the notes to fluctuate significantly, which may make it difficult for holders to resell the notes or the shares of our common stock issuable upon conversion of the notes when desired or at attractive prices.

          Because the notes are convertible into shares of our common stock, volatility or depressed prices for our common stock could have a similar effect on the trading price of the notes. Holders who receive common stock upon conversion also will be subject to the risk of volatility and depressed prices of our common stock. In addition, the existence of the notes may encourage short selling in our common stock by market participants because the conversion of the notes could depress the price of our common stock, and the short selling could also put downward pressure on the market price of our common stock.

The notes are subordinated and there are no financial covenants in the indenture. Therefore, we may be unable to repay our obligations under the notes.

          The notes are unsecured and subordinated in right of payment in full to all of our existing and future senior debt. Because the notes are subordinated to our senior debt, in the event of (1) our liquidation or insolvency, (2) a payment default on our designated senior debt, (3) a covenant default on our designated senior debt (as defined in “Description of Notes—Subordination of Notes” in the Offering Circular), or (4) acceleration of the notes due to an event of default, we will make payments on the notes only after our senior debt has been paid in full. After paying our senior debt in full, we might not have sufficient assets remaining to pay any or all amounts due on the notes.

          Our subsidiaries are separate legal entities and have no obligation to make any payments on the notes or make any funds available for payment on the notes, whether by dividends, loans or other payments. The payment of dividends and the making of loans and advances to us by our subsidiaries may be subject to statutory or contractual restrictions and are dependent upon the earnings of our subsidiaries. Our subsidiaries have not guaranteed the payment of the notes. Our right to receive assets of any of our subsidiaries upon their liquidation or reorganization, and a noteholder’s right to participate in these assets, will be effectively subordinated to the claims of that subsidiary’s creditors. Consequently, the notes are effectively subordinated to all liabilities, including trade payables, of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish, except to the extent that we are recognized as a creditor of such subsidiary, in which case our claims would still be subordinate to any security interests in the assets of such subsidiary and any debt of such subsidiary senior to that held by us.

          As of June 30, 2003, (i) we had $10.9 million of senior debt outstanding consisting primarily of operating leases, and (ii) our subsidiaries had no outstanding indebtedness and approximately $7.1 million of other liabilities, including trade payables, but excluding intercompany liabilities, to which the notes are effectively subordinated. Neither we nor our subsidiaries are prohibited or limited from incurring debt or acting as guarantors of debt for others in whom we or our subsidiaries may have an interest under the indenture. Our ability to pay our obligations on the notes could be adversely affected by our or our subsidiaries’ incurrence of additional indebtedness or other liabilities. We and our subsidiaries may from time to time incur additional indebtedness and other liabilities, including senior debt. See “Description of Notes—Subordination of Notes” in the Offering Circular.

We significantly increased our leverage as a result of the sale of the notes.

          In connection with the sale of the notes, we incurred $115 million of indebtedness, which substantially increased our principal payment obligations. The degree to which we are leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures.

We do not expect a public market for the notes to develop.

          There currently is no trading market for the notes and there can be no assurance as to (1) the liquidity of any market for the notes that may develop; (2) the ability of the holders to sell their notes; or (3) the prices at which holders of the notes would be able to sell their notes. If markets were to exist, the notes could trade at prices higher or lower than their initial purchase prices depending on many factors. If an active market for the notes fails to develop or be sustained, the trading price of the notes could decline significantly. We do not intend to apply for listing of the notes on any securities exchange or for quotation on The Nasdaq National Market.

We might not have the ability to repurchase the notes in cash if a holder exercises its repurchase right upon the occurrence of a change in control.

          Holders of the notes have the right to require us to repurchase the notes upon the occurrence of a change in control prior to maturity as described under the heading “Description of Notes—Purchase of Notes at Your Option Upon a Change in Control” in the Offering Circular. We might not have sufficient funds to make the required repurchase in cash at such time or the ability to arrange necessary financing on acceptable terms. In addition, our ability to repurchase the notes in cash might be limited by law or the terms of other agreements relating to our indebtedness outstanding at the time. We have the ability under the terms of the notes to pay the repurchase price in shares of our common stock, regardless of whether we have cash available, but doing so might be highly dilutive.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          We are exposed to interest rate, market and credit risk and related change in the market values of our investment portfolio. Our investment portfolio consists primarily of high credit quality corporate, asset-backed, agency and municipal debt instruments. Investments in both fixed and floating rate securities have some degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted by increases in interest rates. Floating rate securities may produce less income than anticipated if interest rates fall. As a result, changes in interest rates may cause us to incur losses in principal if we are forced to sell securities that have declined in market value or may result in lower than anticipated investment income. Our investment portfolio is categorized as available-for-sale and accordingly is presented at fair value on the balance sheet.

          We manage our exposure to interest rate, market and credit risk in the investment portfolio with investment policies and procedures that limit such things as term, credit rating and the amount of credit exposure to any one issue, issuer and type of instrument. We have not used derivative financial instruments in our investment portfolio.

          During the three months ended June 30, 2003, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were not material. Further, we believe that the impact on the fair market value of our securities and our earnings for the remainder of the year from a hypothetical 10% change in interest rates would not be significant.

          The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, since a significant portion of the operations consist of operations outside of the U.S., we enter into transactions in other currencies, primarily the British pound. We currently do not hedge our exposure to foreign exchange rate fluctuations. However, some contracts of our UK operations are denominated in US dollars and certain cash balances are maintained in US dollars to limit such exposure. Our international business is subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility, particularly the exchange rate between the British pound and the U.S. dollar. Changes in these or other factors could harm our business, operating results and financial condition.

Item 4. Controls and Procedures

     As of June 30, 2003, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in our internal controls subsequent to June 30, 2003.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On October 25, 2001, a putative class action lawsuit captioned Leonard Turroff, et al. vs Ask Jeeves, Inc., et al. was filed against us and two of our officers and directors (collectively the “Individual Defendants”) in the United States District Court for the Southern District of New York. Also named as defendants were Morgan Stanley & Co,, Inc., FleetBoston Robertson Stephens, Goldman Sachs & Co., U.S. Bancorp Piper Jaffray, and Dain Rauscher, Inc., the underwriters of our initial public offering. The complaint alleges violations of Section 11 of the Securities Act of 1933 against all defendants, and violations of Section 15 of the Securities Act against the Individual Defendants in connection with our initial public offering (“IPO”). An amended complaint was filed on December 6, 2001, which includes the same allegations in connection with our secondary offering in March 2000. The complaints seek unspecified damages on behalf of a purported class of purchasers of our common stock between June 30, 1999 and December 6, 2000. On June 24, 2003, a special committee of our board of directors approved the settlement of this action, subject to certain conditions including that a sufficient number of the defendants participate in the settlement, and on July 9, 2003, the Individual Defendants approved the settlement of this action. It is anticipated that the settlement will be submitted to the Court for approval before the end of the y ear.

     On May 2, 2002, a stockholder derivative lawsuit was filed in the Superior Court of California, County of Alameda, titled Brenner v. Strauch et al. The lawsuit purported to be filed on behalf of our company, asserting claims against the officers and directors at the time of our IPO. Also named as defendants were Morgan Stanley & Co., Inc., and FleetBoston Robertson Stephens, the underwriters of our IPO. The complaint alleged breach of fiduciary duty, negligence and unjust enrichment of the named officers and directors, for acquiescing and/or conspiring with the underwriter defendants in underpricing the IPO. Upon Defendants’ motion, the lawsuit was transferred to the U.S. District Court in Northern California. On October 31, 2002, the Court dismissed the lawsuit, with prejudice. The plaintiff appealed and the case was consolidated with similar derivative actions. On June 19, 2003 the plaintiffs stipulated to a dismissal of the appeal.

     In management’s opinion, resolution of these matters is not expected to have a material adverse impact on our results of operation, cash flows or financial position. However, depending on the amount and timing, an unfavorable resolution of these matters could materially and adversely affect our future results of operations, cash flows or financial position.

Item 2. Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Under Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     A.     The annual meeting of the stockholders was held on May 9, 2003.

     B.     The following matters were voted upon at the annual meeting:

1. To elect the following directors to hold office until the 2006 Annual Meeting of Stockholders, or until their successors are duly elected and qualified:

Nominee	In Favor	Withheld

Joshua C. Goldman	34,332,469	693,897
Geoffrey Y. Yang	34,315,047	711,319

2.	To ratify the selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 2003.

			Broker
For	Against	Abstain	Non-Vote

34,758,110	260,830	7,426	0

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this quarterly report.

b) Reports on Form 8-K

During the quarter ended June 30, 2003, we filed the following reports on Form 8-K:

(1)	Dated April 22, 2003, describing under Item 12 our first quarter 2003 financial results.

(2)	Dated April 25, 2003, describing under Item 5 the resignation of Roger Strauch from the Board of Directors and the subsequent reduction in size of the Board.

(3)	Dated May 15, 2003, describing under Item 5 our U.K. subsidiary’s agreement with a Google, Inc. subsidiary.

(4)	Dated May 28, 2003, describing under Item 5 our intention to sell, subject to market and other conditions, $100 million of Convertible Subordinated Notes due 2008 in a private offering under Rule 144A.

(5)	Dated May 28, 2003, describing under Item 5 our entrance into a definitive Asset Purchase Agreement with Kanisa Inc. pursuant to which we agreed, subject to various conditions, to sell certain assets used in our Jeeves Solutions business to Kanisa Inc. for up to $4.25 million, and further describing the risk factors associated with the proposed sale.

(6)	Dated May 28, 2003, describing under Item 5 our entrance into a definitive Asset Purchase Agreement with Kanisa Inc. pursuant to which we agreed, subject to various conditions, to sell certain assets used in our Jeeves Solutions business to Kanisa Inc., and further describing necessary adjustments to our financial statements as a result of entering into such an Agreement.

(7)	Dated May 29, 2003, describing under Item 5 our pricing of an aggregate of $100 million of Zero Coupon Convertible Subordinated Notes due 2008, to be sold in a private offering under Rule 144A (plus up to an additional $15 million aggregate principal amount of such notes if and to the extent that the initial purchaser exercises a purchase option contained in the agreement), and further describing our closing of the sale of $100 million of such notes to the initial purchaser.

(8)	Dated June 23, 2003, describing under Item 5 our sale of $15 million aggregate principal amount of our Zero Coupon Convertible Subordinated Notes due June 1, 2008 in a private offering under Rule 144A, pursuant to the exercise of an option granted to the initial purchaser of our private offering of $100 million of Zero Coupon Convertible Subordinated Notes due 2008.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASK JEEVES, INC.

August 5, 2003	By:	/s/ A. George Battle

A. George (Skip) Battle Chief Executive Officer (Principal Executive Officer)

August 5, 2003	By:	/s/ Steven J. Sordello

Steven J. Sordello Chief Financial Officer (Principal Financial Officer)

August 5, 2003	By:	/s/ Scott T. Bauer

Scott T. Bauer Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

Plans of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement and Plan of Merger, dated June 29, 1999, by and between the Registrant and AJ Merger Corporation (previously filed as Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).

2.2	Agreement and Plan of Merger and Reorganization, dated as of November 19, 1999, by and among the Registrant, Net Effect Systems, Inc. and Neutral Acquisition Corp. (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed November 18, 1999, and incorporated herein by reference).

2.3	Agreement and Plan of Merger and Reorganization, dated as of January 25, 2000, by and among the Registrant, Direct Hit Technologies, Inc. and Answer Acquisition Corp. (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed February 14, 2000, and incorporated herein by reference).

2.4	Certificate of Ownership and Merger Merging Net Effects Systems, Inc. and Direct Hit Technologies, Inc. with and into the Registrant, dated as of December 28, 2000 (previously filed as Exhibit 2.4 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).

2.5	Agreement and Plan of Merger and Reorganization, dated as of September 10, 2001, by and among the Registrant, Answer Acquisition Corp. No. 2, and Teoma Technologies, Inc., and solely with respect to Article X, Hawk Holdings, LLC, as Stockholders’ Agent, and Chase Manhattan Bank and Trust, N.A., as Escrow Agent (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed September 17, 2001, and incorporated herein by reference).

Charter Documents

3.1.1	Certificate of Incorporation of AJ Merger Corporation (previously filed as Exhibit 3.1 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).

3.1.2	Amended and Restated Certificate of Incorporation of the Registrant, dated July 6, 1999 (previously filed as Exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).

3.1.3	Certificate of Correction of Amended and Restated Certificate of Incorporation of the Registrant, dated as of April 6, 2001 (previously filed as Exhibit 3.1.3 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).

3.1.4	Certificate of Designation of Series A Junior Participating Preferred Stock (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed May 10, 2001, and incorporated herein by reference).

Bylaws

3.2	Bylaws of the Registrant (previously filed as Exhibit 3.4 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).

Instruments Defining the Rights of Security Holders

Exhibit No.	Description

4.1	Specimen Certificate for Registrant’s Common Stock (previously filed as Exhibit 4.2 to the Registrant’s Amendment No. 2 to Form S-1, filed June 7, 1999, and incorporated herein by reference).

4.2.1	Rights Agreement (commonly called a “poison pill plan”), dated as of April 26, 2001, between the Registrant and Fleet National Bank, N.A. (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed May 10, 2001, and incorporated herein by reference).

4.2.2	Form of Rights Certificate (filed as Exhibit B to Rights Agreement, dated as of April 26, 2001, between the Registrant and Fleet National Bank, N.A., previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed May 10, 2001, and incorporated herein by reference).

Equity Compensation Plan Documents

10.1.1.1†	1996 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).

10.1.1.2†	Form of Option Agreement for the 1996 Equity Incentive Plan (previously filed as Exhibit 10.2 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).

10.1.2.1.1†	1999 Equity Incentive Plan, adopted April 16, 1999 and approved by Stockholders on May 21, 1999 and May 25, 2000 (composite plan document reflecting amendments adopted through the date hereof) (previously filed as Exhibit 4.1 to the Registrant’s Form S-8, filed May 15, 003, and incorporated herein by reference).

10.1.2.2†	Form of Stock Option Grant Notice for the 1999 Equity Incentive Plan (previously filed within Exhibit 10.4.1 to the Registrant’s Annual Report on Form 10-K, filed April 2, 2001, and incorporated herein by reference).

10.1.2.3†	Form of Option Agreement for the 1999 Equity Incentive Plan (previously filed as Exhibit 99.2 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).

10.1.2.4†*	Form of Addendum to Stock Option Agreement applicable to certain grants under the 1999 Equity Incentive Plan from the Registrant to each of A. George (Skip) Battle, Steven Berkowitz, Steven Sordello, Heather Staples and Claudio Pinkus.

10.1.3.1†	1999 Non-Qualified Equity Incentive Plan, as Amended through January 10, 2001 (previously filed as Exhibit 99.4 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).

10.1.3.2†	Form of Option Agreement for the 1999 Non-Qualified Equity Incentive Plan (previously filed as Exhibit 99.5 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).

10.1.3.3†	2002 UK Approved Rules for Grants under the 1999 Non-Qualified Equity Plan (the “UK Sub Plan”), as adopted by the Registrant on January 13, 2003 (previously filed as Exhibit 10.1.3.3 to the Registrant’s Form 10-Q, filed May 2, 2003, and incorporated herein by reference)

10.1.4†	1999 Employee Stock Purchase Plan, as amended through May 25, 2000 (previously filed as Exhibit 99.3 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).

Other Compensation-Related Agreements

10.2.1.1†	Offer letter dated as of January 5, 1999, by and between the Registrant and Frank A. Vaculin (previously filed as Exhibit 10.18 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).

10.2.1.2†	Severance terms as of April 30, 2001, by and between the Registrant and Frank A. Vaculin (previously filed as Exhibit 10.18.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).

Exhibit No.	Description

10.2.2.1†	Offer letter dated as of May 27, 1999, by and between the Registrant and George S. Lichter (previously filed as Exhibit 10.29 to the Registrant’s Amendment No. 2 to Form S-1, filed June 7, 1999, and incorporated herein by reference).

10.2.2.2†	Incentive Agreement, entered into as of January 2, 2001, by and between the Registrant and George Lichter (previously filed as Exhibit 10.46.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).

10.2.2.3†	Amendment to Incentive Agreement, dated June 18, 2001, by and between the Registrant and George Lichter (previously filed as Exhibit 10.46.2 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).

10.2.2.4†	Second Amendment to Incentive Agreement, entered into as of August 30, 2001, by and between the Registrant and George Lichter (previously filed as Exhibit 10.46.3 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).

10.2.2.5†	Separation Agreement, dated February 6, 2002, made by and between George Lichter and the Registrant (previously filed as Exhibit 10.46.4 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).

10.2.3.1†	Offer letter dated as of December 8, 2000, by and between the Registrant and A. George (Skip) Battle (previously filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K, filed April 2, 2001, and incorporated herein by reference).

10.2.3.2†	Offer letter of New Terms of Employment, dated April 3, 2001, by and between the Registrant and A. George Skip) Battle (previously filed as Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2001, and incorporated herein by reference).

10.2.3.3†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and A. George (Skip) Battle (previously filed as Exhibit 10.2.3.3 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).

10.2.4.1†	Promissory Note, dated March 15, 2001, by and between the Registrant and Steven J. Sordello (previously filed as Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2001, and incorporated herein by reference).

10.2.4.2†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and Steven J. Sordello (previously filed as Exhibit 10.2.4.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).

10.2.4.3†	Addendum to Stock Option Agreement regarding the April 1, 2003 stock option grant under the 1999 Equity Incentive Plan from the Registrant to Steven J. Sordello.

10.2.5†	Severance letter dated March 28, 2001, by and between the Registrant and Adam Klein previously filed as Exhibit 10.39.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).

10.2.6.1†	Offer letter dated April 23, 2001, by and between the Registrant and Steven Berkowitz (previously filed as Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2001, and incorporated herein by reference).

10.2.6.2†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and Steven Berkowitz (previously filed as Exhibit 10.2.6.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).

10.2.7.1†	Incentive Agreement, entered into as of January 2, 2001, by and between the Registrant and Claudio Pinkus (previously filed as Exhibit 10.45.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).

Exhibit No.	Description

10.2.7.2†	Amendment to Incentive Agreement, dated June 18, 2001, by and between the Registrant and Claudio Pinkus (previously filed as Exhibit 10.45.2 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).

10.2.7.3†	Second Amendment to Incentive Agreement, entered into as of August 29, 2001, by and between the Registrant and Claudio Pinkus (previously filed as Exhibit 10.45.3 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).

10.2.7.4†	Third Amendment to Incentive Agreement, entered into as of November 17, 2001, by and between the Registrant and Claudio Pinkus (previously filed as Exhibit 10.45.4 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).

10.2.7.5†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and Claudio Pinkus (previously filed as Exhibit 10.2.7.5 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).

10.2.8.1†	Form of Indemnity Agreement by and between the Registrant and each of its then-current directors and executive officers (previously filed as Exhibit 10.27 to the Registrant’s Amendment No. 1 to Form S-1, filed May 10, 1999, and incorporated herein by reference).

10.2.8.2†*	Form of Indemnification Agreement, dated May 2003, entered into between the Registrant and each of A. George (Skip) Battle, David Carlick, Joshua Goldman, Garrett Gruener, James Kirsner, Geoffrey Y. Yang, Scott Bauer, Steve Berkowitz, Adrian Cox, John Scott Lomond, Claudio Pinkus, Brett Robertson, Steve Sordello and Heather Staples.

10.2.9.1†	Severance Benefit Letter Agreement, dated as of December 3, 2002, by and between the Registrant and Brett M. Robertson (previously filed as Exhibit 10.2.9.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).

10.2.10.1†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and Heather J. Staples (previously filed as Exhibit 10.2.10.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).

10.2.11†	Separation Agreement and Mutual Release, dated as of December 23, 2002, by and between the Registrant and Cynthia Pevehouse (previously filed as Exhibit 10.2.11 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).

U.S. Leases

10.3.1	Office Lease dated as of April 29, 1999, by and between the Registrant and Emery Station Associates, L.L.C. (previously filed as Exhibit 10.28 to the Registrant’s Amendment No. 2 to Form S-1, filed June 7, 1999, and incorporated herein by reference).

10.3.2	Master Lease Agreement dated as of June 15, 1999, by and between the Registrant and Comdisco, Inc. (previously filed as Exhibit No. 4 to the Registrant’s Amendment No. 4 to Form S-1, filed June 29, 1999, and incorporated herein by reference).

10.3.3	Lease Amendment and Termination Agreement, made February 4, 2002, by and between the Registrant, as Tenant, and Oakland City Center LLC, as Landlord (previously filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).

Ask Jeeves U.K. Documents

10.4.1	Agreement Relating to the Sale and Purchase of the Entire Issued Share Capital of Carlton & Granada Internet Limited, dated as of February 7, 2002, by and among the Registrant, Carlton Communications PLC, Granada Media Group Limited, Carlton & Granada Internet Limited, Ask Jeeves (Jersey) Limited and Ask Jeeves International, Inc. (previously filed as Exhibit 2.1 to the Registrant’s Form S-3, filed March 6, 2002, and incorporated herein by reference).

Exhibit No.	Description

10.4.2	Further Supplemental Partnership Deed relating to Ask Jeeves UK, dated February 14, 2002, by and among the Registrant, Carlton Communications PLC, Granada Media Group Limited, Carlton & Granada Internet Limited, Ask Jeeves (Jersey) Limited, Ask Jeeves International Inc. and Ask Jeeves UK (previously filed as Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q, filed April 30, 2002, and incorporated herein by reference).

10.4.3	Tax Deed relating to the acquisition of the entire issued share capital of Carlton & Granada Internet Limited, dated March 6, 2002, by and among the Registrant, Carlton Communications PLC and Granada Media Group Limited (previously filed as Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q, filed April 30, 2002, and incorporated herein by reference).

10.4.4	Underlease, dated March 15, 2000, by and between City & General (West End) Limited and the Ask Jeeves UK Partnership (previously filed as Exhibit 10.4.4 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).

Japanese Joint Venture Documents

10.5.1‡	Joint Venture Agreement by and between Trans Cosmos Inc. USA Pacific Holdings Company III, and Ask Jeeves International, Inc., dated as of August 31, 2000 (previously filed as Exhibit 10.5.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).

10.5.2.1‡	Distribution and License Agreement by and between Ask Jeeves International, Inc., Ask Jeeves Japan Co., Ltd., the Registrant, and Trans Cosmos, Inc., dated as of August 31, 2000 (previously filed as Exhibit 10.5.2.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).

10.5.2.2‡	Amendment No. 1 to the Distribution and License Agreement by and between Ask Jeeves International, Inc. and Kabushiki Kaisha Ask Jeeves Japan, dated as of December 1, 2000 (previously filed as Exhibit 10.5.2.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).

10.5.2.3‡	Amendment No. 2 to the Distribution and License Agreement by and between Ask Jeeves International, Inc. and Kabushiki Kaisha Ask Jeeves Japan, dated as of January 1, 2002 (previously filed as Exhibit 10.5.2.3 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).

Warrants to Purchase Common Stock of the Registrant

10.6.1	Warrant to purchase 15,000 shares of Common Stock granted by the Registrant to Antenna Group Provided, dated as of June 30, 1998 (previously filed as Exhibit 4.3 to the Registrant’s Amendment No. 1 to Form S-1, filed May 10, 1999, and incorporated herein by reference).

10.6.2	Warrant to purchase 105,000 shares of Common Stock granted by the Registrant to Boris Katz, dated as of July 26, 2001 (previously filed as Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).

10.6.3	Warrant to purchase 70,000 shares of Common Stock granted by the Registrant to Patrick Winston, dated as of July 26, 2001 (previously filed as Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).

Registration Rights Agreements

10.7.1	Form of Registration Rights Agreement, between the Registrant and Stockholders of Net Effect Systems, Inc. (previously filed as Exhibit 10.35 to the Registrant’s Amendment No. 1 to Form S-1, filed February 23, 2000, and incorporated herein by reference).

Exhibit No.	Description

10.7.2	Registration Rights Agreement, dated September 10, 2001, by and between the Registrant and the multiple parties listed therein (previously filed as Exhibit 10.44 to the Registrant’s Current Report on Form 8-K, filed September 17, 2001, and incorporated herein by reference).

Miscellaneous

10.8.1‡	Advertising Services Agreement, dated July 17, 2002, by and between the Registrant and Google, Inc. (previously filed as Exhibit 10.52 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2002, and incorporated herein by reference).

10.8.2‡	Amendment Number One to the Advertising Services Agreement, dated October 23, 2002, by and between the Registrant and Google, Inc. (previously filed as Exhibit 10.8.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).

10.8.3‡	Google Services Agreement, dated May 15, 2003, by and between Ask Jeeves UK Partnership and Google Technology, Inc. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2003, filed May 29, 2003, and incorporated herein by reference).

10.9.1‡	Agreement by and between the Registrant and The Wodehouse No. 3 Trust, dated as of January 1, 2000 (previously filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).

10.9.2‡*	First Amendment to Agreement by and between the Registrant and The Wodehouse No. 3 Trust, dated as of May 9, 2003.

10.10.1‡	DART™ Service Agreement for Publishers by and between DoubleClick Inc. and the Registrant, effective as of March 31, 1999 (previously filed as Exhibit 10.10.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).

10.10.2‡	Addendum No. 1 to DART Service Agreement for Publishers by and between DoubleClick Inc. and the Registrant, effective as of October 1, 2000 (previously filed as Exhibit 10.10.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).

10.10.3‡	Addendum No. 2 to DART Service Agreement for Publishers by and between DoubleClick Inc. and the Registrant, effective as of March 30, 2001 (previously filed as Exhibit 10.10.3 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).

10.10.4‡	DFP Extension Addendum No. 3 to DART Service Agreement for Publishers by and between DoubleClick Inc. and the Registrant, effective as of November 1, 2002 (previously filed as Exhibit 10.10.4 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).

10.11	Asset Purchase Agreement dated May 28, 2003 by and between Ask Jeeves, Inc. and Kanisa Inc. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 28, 2003, filed May 29, 2003, and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (previously filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).

31.1*	Certification of A. George Battle under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Steven J. Sordello under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Denotes a management contract or compensatory plan.

‡	Portions of this exhibit were omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.