Form 10-Q
period 2003-09-30
ASK JEEVES INC
filed 2003-11-04
CIK 1054298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2003

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

      The number of shares outstanding of the registrant’s Common Stock as of October 31, 2003 was 46,516,716.

The Exhibit Index begins on page 41.

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

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

ASK JEEVES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2003	2002

	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$82,766	$27,613
Marketable securities	89,408	5,827
Restricted cash and marketable securities	—	11,000

Total cash, cash equivalents and marketable securities	172,174	44,440
Accounts receivable, net	11,894	7,600
Prepaid expenses and other current assets	3,692	2,272
Assets of discontinued operations	—	2,699

Total current assets	187,760	57,011
Property and equipment, net	10,546	10,922
Intangible assets, net	1,361	2,948
Other assets	4,434	1,295

Total assets	$204,101	$72,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$14,434	$8,209
Accrued compensation and related expenses	4,658	3,598
Accrued restructuring costs	1,355	1,892
Deferred revenue	6,220	8,633
Deferred gain on joint venture	—	6,226
Borrowings under line of credit	—	11,000
Liabilities of discontinued operations	—	3,015

Total current liabilities	26,667	42,573
Convertible subordinated notes	115,000	—
Other liabilities	326	326

Total liabilities	141,993	42,899
Commitments and contingencies Stockholders’ equity:
Convertible preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 45,911,170 and 41,418,334 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	738,757	725,366
Deferred stock compensation	—	(7)
Accumulated deficit	(678,324)	(696,735)
Accumulated other comprehensive income	1,675	653

Total stockholders’ equity	62,108	29,277

Total liabilities and stockholders’ equity	$204,101	$72,176

See accompanying notes to condensed consolidated financial statements.

ASK JEEVES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Revenue	$27,176	$15,886	$75,458	$44,880
Cost of revenue	5,256	5,108	16,259	14,238

Gross profit	21,920	10,778	59,199	30,642
Operating expenses:
Product development	4,207	3,370	11,006	10,583
Sales and marketing	8,235	6,390	22,263	20,688
General and administrative	4,845	3,429	14,036	11,766
Impairment and write-off of long-lived assets	702	—	702	2,592
Restructuring and other	—	73	—	513

Total operating expenses	17,989	13,262	48,007	46,142

Operating income (loss)	3,931	(2,484)	11,192	(15,500)
Gains on acquisition and dissolution of joint ventures	—	—	6,356	974
Interest and other income, net	646	249	1,007	809

Income (loss) before income tax provision	4,577	(2,235)	18,555	(13,717)
Income tax provision	738	—	1,408	—

Income (loss) from continuing operations	3,839	(2,235)	17,147	(13,717)
Discontinued operations:
Loss from discontinued operations	—	(2,135)	(1,218)	(9,591)
Gain on sale of discontinued operations, net of taxes	2,482	—	2,482	—

Income (loss) from discontinued operations	2,482	(2,135)	1,264	(9,591)

Net income (loss)	$6,321	$(4,370)	$18,411	$(23,308)

Earnings per share — Basic
Income (loss) from continuing operations	$0.09	$(0.06)	$0.39	$(0.34)
Income (loss) from discontinued operations	$0.05	$(0.05)	$0.03	$(0.24)

Net income (loss) per share	$0.14	$(0.11)	$0.42	$(0.58)

Weighted average shares outstanding used in computing basic net income (loss) per share	44,692,016	41,087,722	44,422,327	40,522,128

Earnings per share — Diluted
Income (loss) from continuing operations	$0.07	$(0.06)	$0.32	$(0.34)
Income (loss) from discontinued operations	$0.04	$(0.05)	$0.02	$(0.24)

Net income (loss) per share	$0.11	$(0.11)	$0.34	$(0.58)

Weighted average shares outstanding used in computing diluted net income (loss) per share	57,921,361	41,087,722	53,424,494	40,522,128

Revenues from related parties	$1,131	$1,131	$3,394	$5,035

See accompanying notes to condensed consolidated financial statements.

ASK JEEVES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended

	September 30,	September 30,
	2003	2002

Operating activities
Income (loss) from continuing operations	$17,147	$(13,717)
Adjustment to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Loss from discontinued operations	(1,218)	(9,591)
Gain on sale of discontinued operations	2,482	—
Depreciation and amortization	5,856	6,608
Stock-based compensation	39	335
Amortization of intangible assets	1,641	1,654
Impairment and write-off of long-lived assets	702	2,592
Non-cash charge for adjustment to shareholders’ notes receivable	—	(64)
Gain on acquisition of joint venture	(6,124)	(974)
Changes in operating assets and liabilities:
Accounts receivable	(2,341)	478
Prepaid expenses and other assets	(751)	(804)
Accounts payable and other accrued liabilities	6,520	(6,632)
Accrued compensation and related expenses	1,337	(947)
Accrued restructuring costs	(553)	(17,401)
Deferred revenue	(4,570)	(4,037)

Net cash provided by (used in) operating activities	20,167	(42,500)
Investing activities
Purchases of property and equipment	(5,901)	(4,744)
Purchases of marketable securities	(83,565)	—
Proceeds from redemption of restricted marketable securities	11,000	13,741
Proceeds from redemption of marketable securities	—	15,610
Net cash from acquisition and dissolution of joint ventures	—	9,563

Net cash provided by (used in) investing activities	(78,466)	34,170
Financing activities
Issuance of common stock	12,378	1,231
Issuance of convertible subordinated notes, net	111,744	—
Repayment of notes receivable to stockholders	—	52
Repayment of borrowings under line of credit	(11,000)	—
Repayment of capital lease obligations	(572)	(664)

Net cash provided by financing activities	112,550	619
Effect of exchange rate changes on cash and cash equivalents	902	827

Increase (decrease) in cash and cash equivalents	55,153	(6,884)
Cash and cash equivalents at beginning of period	27,613	33,125

Cash and cash equivalents at end of period	$82,766	$26,241

Supplemental disclosure of noncash investing and financing activities
Common stock issued for acquisition of joint venture	$—	$1,250

Interest paid	$165	$390

See accompanying notes to condensed consolidated financial statements.

ASK JEEVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

      Ask Jeeves, Inc. (“Ask Jeeves” or the “Company”) is a provider of Web-based search technologies. The Company creates a search experience focused on understanding users’ specific needs and interests and connecting them to the most relevant information, products and services.

      Until July 1, 2003, the Company operated through two divisions, Web Properties and Jeeves Solutions. On July 1, 2003, the Company sold certain assets used in the Jeeves Solutions business to Kanisa Inc. (“Kanisa”), at which time the Company ceased offering Jeeves Solutions software and services to corporate customers as described in Note 7 (Discontinued Operations). Jeeves Solutions’ core software application, JeevesOne, allowed corporate customers to add its intuitive search engine to their corporate Internet or intranet sites. With the purchase of additional modules, JeevesOne allowed users to search and access a variety of linked enterprise systems and legacy databases.

      The Company currently maintains four Web sites which attract Web traffic by offering users free Internet search services. Ask.com, Ask.co.uk, and Teoma.com generate search results using the Company’s proprietary Teoma search technology, while AJKids.com utilizes the Company’s knowledgebase technology. The Company generates revenue in two ways: first, by offering advertisers a variety of targeted tools for promoting their products to the Company’s broad user base on its proprietary sites, Ask.com, Ask.co.uk and Teoma.com; and second, by syndicating its search results and ad products to third party Web sites, including portals, infomediaries, and content and destination Web sites.

      The Company was incorporated in California in June 1996 and reincorporated in Delaware in June 1999.

Basis of Presentation

      The accompanying condensed consolidated financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 are unaudited but include all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair statement of the consolidated financial position, operating results and cash flows as of the interim date and for the periods presented. Results for the interim periods ended September 30, 2003 are not necessarily indicative of results for the entire fiscal year or future periods. The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Concentrations of Revenue

      During the three and nine months ended September 30, 2003, paid placement revenues from one provider accounted for 61% and 52% of revenues from continuing operations, respectively. For the three and nine months ended September 30, 2002, paid placement revenues from one provider accounted for 14% and 5%, respectively. As a percentage of accounts receivable, one provider accounted for 48% of gross accounts receivable as of September 30, 2003. No provider accounted for more than 10% of accounts receivable for the period ending September 30, 2002.

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

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net income (loss), as reported	$6,321	$(4,370)	$18,411	$(23,308)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for Employee Stock Purchase Plan	(52)	(81)	(275)	(202)
Total stock-based employee compensation expense determined under fair value based method for stock options	(1,446)	(393)	(5,385)	(2,677)

Net income (loss), pro forma	$4,823	$(4,844)	$12,751	$(26,187)

Net income (loss) per share:
Basic, as reported	$0.14	$(0.11)	$0.42	$(0.58)
Basic, pro forma	$0.11	$(0.12)	$0.29	$(0.65)
Diluted, as reported	$0.11	$(0.11)	$0.34	$(0.58)
Diluted, pro forma	$0.08	$(0.12)	$0.24	$(0.65)

Reclassifications

      Certain prior period balances have been reclassified to conform to the current year presentation. The reclassifications did not affect previously reported net income or loss.

2. COMMITMENTS AND CONTINGENCIES

      From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, employment law claims, personal injury or other premises-liability claims, and a variety of claims arising in connection with delivery of the Company’s services, such as claims alleging defamation or invasion of privacy. In addition, the recent volatility in the Company’s stock price might increase the risk of securities class action litigation being instituted against the Company, such as the legal actions described below. Any of the foregoing types of claims, and any resultant litigation, should it occur, could subject the Company to significant liability for damages. In addition, even if the Company prevails, litigation could be time-consuming and expensive to defend, and could result in the diversion of management time and attention. Any claims from third parties may also result in limitations on the Company’s ability to use the intellectual property subject to these claims unless the Company’s able to enter into agreements with the third parties making these claims.

      On October 25, 2001, a putative class action lawsuit captioned Leonard Turroff, et al. vs Ask Jeeves, Inc., et al. was filed against the Company and two of the Company’s officers and directors (collectively the “Individual Defendants”) in the United States District Court for the Southern District of New York. Also named as defendants were Morgan Stanley & Co., Inc., FleetBoston Robertson Stephens, Goldman Sachs & Co., U.S. Bancorp Piper Jaffray, and Dain Rauscher, Inc., the underwriters of the Company’s initial public offering. The complaint alleges violations of Section 11 of the Securities Act of 1933 against all defendants,

ASK JEEVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Continued)

2. COMMITMENTS AND CONTINGENCIES (Continued)

and violations of Section 15 of the Securities Act against the Individual Defendants in connection with the Company’s initial public offering (“IPO”). An amended complaint was filed on December 6, 2001, which includes the same allegations in connection with Ask Jeeves’ secondary offering in March 2000. The complaints seek unspecified damages on behalf of a purported class of purchasers of common stock between June 30, 1999 and December 6, 2000. On June 24, 2003, a special committee of the Company’s Board of Directors approved the settlement of this action, subject to certain conditions including that a sufficient number of the defendants participate in the settlement, and on July 9, 2003, the Individual Defendants approved the settlement of this action. It is anticipated that the settlement will be submitted to the court for approval before the end of the year.

      In management’s opinion, resolution of the legal actions we are currently defending is not expected to have a material adverse impact on the Company’s results of operation, cash flows or financial position. However, depending on the amount and timing, an unfavorable resolution of these matters could materially and adversely affect the Company’s results of operations, cash flows or financial position in a future period.

Indemnifications

      While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees do not represent significant commitments or contingent liabilities. Accordingly, the Company has not recorded a liability related to indemnification provisions.

3. CONVERTIBLE SUBORDINATED NOTES

      In June 2003, the Company issued $115,000,000 aggregate principal amount of zero coupon convertible subordinated notes, due June 1, 2008. The notes were sold at face value and the net proceeds to the Company were $111,744,000, net of costs of issuance of $3,256,000, which have been recorded as other assets and are being amortized in the Consolidated Statements of Operations over the contractual term of the notes.

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

      The Company has filed a shelf registration statement with the Securities and Exchange Commission with respect to the notes and the common stock issuable upon conversion of the notes and has agreed to use commercially reasonable efforts to cause the shelf registration statement to become effective within 180 days of the over-allotment option closing of the notes.

4. RESTRUCTURING AND FACILITY EXIT COSTS

      In December 2000, the Company’s Board of Directors approved a restructuring program aimed at streamlining the Company’s underlying cost structure to better position the Company for growth and improved operating results. During the three and nine months ended September 30, 2002, the Company

ASK JEEVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Continued)

4. RESTRUCTURING AND FACILITY EXIT COSTS (Continued)

reported charges of approximately $73,000 and $513,000, respectively, which included severance pay and medical and other benefits. The following table sets forth the restructuring activity during the three and nine months ended September 30, 2003 and 2002, respectively (in thousands).

	Accrued			Accrued
	Restructuring			Restructuring
	Costs,	Restructuring		Costs,
	Beginning of Period	Charges	Cash Paid	End of Period

Three months ended September 30, 2003
Facility exit costs	$1,508	$—	$(153)	$1,355
Severance and professional fees	—	—	—	—

Total	$1,508	$—	$(153)	$1,355

Nine months ended September 30, 2003
Facility exit costs	$1,883	$—	$(528)	$1,355
Severance and professional fees	9	—	(9)	—

Total	$1,892	$—	$(537)	$1,355

	Accrued			Accrued
	Restructuring			Restructuring
	Costs,	Restructuring		Costs,
	Beginning of Period	Charges	Cash Paid	End of Period

Three months ended September 30, 2002
Facility exit costs	$1,182	$—	$(188)	$994
Severance and professional fees	137	73	(205)	5

Total	$1,319	$73	$(393)	$999

Nine months ended September 30, 2002
Facility exit costs	$18,119	$—	$(17,125)	$994
Severance and professional fees	227	513	(735)	5

Total	$18,346	$513	$(17,860)	$999

      During the third quarter of 2003, the Company incurred facility exit costs totaling $585,000 related to the cessation of use of leased premises. The charge was recorded to the Consolidated Statement of Operations in the following categories:

Cost of revenue	$44
Product development	229
Sales and marketing	198
General and administrative	114

Total	$585

ASK JEEVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Continued)

5. LINE OF CREDIT

      The Company has a revolving line of credit with a bank in the amount of $15.0 million. The line of credit expires on July 1, 2005. Borrowings under the line of credit bear fixed rate interest from the date of borrowing at LIBOR plus 0.4%. All borrowings are collateralized by an equal amount of the Company’s marketable securities. Borrowings under the line are subject to various covenants. As of September 30, 2003, no borrowings were outstanding under the line of credit. Standby letters of credit of approximately $104,000, which are being maintained as security for performance under various obligations, were issued and outstanding under the line of credit.

6. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

      The Company’s continuing operations are in a single business segment that includes Internet search technologies and the sale of advertising.

      The Company provides its search technologies and services internationally both directly and through its Japanese joint venture. Attribution of revenues by geographic region is predominantly based on the country in which the customer is domiciled. Geographic information on revenues from continuing operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

North America	$16,643	$10,152	$49,353	$28,447
Europe	9,402	4,572	22,711	12,898
Other International	1,131	1,162	3,394	3,535

Total	$27,176	$15,886	$75,458	$44,880

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

      In the third quarter of 2003, the Company recorded a gain of approximately $2,482,000, net of estimated income taxes of $109,000, representing the excess of the purchase consideration received at closing over the book value of the assets sold, as well as the remaining amount of deferred license fees applicable to Jeeves Solutions. In exchange for the sale of such assets, the Company received $3,400,000 in cash at the closing and a promissory note for up to $750,000, which is payable one year from the date of closing. The amount payable under the note is currently expected to be approximately $731,000, subject to certain upward or downward adjustments, but in no event shall the amount payable under the note exceed $750,000. The proceeds, if any, from the promissory note will be recorded as additional gain on the transaction upon receipt.

      Total revenues related to the discontinued operations were $1,918,000 for the three months ended September 30, 2002. No revenue from discontinued operations was recognized during the third quarter of 2003. During the nine months ended September 30, 2003 and 2002, total revenues related to the discontinued operations were $4,162,000 and $6,574,000. The assets and liabilities of Jeeves Solutions have been classified as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets and the

ASK JEEVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Continued)

results of operations have been reclassified as loss from discontinued operations in the Condensed Consolidated Statement of Operations for all dates and periods presented.

8. COMPREHENSIVE INCOME (LOSS)

      The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net income (loss)	$6,321	$(4,370)	$18,411	$(23,308)
Other comprehensive income:
Change in unrealized gain on investments	142	(80)	120	(371)
Foreign currency translation adjustment	273	342	902	827

Comprehensive income (loss)	$6,736	$(4,108)	$19,433	$(22,852)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

      Ask Jeeves, Inc. provides Web-based search technologies that enable Internet users to find information quickly and intuitively on the World Wide Web. We make our search technology available to the public free of charge on our three advertiser-supported Web sites: Ask Jeeves U.S. (Ask.com); Ask Jeeves U.K. (Ask.co.uk); and Teoma (Teoma.com). All of these Web sites generate search results using our Teoma Technology, which is a subject-specific popularity algorithm that utilizes page-ranking methods to estimate a Web site’s authority, in addition to its relevance. Our fourth Web site, Ask Jeeves for Kids (AJKids.com) utilizes our knowledgebase technology.

      We also syndicate our search technology and advertising products to third-party Web sites, including portals, infomediaries, and content and destination Web sites. We provide search results for those Web sites to display in response to their users’ search queries. We refer to these third-party Web sites as our syndication network.

      We generate revenue in two principal ways:

•	First, we earn advertising revenue for displaying advertisements on our Web sites. We offer advertisers a suite of tools for promoting their products and services to our user base. Types of advertising range from banner ads on our U.K. Web site to more advanced keyword products, in which we display advertisements that are related to users’ search topics. We believe these targeted advertisements are effective because they are displayed at a time when users are particularly likely to be receptive to the advertisement — when users are actively searching for related information. A targeted advertisement may take many forms, such as a graphic ad or a paid placement. We sell paid placements directly to advertisers. We also obtain paid placements from third-party providers with whom we share advertising revenue. Currently, our principal paid placement provider is Google, Inc. We earn advertising fees based either on our displays of, or users’ click-throughs on, the advertisements.

•	Second, we earn advertising revenue by syndicating paid placements and other advertising products to the third-party Web sites in our syndication network.

      We believe the combination of our broad user base and our suite of keyword targeted advertising products enables us to offer advertisers an efficient and effective method of reaching online audiences.

Recent Events

Sale of our Jeeves Solutions division to Kanisa, Inc.

      On July 1, 2003, we completed the sale of certain assets used in our Jeeves Solutions division to Kanisa, Inc. pursuant to an Asset Purchase Agreement dated May 28, 2003, by and between us and Kanisa. The sold assets included, among other things, tangible personal property, intellectual property, and customer and other business contracts. In exchange for the sale of such assets, we received $3,400,000 in cash at the closing and a promissory note for up to $750,000, which is payable one year from the date of closing. Currently, the amount payable under the note is expected to be $731,000, subject to certain upward or downward adjustments, but in no event shall the amount payable under the note exceed $750,000. The proceeds, if any, from the promissory note will be recorded as additional gain on the transaction upon receipt. In the third quarter of 2003, we recorded a gain of $2,482,000, net of estimated income taxes of $109,000, representing the excess of the purchase consideration received at closing over the book value of the assets sold, as well as the remaining amount of deferred license fees applicable to Jeeves Solutions.

      The sale of our Jeeves Solution division will allow us to focus on growing our core business, which we previously referred to as our Web Properties division.

      We now maintain only one operating division. Accordingly, beginning in the second quarter of 2003, we no longer report our results on a segmented basis. For the three and nine months ended September 30, 2003 (and comparable periods of the prior year), we have reported our Jeeves Solutions results as discontinued operations.

Appointment of Steve Berkowitz as Chief Executive Officer

      On November 3, 2003, we announced that effective January 1, 2004, A. George (Skip) Battle will become the Executive Chairman of our Board of Directors and Steven Berkowitz will become our Chief Executive Officer. Garrett Gruener, who is currently Chairman of the Board will remain on our board as a director.

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

Revenue-Continuing Operations

      We generally recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. If we have doubt about the collectibility of revenue at the time it is earned, such revenue is deferred until cash has been received. Revenues are generated from four general sources:

•	sales of premier listings and other paid placement products;

•	sales of branded advertising products;

•	sales of paid inclusion products; and

•	licensing of our search technologies.

      Our premier listings and other paid placement products are text messages, or Web links, that are designed to connect users interested in a particular product or service with an advertiser offering that product or service at the exact moment users need the information, much like a Yellow Pages listing. With these products, advertisers pay only for performance, so these revenues are generated when a user clicks on the link to the advertiser’s Web site on a cost per click, or “CPC,” basis. We recognize CPC revenue on a revenue-sharing basis if the paid placement was procured from our third-party provider.

      Our branded advertising ranges from traditional advertising units such as banners, towers and interstitials, which appear primarily on our syndicated sites, to highly targeted graphic units through our branded response product. Branded advertising is generally sold on a cost per impression basis with the revenue derived from such arrangements recognized during the period that the service is provided, provided that no significant obligations remain outstanding from us to the advertiser at the end of the period. Our obligations typically include a guaranteed minimum number of “impressions” or times that an advertisement appears in pages viewed by users of our online properties. To the extent the minimum guaranteed impressions are not delivered, we defer recognition of the corresponding revenue until the remaining guaranteed impressions levels are achieved.

      Our paid inclusion products provide an opportunity for Web sites to ensure that they are included in our search index. We recognize paid inclusion revenue in two ways. First, on a “per URL” basis, in which the revenues are collected in advance and recognized over the appropriate service period, which is typically over one year; and second on a CPC basis, in which the revenue is recognized when the click is delivered.

      License payments received from our Japanese joint venture are recorded as deferred revenue and are recognized as revenues on a straight-line basis over a four-year period.

      Our syndication services range from the sale of promotional material on behalf of collaborators to the syndication of our Web-wide search technology to portals, infomediaries, and content and destination Web sites. Syndication license fees primarily arise from revenue-sharing arrangements, fixed fee arrangements or fee-per-use arrangements, and revenues are recognized as the service is delivered. We allocate our syndication revenues among our four revenue categories (paid placement, branded advertising, paid inclusion, and license fees, as applicable, when reporting our results. Revenues from revenue-sharing arrangements are recorded net of amounts paid to syndication partners, except when we act as the primary obligor in the arrangement and bear risk with respect to the inventory of promotional space and credit risk, in accordance with Emerging Issues Task Force Issue No. 99-19, in which case expense is recognized as a cost of sale and revenue is recorded on a gross basis.

Revenue-Discontinued Operations: Jeeves Solutions

      Revenues from our discontinued Jeeves Solutions operation were derived from two sources: software licenses and services. Software license revenues were generated from companies licensing the rights to use our natural language and customer intelligence technologies for use on their corporate Web sites. Services revenues were generated from sales of maintenance agreements, consulting services and training services associated with our licensed software.

      We recognized software license revenues in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition” or SOP 97-2, as amended by Statement of Position 98-9. SOP 97-2 provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair value of the elements. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. We utilized the residual method under which revenue is allocated to the undelivered element, based on vendor specific evidence of fair value, and the residual amount of revenue is allocated to the delivered element.

      We recognized license revenues at the end of the core implementation period if implementation services were included in the original license arrangement and were considered to be essential to the functionality of the software. As a result, even where we had a signed license agreement for the purchase of our software and had delivered the software, license revenue recognition depended on whether we had begun core implementation. For license agreements under which we had no implementation responsibility, or where implementation was not considered to be essential to the functionality of the software, we recognized revenue upon delivery of the software. Examples of situations under which we had no implementation responsibility included additional license sales to existing customers or to customers who elected to use internal or third party resources to implement the software. In software license arrangements where a service element was critical to the functionality of the software, license, implementation and service fees were recognized ratably over the life of the arrangement, commencing upon service implementation.

      We generally provided consulting and training services on a time and materials basis. We provided maintenance and support services under renewable, term maintenance agreements, which we priced as a percentage of our license fees. Maintenance and support fee revenue was recognized ratably over the contractual term, which was generally twelve months and commenced from the implementation of service or delivery of product. Amounts paid prior to service implementation were recorded as deferred revenue, with recognition commencing upon service implementation.

Allowances for Doubtful Accounts

      We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and our future results of operations could be adversely impacted.

      We also record a provision for revenue adjustments in the same period as the related revenues are recorded. These estimates are based on historical analysis of credit memo data and other known factors. If the historical data we use to calculate these estimates does not properly reflect future uncollectible revenue, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be impacted.

Legal Contingencies

      We are currently involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. See Note 2 of Notes to Condensed Consolidated Financial Statements for a description of our material legal proceedings.

Income Taxes

      As of December 31, 2002, we had net operating loss carryforwards of approximately $211.0 million and $83.0 million available to reduce future federal and state taxable income, respectively. These net operating loss carryforwards are carried on our balance sheet as a deferred tax asset, but due to uncertainty surrounding when or if we will realize the benefits of this deferred tax asset, we have recorded a 100% valuation allowance against our deferred tax asset. Financial Accounting Statement Standard No. 109, “Accounting for Income Taxes” or SFAS 109 requires that a valuation allowance be set up to reduce a deferred tax asset to the extent it is more likely than not that the related tax benefits will not be realized. In order for a company to realize the tax benefits associated with a net operating loss, it must have taxable income within the applicable carryback or carryfoward periods. Sources of taxable income that may allow for the realization of those tax benefits include taxable income in the current year or prior years that is available though a carryback claim; future taxable income that will result from the reversal of existing taxable temporary differences, (i.e., the reversal of deferred tax liabilities) and future taxable income generated by future operations.

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

      We believe that our losses in recent years and deficit in stockholder’s equity present negative evidence that require a valuation allowance to be recorded to reduce to zero the deferred tax asset associated with the net operating loss carryforwards and temporary differences. Accordingly, we have not taken a benefit for that asset.

RESULTS OF OPERATIONS

      On May 28, 2003, we entered into an agreement to sell certain assets used in our Jeeves Solutions division to Kanisa Inc. (“Kanisa”). The sale of such assets closed on July 1, 2003, at which time we ceased offering Jeeves Solutions products and services to corporate customers. Accordingly, the results of operations relating to that division are discussed in the section entitled “Discontinued Operations” below.

Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

(dollars in thousands)	2003	2002	Change	2003	2002	Change

Revenue	$27,176	$15,886	71.1%	$75,458	$44,880	68.1%

      Total revenues for the third quarter of 2003 grew 71.1% as compared with the third quarter of 2002. Generally, revenues were favorably affected by usage of our Web sites, which we refer to as our Web traffic, increasing in both the U.S. and U.K., with queries growing 33% and 39%, respectively. Contributing to the growth in queries, average user site visit frequency per month increased to 3.2 in September of 2003 as compared with 2.6 in the same period of 2002.

      Our revenues are related to our Internet search services and to our syndication of Web search services to third party Web sites. Our revenues consist of four main categories: (1) sales of paid placement products; (2) branded advertising; (3) paid inclusion; and (4) licensing. Syndication revenues are included within each of the above categories, as applicable. The table below presents revenues for each category, split between the U.S. and Europe.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

(dollars in thousands)	2003	2002	Change	2003	2002	Change

Paid Placement:
U.S.	$13,016	$5,735	127.0%	$35,923	$14,525	147.3%
Europe	7,371	2,714	171.6%	16,811	6,057	177.5%

Total Paid Placement	20,387	8,449	141.3%	52,734	20,582	156.2%

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

(dollars in thousands)	2003	2002	Change	2003	2002	Change

Branded Advertising:
U.S.	3,108	4,173	(25.5)%	12,006	13,591	(11.7)%
Europe	1,918	1,858	3.2%	5,731	5,245	9.3%

Total Branded Advertising	5,026	6,031	(16.7)%	17,737	18,836	(5.8)%

Paid Inclusion:
U.S.	519	244	112.7%	1,423	331	329.9%
Europe	113	—	—	170	—

Total Paid Inclusion	632	244	159.0%	1,593	331	381.3%

Licensing	1,131	1,162	(2.7)%	3,394	5,131	(33.9)%

Total:
U.S.	17,774	11,314	57.1%	52,746	33,578	57.1%
Europe	9,402	4,572	105.6%	22,712	11,302	101.0%

Total Revenue	$27,176	$15,886	71.1%	$75,458	$44,880	68.1%

      Paid placement revenues in the third quarter of 2003 grew significantly over the third quarter of 2002. Relative to 2002, paid placement benefited from improvements in the percentage of queries covered by paid placement advertisers. Paid placement results in the U.S. and U.K. were also positively impacted by the switch to a subsidiary of Google, Inc. as our exclusive paid placement provider.

      Branded advertising revenues were down company-wide, with a slight increase in the U.K. offset by a decline in the U.S. Advertising sales were impacted by our decision to discontinue banners and interstitials on Ask.com beginning in the fourth quarter of 2002. This decrease was partially offset by the continued growth of our branded response product, sales of which increased by approximately 60% year over year.

      Revenues from paid inclusion continued to show growth from a small base as compared with the third quarter of 2002 when it had been recently launched. We expect revenues from this product to increase slowly due to the early point in the product’s life, and to the nature of this product’s revenue model, with fees recognized over the service periods, which typically run one year.

      License revenues relate primarily to a technology license to our Japanese joint venture and are recognized ratably over the estimated service period applicable to this arrangement. Consequently, we expect to continue to record approximately $1.1 million per quarter relating to this license through the second quarter of 2004.

      For the fourth quarter of 2003, we expect that a seasonal increase in Web traffic, will result in revenues that are higher than those of the third quarter. We believe that our traffic generally corresponds with overall Internet usage, which historically has declined slightly in the second and third quarters during the summer months and returned in the fourth quarter. Additionally, we intend to continue to seek increased Web traffic by increasing our marketing efforts and by improving the relevance of our search answers and, thereby, increasing user satisfaction and usage.

Gross Margin

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

(dollars in thousands)	2003	2002	Change	2003	2002	Change

Gross profit	$21,920	$10,778	103.4%	$59,199	$30,642	93.2%
Gross margin	80.7%	67.8%		78.5%	68.3%

      Cost of revenues consists primarily of costs related to traffic acquisition for our syndicated sites and the delivery of our search results. Costs to acquire traffic for our syndicated sites include revenue-based payments and similar arrangements with third-parties who direct traffic to those sites. Costs related to delivering our search results include depreciation of Web site equipment, hosting and ad server management, salaries and related personnel costs and amortization charges related to technology acquired in some of our business combinations.

      Gross margin percentage increased in the third quarter of 2003 as percentage increase in revenues exceeded percentage increase in cost of revenues. On a dollar basis, cost of revenues increased $148,000 to $5.3 million in the third quarter of 2003 as compared with the third quarter of 2002, reflecting slightly increased traffic acquisition costs associated with the higher levels of traffic. Similarly, gross margin for the first nine months of 2003 was up from for the corresponding period in 2002 as revenues outpaced cost of revenues between the nine-month periods.

      We expect gross margin in the fourth quarter of 2003 to be similar to the third quarter of 2003.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

(dollars in thousands)	2003	2002	Change	2003	2002	Change

Product development	$4,207	$3,370	24.8%	$11,006	$10,583	4.0%
Percentage of total revenues	15.5%	21.2%		14.6%	23.6%
Sales and marketing	$8,235	$6,390	28.9%	$22,263	$20,688	7.6%
Percentage of total revenues	30.3%	40.2%		29.5%	46.1%
General and administrative	$4,845	$3,429	41.3%	$14,036	$11,766	19.3%
Percentage of total revenues	17.8%	21.6%		18.6%	26.2%

Product Development Expenses

      Product development expenses consist primarily of salaries and related personnel costs, consultant fees and expenses related to the design, development, testing and enhancement of our technology and services. To date, all software development costs have been expensed as incurred.

      Product development expenses increased on a dollar basis in the third quarter of 2003 as compared with the third quarter of 2002 due to compensation and compensation-related expenses increases as we grew our research and development team in order to expand our Teoma technology and add new features on our Web sites. Similarly, for the nine months ended September 30, 2003, product development expenses increased on a dollar basis compared to the same period in 2002. Higher compensation-related expenses were partially offset by a reduction in the use of consultants for product development activities.

      We expect product development expenses to increase slightly on a dollar basis in the fourth quarter of 2003 as we continue to invest in our Teoma technology and new features on our Web sites.

Sales and Marketing Expenses

      Sales and marketing expenses consist primarily of advertising, promotional and public relations expenditures, as well as salaries, commissions and related personnel expenses of our sales force.

      Both on a quarter-to-date basis and year-to-date basis sales and marketing spending increased on a dollar basis as compared with the corresponding periods of the prior year due to increasing advertising costs and sales commissions, but fell as a percentage of total revenues due to faster revenue growth. During the third quarter of 2003, we launched several large advertising campaigns, building on the test phases conducted in earlier quarters of 2003. The advertising campaigns included print ads, radio spots, online and out-of-home advertising. We also experienced increased sales commissions expense associated with the increased revenues.

      We expect sales and marketing expenses in the fourth quarter of 2003 to increase, both on a dollar basis and as a percentage of revenues, relative to the third quarter of 2003 as we plan to continue expanding our advertising campaigns in order to promote our brand and generate traffic.

General and Administrative Expenses

      General and administrative expenses consist of costs for general corporate functions, as well as depreciation and other facilities charges. Also included is the provision for doubtful accounts, various accounting, investor relations and legal costs associated with operating our business, and administrative function salaries.

      The increase in general and administrative expenses in the third quarter of 2003 and the first nine months of 2003 reflects an increase in professional service-related costs over the comparable periods in 2002. We have incurred expenses related to various projects such as tax planning initiatives and regulatory compliance, requiring increased use of specialized consultants. However, as a percentage of total revenue, general and administrative expenses have decreased from the three and nine months ended September 30, 2002. We expect general and administrative expenses in the fourth quarter of 2003 to be flat to slightly lower as compared with the third quarter.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

(dollars in thousands)	2003	2002	Change	2003	2002	Change

Impairment and write-off of long-lived assets	$702	$—	—	$702	$2,592	(72.9)%
Restructuring and other	$—	$73	(100.0)%	$—	$513	(100.0)%

Impairment and Write-off of Long-lived Assets

      During the third quarter of 2003, we recorded a $702,000 write-off of computer equipment that we disposed of or that was no longer in use. We took a similar charge in 2002 totaling $2.2 million. Further, in the second quarter of 2002, we recorded impairment charges totaling $362,000 primarily related to acquired intangible assets of the discontinued E-tours product.

Restructuring Costs

      During the three and nine months ending September 30, 2002, we implemented restructuring actions to better align our cost structure with our current and anticipated levels of business activities. Those actions resulted in restructuring charges of approximately $73,000 and $513,000, respectively, related to workforce reductions. There were no similar charges in the first nine months of 2003.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

(dollars in thousands)	2003	2002	Change	2003	2002	Change

Gains on acquisition and dissolution of joint ventures	$—	$—	—	$6,356	$974	552.6%
Interest and other income, net	$646	$249	159.4%	$1,007	$809	24.5%
Income tax provision	$738	$—	—	$1,408	$—	—
Loss from discontinued operations	$—	$(2,135)	(100.0)%	$(1,218)	$(9,591)	87.3%
Gain on sale of discontinued operations	$2,482	$—	—	$2,482	$—	—

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

Interest and Other Income, net

      Interest income relates primarily to interest earned on fixed income securities and correlates with the average balance of those investments and prevailing interest rates. Interest expense arises primarily from interest accruing on outstanding borrowings under our line of credit and under our capital lease. Interest income was $552,000 for the three months ended September 30, 2003 and $325,000 for the comparable year ago quarter. On a year-to-date basis, interest income was $1.2 million for the periods ended September 30, 2003 and 2002. The increase in interest income in the third quarter of 2003 compared with the third quarter of 2002 relates to increases in the average balance of funds held in interest-earning investments, due to our investment of the net proceeds of our convertible subordinated note offering which closed in the second quarter of 2003. Interest expense was zero for the third quarter of 2003 and $103,000 for the third quarter of 2002. For the nine months ended September 30, 2003, interest expense was $165,000 compared to $390,000 for the same period in 2002. In 2003, we repaid the outstanding borrowings under our line of credit, and paid off the remaining obligation under our capital lease. As a result, interest expense decreased.

      In the third quarter of 2003 we recognized $300,000 in other income relating to professional service fees provided to our Japanese joint venture.

Income Tax Provision

      We recorded a tax provision in the amount of $738,000 in the third quarter of 2003 relating primarily to statutory income in the U.K. The tax provision is based upon our estimate of the full year effective rate for the Company. There were no similar charges in the corresponding period of the prior year, as we had no taxable income.

Loss from Discontinued Operations and Gain on Sale of Discontinued Operations

      On July 1, 2003, we completed the sale of certain assets used in our Jeeves Solutions division to Kanisa, Inc. pursuant to an Asset Purchase Agreement dated May 28, 2003, by and between us and Kanisa. Accordingly, the results of operations relating to this division are presented in our Statements of Operations as discontinued operations.

      During the third quarter of 2003, we did not record a loss on the discontinued operation, as the Jeeves Solutions division was sold as of July 1, 2003. In the third quarter of 2002, we recorded a loss of $2.1 million. During the nine months ended September 30, 2003, we recorded a loss from the discontinued operation of $1.2 million as compared with a loss of $9.6 million in the comparable year ago period. The decrease in loss from the discontinued operation for the nine-month periods resulted from our cost reduction efforts, partially offset by reductions in revenue. Total spending for the discontinued operations fell $10.8 million to $5.4 million in the nine months ended September 30, 2003 as compared with the corresponding period of the prior year. Revenues from discontinued operations decreased by $2.4 to $4.2 million for the first nine months of 2003.

      In the third quarter of 2003, we recorded a gain of $2,482,000, net of estimated income taxes of $109,000, representing the excess of the purchase consideration we received at closing over the book value of the assets we sold, as well as the remaining amount of deferred license fees applicable to Jeeves Solutions.

Seasonality and Quarterly Fluctuations In Operating Results

      Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. Factors that may adversely affect our results of operations include:

•	our ability to attract and retain advertisers and our ability to link advertisers to web users;

•	the number of queries on our Web sites;

•	our ability to effectively manage our advertising inventory;

•	rate changes for advertising on our Web sites;

•	marketing expenses and technology infrastructure costs as well as other costs that we may incur as we expand our operation;

•	seasonal and other fluctuations in Internet usage in general and demand for our services, and in particular for advertising on our Web sites;

•	our ability to develop and introduce new technology;

•	announcements and new technology introductions by our competitors;

•	our ability to attract and retain key personnel; and

•	costs relating to possible acquisitions and integration of technologies or businesses;

      Overall Internet usage has historically exhibited some seasonality, declining slightly in the Summer months of the second and third quarter. Similar to traditional media, this pattern may result in our advertising revenues being lower during the summer vacation period. Seasonality in the retail industry is also likely to cause quarterly fluctuations in demand for Internet advertising, and could affect our period-to-period operating results.

      Because of the foregoing factors, we believe that period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,
(dollars in thousands)	2003	2002

Cash, cash equivalents and marketable securities	$172,174	$33,440
Restricted cash, cash equivalents and marketable securities	$—	$11,000

Total cash, cash equivalents and marketable securities	$172,174	$44,440

Percentage of total assets	84.4%	61.6%
Current ratio*	9.18	2.20
Days sales outstanding	40	43

*	Calculated excluding deferred revenue, deferred gain, and assets and liabilities of discontinued operations

      Our principal source of liquidity is our cash, cash equivalents and investments in marketable securities. Since our inception, we have financed our operations primarily through the private placement of equity securities, our initial public offering in June 1999, our follow-on offering in March 2000 and our convertible subordinated debt offering in June 2003. As of September 30, 2003, we had $172.2 million in cash and cash equivalents, and marketable securities. Marketable securities consist of highly liquid instruments (primarily U.S., state and municipal government securities and corporate debt securities) with short maturities. Of this amount, $82.8 million was categorized as cash and cash equivalents at September 30, 2003, representing an increase of $55.2 million from December 31, 2002. The increase resulted primarily from cash provided by financing activities of $112.6 million. We consider all cash and highly liquid investments with an original maturity of less than three months at the date of purchase to be cash equivalents.

      Net cash provided by operating activities of $20.2 million for the nine months ended September 30, 2003 resulted primarily from income from continuing operations of $17.1 million adjusted for non-cash items including gain and loss from discontinued operations of $2.5 million and $1.2 million respectively, depreciation and amortization of $5.8 million, the recognition of a previously deferred gain from our acquisition of the remaining equity interests of Ask Jeeves UK in 2002, and changes in working capital and other items.

      Net cash used in investing activities was $78.5 million for the nine months ended September 30, 2003. Cash used in investing activities resulted primarily from the purchase of marketable securities of $83.6 million as we invested the cash received from the convertible subordinated note offering in the second quarter. Capital expenditures were $5.9 million as we invested in equipment needed to grow the size of our search index and make other Web site improvements.

      Net cash provided by financing activities was $112.6 million for the nine months ended September 30, 2003. Cash from financing relates primarily to net cash proceeds of $111.7 million from the issuance of convertible subordinated notes. In June 2003, we issued $115.0 million aggregate principal amount of zero coupon convertible subordinated notes, due June 1, 2008. The notes were sold at face value and the proceeds to the Company were net of costs of issuance of $3.3 million. The net proceeds from our issuance of the notes were partially offset by the repayment of $11.0 million outstanding under our line of credit.

      We have a revolving line of credit with a bank in the amount of $15.0 million. The line of credit expires on July 1, 2005. Borrowings under the line of credit bear interest at LIBOR plus 0.4%. All borrowings and letters of credit are collateralized by an equal amount of our marketable securities. The line of credit agreement contains various covenants. As of September 30, 2003, no borrowings were outstanding. Standby letters of credit of approximately $104,000 were issued and outstanding under the line of credit, which are being maintained as security for performance under lease obligations. Should we choose not to renew the line of credit, we do not believe our business would be harmed.

      Our capital requirements depend on numerous factors, including market acceptance of our services and the amount of resources we invest in Web site and content development, marketing and selling our products and services, our brand promotions, and any future acquisitions or divestitures.

      We anticipate that our existing cash and marketable securities will be sufficient to fund our anticipated needs for working capital and capital expenditures for at least the next twelve months. On an ongoing basis, we will need to generate sufficient cash flow from operations to meet our anticipated needs for working capital, capital expenditures, and repayment of our convertible notes if not converted into stock, or we will need to raise additional capital. However, if we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, these failures could seriously harm our business. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced.

Off Balance Sheet Arrangements

      As of September 30, 2003, our only unconsolidated subsidiary is Ask Jeeves Japan Company Limited, which generally provides Ask Jeeves’ services within a defined geographic region. We do not have majority voting rights or majority residual interests in the assets or income or obligations to absorb the majority of the losses of any off balance sheet entities, including Ask Jeeves Japan. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities. Accordingly, we are not materially exposed to any market, credit, liquidity or financing risk that could arise from engaging in such relationships.

      We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations, Contingent Liabilities and Commitments

      The following summarizes our contractual obligations at September 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

		Less than
(in thousands)	Total	1 Year	1-3 Years	4-5 Years	Thereafter

Convertible subordinated notes*	$115,000	$—	$—	$115,000	$—
Non-cancelable operating leases	9,851	4,141	3,059	1,524	1,127

Total	$124,851	$4,141	$3,059	$116,524	$1,127

*	The notes are convertible at any time prior to maturity into shares of our common stock at a conversion price of $16.90 per share, subject to certain adjustments. In the event of such conversion, we will have the right to deliver cash (or a combination of cash and shares of common stock) in lieu of shares of our common stock.

RISK FACTORS

      Included below are other risk factors that may affect our future operating results.

Risks Related to our Company

We have a history of net losses and might not remain profitable.

      We have incurred net losses every year since our inception. Although we first became profitable in the fourth quarter of 2002, as of September 30, 2003 we had an accumulated deficit of $678.3 million. We cannot assure you that we will remain profitable or cash flow positive. Moreover, we might not be able to increase our operating profitability on a quarterly or annual basis. To increase profits, we will need to generate revenue growth from our advertising sales while continuing to control our expenses. Beginning in late 2000, we announced steps to control costs, including business realignment and a reduction in our workforce. These measures reduced our operating costs during the first half of 2003 but might yet result in long-term problems, such as delayed product development or reduced morale, which could be expensive and difficult to remedy. Moreover, we might be unable to reduce operating costs any further and we face the risk that our costs might increase substantially in the future. Indeed, we believe it is critical that we continue to expend financial and management resources to develop our brand loyalty through marketing and promotion, to enhance our search technologies and to expand our other services. If we fail to attract Web traffic or control costs, our annual net losses could resume, in which case we would eventually need to obtain additional financing or cease operations.

We derive a significant percentage of our revenue from our paid placement arrangement with Google, Inc.

      In July 2002, we entered into an agreement with Google, Inc., to participate in its sponsored links program, and our participation began in September 2002. Under this agreement, Google sells paid placements to tens of thousands of advertisers and we display their paid placements on our U.S. Web properties. We also syndicate Google’s paid placements, together with our search results, to third-party Web sites in our syndication network. In exchange for making our Web traffic available to Google’s advertisers, we share in the revenue generated from those advertisers. In the second quarter of 2003, the Ask Jeeves UK Partnership, our U.K. subsidiary, entered into an agreement with a Google subsidiary to display Google’s paid placements on our U.K. Web site, replacing a previous paid placement provider. In the third quarter of 2003, our combined paid placement revenues from Google comprised 61% of our revenues from continuing operations. Our U.S. agreement with Google is scheduled to terminate in September 2005 (but allows for termination for convenience by either party after September 2004), and our U.K. agreement with Google is scheduled to terminate in May 2005.

      If our contracts with Google are not renewed, or if Google fails to perform under these contracts or if they are terminated for any other reason, we would need to find another suitable paid placement provider or otherwise replace the lost revenues. Although alternate paid placement providers (such as Overture Services Inc., Yahoo! Inc., Espotting Media/ FindWhat.com) are currently available in the market, the paid placement market is consolidating, (for example, Overture Services, Inc. was acquired by Yahoo! Inc. and Espotting Media is merging with FindWhat.com), and we face the risk that we might be unable to negotiate equally advantageous terms with such providers. Further, if Google’s performance under these contracts unexpectedly deteriorates or our ability to generate traffic for paid placements decreases, our results of operations could be harmed.

Web-based business models are still evolving.

      Our advertising revenue will depend on our ability to achieve, measure and demonstrate to advertisers the breadth of Web traffic using our search service and the value of our targeted advertising. Currently, there are a variety of pricing models for selling advertising on the Internet, including models based on the number of impressions delivered, the number of click-throughs by users, the duration over which the advertisement is displayed or the number of keywords to which the advertisement is linked. It is still difficult to predict which pricing model, if any, will emerge as the industry standard. In addition, technological changes could impact the success of particular business models. This uncertainty makes it difficult to project our long-term advertising rates and revenues. A decrease in advertising or further cuts in advertising rates would reduce our total revenue.

We rely on DoubleClick for third-party advertising delivery.

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

      The US DoubleClick, Inc. agreement will expire on March 30, 2004, while the UK DoubleClick, Inc. agreement will expire on January 1, 2004.

If we cannot maintain the popularity of our search engine among Internet users, our business plan will fail.

      We will be successful only if a critical mass of Internet users adopt our search technologies and services as a method of navigating the Internet. Internet users have a variety of other search techniques, including other search engines and subject-matter directories, available to them to find information on the Web. Users can also use non-Web-based methods of obtaining information through the Internet, including chat rooms and e-mail, rather than browsing through Web sites. Our search technologies, including our Teoma technology, are novel. It is difficult to predict the rate at which users will sample our services and the extent to which they will adopt them as their search technology. Even in the case of repeat users, it is difficult to know whether they return to our Web sites because they are satisfied with our offerings or because they are dissatisfied with the alternatives. At any time, users of our services might revert to prior search techniques or choose new search techniques altogether. We cannot assure you that widespread acceptance of our search technologies and services will occur. If we cannot maintain the popularity of our search engine among Internet users, our business plan will fail.

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

•	Search Destinations and Portals. In our efforts to attract search engine users, we compete against search destinations and portals such as Google, Inc., Yahoo! Inc., America Online (AOL) and Microsoft Network (MSN), and other smaller companies.

•	Search Technology Providers. We also compete with search technology providers such as Google, Inc., Yahoo! Inc., and other smaller companies.

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

Our international operations expose us to additional risks and additional international expansion efforts might lose money.

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

      Like our current foreign operations, any future expansion efforts would be subject to risks associated with international operations, including:

•	the impact of business cycles and downturns in economies outside the United States;

•	longer payment cycles and greater difficulty in accounts receivable collections;

•	time and resources required to comply with foreign regulatory requirements;

•	unexpected changes in regulatory requirements;

•	difficulties and costs of staffing and managing foreign operations;

•	potential tax liabilities if our transfer-pricing practices are successfully challenged by the tax authorities of the nations in which we operate;

•	reduced protection for intellectual property rights in some countries;

•	unanticipated tax costs associated with the cross-border use of intangible assets;

•	political and economic instability;

•	fluctuations in currency exchange rates;

•	difficulty in maintaining effective communications with employees and customers due to distance, language and cultural barriers;

•	lower brand recognition for Ask Jeeves and the Jeeves character in non-English speaking countries;

•	lower per capita Internet usage in many foreign countries, for a variety of reasons including lower disposable incomes, lack of adequate telecommunications and computer infrastructure and concerns regarding online security for e-commerce transactions; and

•	competition in international markets from a broad range of competitors.

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

      Any system failure, including network, software or hardware failure due to a computer virus or otherwise, that causes an interruption in our service or a decrease in our responsiveness could result in reduced user traffic on our Web sites and reduced revenues for our business. We have network and server equipment located at Metromedia Fiber Network in California and England, Worldcom in Massachusetts, Cable & Wireless Communications in England, and Esat Telecommunications Ltd., in Dublin, Ireland. Although we believe that our current back-up methods are adequate, we face the risk that our back-up servers might fail or might cause an interruption in our service.

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

      The notes are unsecured and subordinated in right of payment in full to all of our existing and future senior debt. Because the notes are subordinated to our senior debt, in the event of (1) our liquidation or insolvency, (2) a payment default on our designated senior debt, (3) a covenant default on our designated senior debt (as defined in “Description of Notes — Subordination of Notes” in the resale prospectus), or (4) acceleration of the notes due to an event of default, we will make payments on the notes only after our senior debt has been paid in full. After paying our senior debt in full, we might not have sufficient assets remaining to pay any or all amounts due on the notes.

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

      As of September 30, 2003, (i) we had $9.8 million of senior debt outstanding consisting primarily of operating leases, and (ii) our subsidiaries had no outstanding indebtedness and approximately $6.0 million of other liabilities, including trade payables, but excluding intercompany liabilities, to which the notes are effectively subordinated. Neither we nor our subsidiaries are prohibited or limited from incurring debt or acting as guarantors of debt for others in whom we or our subsidiaries may have an interest under the indenture. Our ability to pay our obligations on the notes could be adversely affected by our or our subsidiaries’ incurrence of additional indebtedness or other liabilities. We and our subsidiaries may from time to time incur additional indebtedness and other liabilities, including senior debt. See “Description of Notes — Subordination of Notes” in the resale prospectus.

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

      There currently is no organized trading market for the notes in as much as they are not listed on any exchange and there can be no assurance as to (1) the liquidity of any market for the notes that may develop; (2) the ability of the holders to sell their notes; or (3) the prices at which holders of the notes would be able to sell their notes. If markets were to exist, the notes could trade at prices higher or lower than their initial purchase prices depending on many factors. If an active market for the notes fails to develop or be sustained, the trading price of the notes could decline significantly. We do not intend to apply for listing of the notes on any securities exchange or for quotation on The Nasdaq National Market.

We might not have the ability to repurchase the notes in cash if a holder exercises its repurchase right upon the occurrence of a change in control.

      Holders of the notes have the right to require us to repurchase the notes upon the occurrence of a change in control prior to maturity as described under the heading “Description of Notes — Purchase of Notes at Your Option Upon a Change in Control” in the resale prospectus. We might not have sufficient funds to make the required repurchase in cash at such time or the ability to arrange necessary financing on acceptable terms. In addition, our ability to repurchase the notes in cash might be limited by law or the terms of other agreements relating to our indebtedness outstanding at the time. We have the ability under the terms of the notes to pay the repurchase price in shares of our common stock, regardless of whether we have cash available, but doing so might be highly dilutive.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to interest rate, market and credit risk and related change in the market values of our investment portfolio. Our investment portfolio consists primarily of high credit quality US, state and municipal government, corporate, asset-backed, and agency debt instruments. Investments in both fixed and floating rate securities have some degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted by increases in interest rates. Floating rate securities may produce less income than anticipated if interest rates fall. As a result, changes in interest rates may cause us to incur losses in principal if we are forced to sell securities that have declined in market value or may result in lower than anticipated investment income. Our investment portfolio is categorized as available-for-sale and accordingly is presented at fair value on the balance sheet.

      We manage our exposure to interest rate, market and credit risk in the investment portfolio with investment policies and procedures that limit such variables as term, credit rating and the amount of credit exposure to any one issue, issuer and type of instrument. We have not used derivative financial instruments in our investment portfolio.

      During the three months ended September 30, 2003, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were not material. Further, we believe that the impact on the fair market value of our securities and our earnings for the remainder of the year from a hypothetical 10% change in interest rates would not be significant.

      The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, since a significant portion of our operations occurs outside of the U.S., we enter into transactions in other currencies, primarily the British pound. We currently do not hedge our exposure to foreign exchange rate fluctuations. However, in order to limit such exposure some contracts of our UK operations are denominated in US dollars and certain cash balances are maintained in US dollars. Our international business is subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, transfer pricing risks, other regulations and restrictions and foreign exchange rate volatility, particularly the exchange rate between the British pound and the U.S. dollar. Changes in these or other factors could harm our business, operating results and financial condition.

Item 4. Controls and Procedures

      As of September 30, 2003, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in our internal controls subsequent to September 30, 2003.

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

      In addition, we are subject to ordinary course litigation from time to time.

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

      None

Item 5.	Other Information

      Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

      The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this quarterly report.

b)	Reports on Form 8-K

      During the quarter ended September 30, 2003, we filed the following reports on Form 8-K:

(1)	Dated July 1, 2003, describing under Item 2 our disposition of assets used by our Jeeves Solutions division to Kanisa, Inc.

(2)	Dated June 30, 2003 (filed July 22, 2003) describing under Item 12 our second quarter 2003 financial results.

(3)	Dated September 19, 2003 reporting under Item 5 financial information from various completed periods reclassified to reflect Jeeves Solutions as a discontinued operation.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASK JEEVES, INC.

November 4, 2003

By:	/s/ A. GEORGE BATTLE

A. George (Skip) Battle
Chief Executive Officer
(Principal Executive Officer)

November 4, 2003

By:	/s/ STEVEN J. SORDELLO

Steven J. Sordello
Chief Financial Officer
(Principal Financial Officer)

November 4, 2003

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

Exhibit No.	Description

Plans of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Agreement and Plan of Merger, dated June 29, 1999, by and between the Registrant and AJ Merger Corporation (previously filed as Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
2.2	Agreement and Plan of Merger and Reorganization, dated as of November 19, 1999, by and among the Registrant, Net Effect Systems, Inc. and Neutral Acquisition Corp. (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed November 18, 1999, and incorporated herein by reference).
2.3	Agreement and Plan of Merger and Reorganization, dated as of January 25, 2000, by and among the Registrant, Direct Hit Technologies, Inc. and Answer Acquisition Corp. (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed February 14, 2000, and incorporated herein by reference).
2.4	Certificate of Ownership and Merger Merging Net Effects Systems, Inc. and Direct Hit Technologies, Inc. with and into the Registrant, dated as of December 28, 2000 (previously filed as Exhibit 2.4 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
2.5	Agreement and Plan of Merger and Reorganization, dated as of September 10, 2001, by and among the Registrant, Answer Acquisition Corp. No. 2, and Teoma Technologies, Inc., and solely with respect to Article X, Hawk Holdings, LLC, as Stockholders’ Agent, and Chase Manhattan Bank and Trust, N.A., as Escrow Agent (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed September 17, 2001, and incorporated herein by reference).
Charter Documents
3.1.1	Certificate of Incorporation of AJ Merger Corporation (previously filed as Exhibit 3.1 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).
3.1.2	Amended and Restated Certificate of Incorporation of the Registrant, dated July 6, 1999 (previously filed as Exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
3.1.3	Certificate of Correction of Amended and Restated Certificate of Incorporation of the Registrant, dated as of April 6, 2001 (previously filed as Exhibit 3.1.3 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
3.1.4	Certificate of Designation of Series A Junior Participating Preferred Stock (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed May 10, 2001, and incorporated herein by reference).
Bylaws
3.2	Bylaws of the Registrant (previously filed as Exhibit 3.4 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).
Instruments Defining the Rights of Security Holders
4.1	Specimen Certificate for Registrant’s Common Stock (previously filed as Exhibit 4.2 to the Registrant’s Amendment No. 2 to Form S-1, filed June 7, 1999, and incorporated herein by reference).
4.2.1	Rights Agreement (commonly called a “poison pill plan”), dated as of April 26, 2001, between the Registrant and Fleet National Bank, N.A. (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed May 10, 2001, and incorporated herein by reference).

Exhibit No.	Description

4.2.2	Form of Rights Certificate (filed as Exhibit B to Rights Agreement, dated as of April 26, 2001, between the Registrant and Fleet National Bank, N.A., previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed May 10, 2001, and incorporated herein by reference).
Equity Compensation Plan Documents
10.1.1.1†	1996 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).
10.1.1.2†	Form of Option Agreement for the 1996 Equity Incentive Plan (previously filed as Exhibit 10.2 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).
10.1.2.1.1†	1999 Equity Incentive Plan, adopted April 16, 1999 and approved by Stockholders on May 21, 1999 and May 25, 2000 (composite plan document reflecting amendments adopted through the date hereof) (previously filed as Exhibit 4.1 to the Registrant’s Form S-8, filed May 15, 2003, and incorporated herein by reference).
10.1.2.2†	Form of Stock Option Grant Notice for the 1999 Equity Incentive Plan (previously filed within Exhibit 10.4.1 to the Registrant’s Annual Report on Form 10-K, filed April 2, 2001, and incorporated herein by reference).
10.1.2.3†	Form of Option Agreement for the 1999 Equity Incentive Plan (previously filed as Exhibit 99.2 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).
10.1.2.4†	Form of Addendum to Stock Option Agreement applicable to certain grants under the 1999 Equity Incentive Plan from the Registrant to each of A. George (Skip) Battle, Steven Berkowitz, Steven Sordello, Heather Staples and Claudio Pinkus (previously filed as exhibit 10.1.2.4 to the Registrant’s Form 10-Q filed August 5, 2003 and incorporated herein by reference).
10.1.3.1†	1999 Non-Qualified Equity Incentive Plan, as Amended through January 10, 2001 (previously filed as Exhibit 99.4 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).
10.1.3.2†	Form of Option Agreement for the 1999 Non-Qualified Equity Incentive Plan (previously filed as Exhibit 99.5 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).
10.1.3.3†	2002 UK Approved Rules for Grants under the 1999 Non-Qualified Equity Plan (the “UK Sub Plan”), as adopted by the Registrant on January 13, 2003 (previously filed as Exhibit 10.1.3.3 to the Registrant’s Form 10-Q, filed May 2, 2003, and incorporated herein by reference).
10.1.4†	1999 Employee Stock Purchase Plan, as amended through May 25, 2000 (previously filed as Exhibit 99.3 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).
Other Compensation-Related Agreements
10.2.1.1†	Offer letter dated as of January 5, 1999, by and between the Registrant and Frank A. Vaculin (previously filed as Exhibit 10.18 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).
10.2.1.2†	Severance terms as of April 30, 2001, by and between the Registrant and Frank A. Vaculin (previously filed as Exhibit 10.18.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.2.1†	Offer letter dated as of May 27, 1999, by and between the Registrant and George S. Lichter (previously filed as Exhibit 10.29 to the Registrant’s Amendment No. 2 to Form S-1, filed June 7, 1999, and incorporated herein by reference).
10.2.2.2†	Incentive Agreement, entered into as of January 2, 2001, by and between the Registrant and George Lichter (previously filed as Exhibit 10.46.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.2.3†	Amendment to Incentive Agreement, dated June 18, 2001, by and between the Registrant and George Lichter (previously filed as Exhibit 10.46.2 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).

Exhibit No.	Description

10.2.2.4†	Second Amendment to Incentive Agreement, entered into as of August 30, 2001, by and between the Registrant and George Lichter (previously filed as Exhibit 10.46.3 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.2.5†	Separation Agreement, dated February 6, 2002, made by and between George Lichter and the Registrant (previously filed as Exhibit 10.46.4 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.3.1†	Offer letter dated as of December 8, 2000, by and between the Registrant and A. George (Skip) Battle (previously filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K, filed April 2, 2001, and incorporated herein by reference).
10.2.3.2†	Offer letter of New Terms of Employment, dated April 3, 2001, by and between the Registrant and A. George (Skip) Battle (previously filed as Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2001, and incorporated herein by reference).
10.2.3.3†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and A. George (Skip) Battle (previously filed as Exhibit 10.2.3.3 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.4.1†	Promissory Note, dated March 15, 2001, by and between the Registrant and Steven J. Sordello (previously filed as Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2001, and incorporated herein by reference).
10.2.4.2†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and Steven J. Sordello (previously filed as Exhibit 10.2.4.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.4.3†	Addendum to Stock Option Agreement regarding the April 1, 2003 stock option grant under the 1999 Equity Incentive Plan from the Registrant to Steven J. Sordello.
10.2.4.4†*	Restricted Stock Award Agreement under the 1999 Equity Incentive Plan by and between the Registrant and Steven J. Sordello, dated September 30, 2003.
10.2.5†	Severance letter dated March 28, 2001, by and between the Registrant and Adam Klein previously filed as Exhibit 10.39.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.6.1†	Offer letter dated April 23, 2001, by and between the Registrant and Steven Berkowitz (previously filed as Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2001, and incorporated herein by reference).
10.2.6.2†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and Steven Berkowitz (previously filed as Exhibit 10.2.6.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.6.3†*	Restricted Stock Award Agreement under the 1999 Equity Incentive Plan by and between the Registrant and Steven Berkowitz, dated September 30, 2003.
10.2.7.1†	Incentive Agreement, entered into as of January 2, 2001, by and between the Registrant and Claudio Pinkus (previously filed as Exhibit 10.45.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.7.2†	Amendment to Incentive Agreement, dated June 18, 2001, by and between the Registrant and Claudio Pinkus (previously filed as Exhibit 10.45.2 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.7.3†	Second Amendment to Incentive Agreement, entered into as of August 29, 2001, by and between the Registrant and Claudio Pinkus (previously filed as Exhibit 10.45.3 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.7.4†	Third Amendment to Incentive Agreement, entered into as of November 17, 2001, by and between the Registrant and Claudio Pinkus (previously filed as Exhibit 10.45.4 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).

Exhibit No.	Description

10.2.7.5†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and Claudio Pinkus (previously filed as Exhibit 10.2.7.5 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.7.6†*	Severance Agreement by and between the Registrant and Claudio Pinkus, dated August 28, 2003.
10.2.8.1†	Form of Indemnity Agreement by and between the Registrant and each of its then-current directors and executive officers (previously filed as Exhibit 10.27 to the Registrant’s Amendment No. 1 to Form S-1, filed May 10, 1999, and incorporated herein by reference).
10.2.8.2†	Form of Indemnification Agreement, dated May 2003, entered into between the Registrant and each of A. George (Skip) Battle, David Carlick, Joshua Goldman, Garrett Gruener, James Kirsner, Geoffrey Y. Yang, Scott Bauer, Steve Berkowitz, Adrian Cox, John Scott Lomond, Claudio Pinkus, Brett Robertson, Steve Sordello and Heather Staples (previously filed as Exhibit 10.2.8.2 to the Registrant’s Form 10-Q, filed August 5, 2003 and incorporated herein by reference).
10.2.9.1†	Severance Benefit Letter Agreement, dated as of December 3, 2002, by and between the Registrant and Brett M. Robertson (previously filed as Exhibit 10.2.9.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.10.1†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and Heather J. Staples (previously filed as Exhibit 10.2.10.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.11†	Separation Agreement and Mutual Release, dated as of December 23, 2002, by and between the Registrant and Cynthia Pevehouse (previously filed as Exhibit 10.2.11 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
U.S. Leases
10.3.1	Office Lease dated as of April 29, 1999, by and between the Registrant and Emery Station Associates, L.L.C. (previously filed as Exhibit 10.28 to the Registrant’s Amendment No. 2 to Form S-1, filed June 7, 1999, and incorporated herein by reference).
10.3.2	Master Lease Agreement dated as of June 15, 1999, by and between the Registrant and Comdisco, Inc. (previously filed as Exhibit No. 4 to the Registrant’s Amendment No. 4 to Form S-1, filed June 29, 1999, and incorporated herein by reference).
10.3.3	Lease Amendment and Termination Agreement, made February 4, 2002, by and between the Registrant, as Tenant, and Oakland City Center LLC, as Landlord (previously filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
Ask Jeeves U.K. Documents
10.4.1	Agreement Relating to the Sale and Purchase of the Entire Issued Share Capital of Carlton & Granada Internet Limited, dated as of February 7, 2002, by and among the Registrant, Carlton Communications PLC, Granada Media Group Limited, Carlton & Granada Internet Limited, Ask Jeeves (Jersey) Limited and Ask Jeeves International, Inc. (previously filed as Exhibit 2.1 to the Registrant’s Form S-3, filed March 6, 2002, and incorporated herein by reference).
10.4.2	Further Supplemental Partnership Deed relating to Ask Jeeves UK, dated February 14, 2002, by and among the Registrant, Carlton Communications PLC, Granada Media Group Limited, Carlton & Granada Internet Limited, Ask Jeeves (Jersey) Limited, Ask Jeeves International Inc. and Ask Jeeves UK (previously filed as Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q, filed April 30, 2002, and incorporated herein by reference).
10.4.3	Tax Deed relating to the acquisition of the entire issued share capital of Carlton & Granada Internet Limited, dated March 6, 2002, by and among the Registrant, Carlton Communications PLC and Granada Media Group Limited (previously filed as Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q, filed April 30, 2002, and incorporated herein by reference).
10.4.4	Underlease, dated March 15, 2000, by and between City & General (West End) Limited and the Ask Jeeves UK Partnership (previously filed as Exhibit 10.4.4 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).

Exhibit No.	Description

Japanese Joint Venture Documents
10.5.1‡	Joint Venture Agreement by and between Trans Cosmos Inc. USA Pacific Holdings Company III, and Ask Jeeves International, Inc., dated as of August 31, 2000 (previously filed as Exhibit 10.5.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.5.2.1‡	Distribution and License Agreement by and between Ask Jeeves International, Inc., Ask Jeeves Japan Co., Ltd., the Registrant, and Trans Cosmos, Inc., dated as of August 31, 2000 (previously filed as Exhibit 10.5.2.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.5.2.2‡	Amendment No. 1 to the Distribution and License Agreement by and between Ask Jeeves International, Inc. and Kabushiki Kaisha Ask Jeeves Japan, dated as of December 1, 2000 (previously filed as Exhibit 10.5.2.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.5.2.3‡	Amendment No. 2 to the Distribution and License Agreement by and between Ask Jeeves International, Inc. and Kabushiki Kaisha Ask Jeeves Japan, dated as of January 1, 2002 (previously filed as Exhibit 10.5.2.3 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
Warrants to Purchase Common Stock of the Registrant
10.6.1	Warrant to purchase 15,000 shares of Common Stock granted by the Registrant to Antenna Group Provided, dated as of June 30, 1998 (previously filed as Exhibit 4.3 to the Registrant’s Amendment No. 1 to Form S-1, filed May 10, 1999, and incorporated herein by reference).
10.6.2	Warrant to purchase 105,000 shares of Common Stock granted by the Registrant to Boris Katz, dated as of July 26, 2001 (previously filed as Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.6.3	Warrant to purchase 70,000 shares of Common Stock granted by the Registrant to Patrick Winston, dated as of July 26, 2001 (previously filed as Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
Registration Rights Agreements
10.7.1	Form of Registration Rights Agreement, between the Registrant and Stockholders of Net Effect Systems, Inc. (previously filed as Exhibit 10.35 to the Registrant’s Amendment No. 1 to Form S-1, filed February 23, 2000, and incorporated herein by reference).
10.7.2	Registration Rights Agreement, dated September 10, 2001, by and between the Registrant and the multiple parties listed therein (previously filed as Exhibit 10.44 to the Registrant’s Current Report on Form 8-K, filed September 17, 2001, and incorporated herein by reference).
Miscellaneous
10.8.1‡	Advertising Services Agreement, dated July 17, 2002, by and between the Registrant and Google, Inc. (previously filed as Exhibit 10.52 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2002, and incorporated herein by reference).
10.8.2‡	Amendment Number One to the Advertising Services Agreement, dated October 23, 2002, by and between the Registrant and Google, Inc. (previously filed as Exhibit 10.8.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.8.3‡	Google Services Agreement, dated May 15, 2003, by and between Ask Jeeves UK Partnership and Google Technology, Inc. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2003, filed May 29, 2003, and incorporated herein by reference).
10.9.1‡	Agreement by and between the Registrant and The Wodehouse No. 3 Trust, dated as of January 1, 2000 (previously filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.9.2‡	First Amendment to Agreement by and between the Registrant and The Wodehouse No. 3 Trust, dated as of May 9, 2003 (previously filed as Exhibit 10.9.2 to the Registrant’s Form 10-Q filed August 5, 2003 and incorporated herein by reference).

Exhibit No.	Description

10.10.1‡	DARTTM Service Agreement for Publishers by and between DoubleClick Inc. and the Registrant, effective as of March 31, 1999 (previously filed as Exhibit 10.10.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.10.2‡	Addendum No. 1 to DART Service Agreement for Publishers by and between DoubleClick Inc. and the Registrant, effective as of October 1, 2000 (previously filed as Exhibit 10.10.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.10.3‡	Addendum No. 2 to DART Service Agreement for Publishers by and between DoubleClick Inc. and the Registrant, effective as of March 30, 2001 (previously filed as Exhibit 10.10.3 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.10.4‡	DFP Extension Addendum No. 3 to DART Service Agreement for Publishers by and between DoubleClick Inc. and the Registrant, effective as of November 1, 2002 (previously filed as Exhibit 10.10.4 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.11	Asset Purchase Agreement dated May 28, 2003 by and between Ask Jeeves, Inc. and Kanisa Inc. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 28, 2003, filed May 29, 2003, and incorporated herein by reference).
21.1	Subsidiaries of the Registrant (previously filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
31.1*	Certification of A. George Battle under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Steven J. Sordello under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Denotes a management contract or compensatory plan.

‡	Portions of this exhibit were omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.