Form 10-K
period 2003-12-31
ASK JEEVES INC
filed 2004-03-01
CIK 1054298

FORM 10-K

United States
Securities and Exchange Commission
Washington, D.C. 20549

For Annual and Transition Reports Pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934
(Mark One)
☒Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003

☐Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission file number 000-26521

Ask Jeeves, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or Other Jurisdiction of Incorporation)
5858 Horton Street, Suite 350
Emeryville, CA 94608
(Address of principal executive offices) (Zip Code)

94-3334199
(I.R.S. Employer Identification Number)

(510) 985-7400
(Telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

On February 25, 2004, Ask Jeeves had 47,026,621 shares of Common Stock outstanding and an approximate aggregate public market value of approximately $692,065,344 million (based on 33,958,064 shares of Common Stock held by non-affiliates and a closing price of $20.38 per share of Common Stock on the Nasdaq National Market). On June 30, 2003, which was the final business day of Ask Jeeves’ most recently completed second fiscal quarter, Ask Jeeves had 44,080,861 shares of Common Stock outstanding and its public market value was approximately $548,708,351 million (based on 40,198,414 shares of Common Stock then held by non-affiliates and a closing price that day of $13.65 per share of Common Stock on the Nasdaq National Market). These public market value calculations exclude shares held on the stated dates by Ask Jeeves’ officers, directors and 5% or greater stockholders. (Exclusion from these public market value calculations does not imply affiliate status for any other purpose.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Ask Jeeves’ definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A in connection with the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. Certain exhibits previously filed by Ask Jeeves with the Commission are incorporated by reference into Part IV of this report, as listed in the Exhibit Index.

The Exhibit Index begins on page 81 of this Annual Report.

PRELIMINARY NOTE REGARDING OUR TRADEMARKS

Our registered trademarks in the U.S. include Ask Jeeves®; the “Ask!” button design; Ask.com®; the “Jeeves” design (a stylized depiction of our butler logo); Teoma®; and the “Teoma” design (a stylized depiction of the Teoma word trademark) and “Search with Authority”® (a phrase we use on the Teoma.com Web site). In addition, the trademarks “Ask Jeeves” and the “Jeeves” design are registered in Australia, Canada, China, the European Community, France, Germany, Japan, Korea, Mexico, Norway, and Spain. This annual report contains trademarks and trade names of third parties.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our stockholders. Many important factors that could cause such a difference are described in this Annual Report under the captions “Competition,” “Proprietary Rights” and “Risk Factors,” which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this report.

Ask Jeeves, Inc.

PART I

ITEM 1. BUSINESS

Ask Jeeves Overview

We offer advanced Internet search technology to the public through advertiser-supported sites on the World Wide Web (which is known as the Web). We seek to attract Web traffic by creating a distinctive search experience that users will find more intuitive and satisfying than other search alternatives. On our flagship Web sites, Ask.com in the U.S. and Ask.co.uk in the U.K., users submit their search requests, and our proprietary algorithmic search technology, Teoma, delivers a results list of Web pages likely to contain relevant and authoritative answers. The results page also displays advertiser-sponsored links to related products and services known as paid listings.

We operate four proprietary Web sites dedicated to search: Ask.com, Ask.co.uk, Teoma.com and AJKids.com. We also deliver, or syndicate, our search technology and advertising products to approximately 41 third-party Web sites as of December 31, 2003, including portals, infomediaries, and content and destination Web sites. We provide search results and/or advertising for those Web sites to display in response to their users’ search queries. We refer to these third-party Web sites as our syndication network.

Our focus is on increasing our Web traffic (i.e., the number of search queries on our proprietary Web sites) by attracting more users and getting them to use our search services more frequently. We generate advertising revenue every time users click on the paid listings, or as a result of graphic advertising and other advertising products we deliver in response to their queries. In this way, we monetize a portion of our Web traffic. We also earn revenue by licensing our search technology to our Japanese joint venture and to some of the sites in our syndication network.

Recent Events

Increased Web Traffic and Monetization

In the fourth quarter of 2003, our proprietary sites attracted an audience of 29.9 million unique users, who queried approximately 7.5 million Web pages in the aggregate per day.

Traffic, as measured by queries on our proprietary sites, increased 38% in 2003 compared to 2002. Our increase in queries outpaced the search market as a whole, for which queries increased by 10% between the same periods, according to Forrester Research. We monetized 15% of queries on Ask.com in the fourth quarter of 2003, up from 13% in the fourth quarter of 2002. Our increase in queries was caused by increases in both unique users and user frequency, each of which increased by approximately 20% in 2003 compared to 2002. In the fourth quarter of 2003, user frequency on Ask.com averaged 3.2 visits per month. We attribute our market share gains to the improvements we made to our user experience, the improvements we made to our Teoma search technology, and to our marketing campaign. Our market shares according to research data from ComScore Networks, represented 3.1% (as of November 2003) of U.S. searches.

Ask Jeeves, Inc.

Improvements to our User Experience and Teoma Search Technology

In 2003 we made a number of improvements to the search experience we deliver to users in an effort to enhance their satisfaction and thereby increase our traffic. These improvements include:

•	Smart Search. Beginning in April of 2003 we began to introduce a set of intuitive search tools to the Ask.com results page known as Smart Search. These tools are designed to help users find their target information more efficiently and effectively. For particular types of queries such as stocks and weather the Smart Search tools provide the information the user seeks directly on the results page rather than providing links to sites that contain the information. For example, if a user enters “weather in New York, NY”, the top of the results page displays a box containing the current weather conditions in New York and links to sites with more detailed New York weather information. Similarly, a search for “stock quote of ASKJ” results in a reply containing share price information and a daily price chart. These “direct answers” are also available for flight delay forecasts, snow conditions at ski resorts, zip code lookup and weights and measures conversions. Some of these direct answers contain data provided by third parties (such as weather and stock information) while others are generated by our Knowledge Base database. In addition, Smart Search presents users with a list of “related search” suggestions. For example, a search for “Soprano” might bring up Smart Search community links for “Three Sopranos” (the operatic trio), “Marie-Adele McArther” (a renowned soprano) and “The Sopranos” (a popular television series). Finally, our Smart Search results page also includes a link to advanced search tools. These tools enable users to easily formulate more-precise queries using specific search parameters and logical connectors, such as exact phrase, page location, geographic region, domain, date posted, and other filters.

•	Smart Product Search. In October of 2003 we added Smart Product SearchTM to Ask.com. This feature allows users to narrow their search results to include only products and services, and enables them to further refine their shopping queries based on where they are in their purchase decision. Similar to many of our other Smart Search features, Product Search delivers its results directly on the main results page, rather than requiring a user to click on a separate tab to get the information. Following our introduction of Smart Product Search, shopping related queries on Ask.com increased significantly compared to the year ago period. We currently receives the highest proportion of “shopping” category searches among the top five search engines and portals, according to a Fall 2003 report from @Plan.

•	Improved Teoma Search Technology. Our proprietary Teoma search technology utilizes a different approach to ranking results from other search engines. We rank a site based on whether the other sites in the index linking to it are themselves respected within the pertinent subject-matter community on the Web. For example, we would rank a baseball site based on how many links it receives from other Web sites specifically geared toward baseball aficionados, placing less emphasis on links from general sports or portal Web sites. Teoma’s sophisticated approach tends to increase the authority of our search results, therefore it also increases the complexity of the indexing process and, as pages are added to our search index, the complexity increases exponentially. In 2003 we made improvements to our Teoma technology that enabled us to increase the scale of our search index by 500%, from 250 million to 1.5 billion Web pages, or URLs. A larger search index generally results in our being able to deliver more-relevant and authoritative results and thereby increases the likelihood that our users will find what they are searching for.

•	Ask Jeeves Tool Bar. In December of 2003 we launched version 3.0 of the Ask Jeeves toolbar, which may be downloaded free of charge and appears as a useful toolbar in the user’s Internet

Ask Jeeves, Inc.

browser, allowing him or her to submit a query to Ask.com from anywhere on the Internet. The toolbar includes a pop-up blocker and incorporates some of our Smart Search functionality such as buttons for weather and stocks.

•	Cleaner Site Experiences. In late 2002 we removed all banner ads from Ask.com and we extended that decision to Ask.co.uk in 2003, removing untargeted banner ads. We believe that these types of ads clutter the screen and that by removing most of them from our two most popular sites, we ultimately gain more from increased customer satisfaction with the sites (and thus increased traffic) than we lose in direct advertising revenue. Additionally, we improved the loading speed of our results for dial-up users in April 2003.

Marketing Campaign

During 2003, we marketed Ask.com to the consumer through a variety of print, radio, online and “out of home” advertising media in a few test markets. These marketing campaigns helped drive users to Ask.com. Based on these insights, we will increase our investment in marketing during 2004. Additionally, we marketed Ask.co.uk through television, print, radio and online to U.K. consumers.

Ask Jeeves selects Google as its U.K. paid placement provider

In July 2002, we entered into an agreement with Google, Inc. to participate in its sponsored links program in the U.S., and our participation began in September 2002. Under this agreement, Google sells paid placements to tens of thousands of advertisers and we display their paid placements on our U.S. Web properties. In the second quarter of 2003, our U.K. subsidiary entered into an agreement with a Google subsidiary to display Google’s paid placements on our U.K. Web site, replacing a previous paid placement provider. Like in the U.S. market, Google’s sponsored links on Ask.co.uk complement our own suite of advertising products. In exchange for making our Web traffic available to Google’s advertisers, we share in the revenue generated from those advertisers.

For the year ended December 31, 2003, our paid listings revenues from Google comprised 55% of our total revenues, and 65% of total revenues for the fourth quarter of 2003. Our U.S. agreement with Google expires in September 2005 (but allows for termination for convenience by either party during September or October of 2004) and our U.K. agreement with Google is scheduled to expire in May 2005.

Organizational Changes

The following significant changes have occurred to our management and corporate organization since January 1, 2003:

•	Sale of our Jeeves Solutions division to Kanisa, Inc. In 2003 we decided to focus our efforts on growing our core Web search business (which we previously referred to as our Web Properties division) and to sell our Jeeves Solutions division, which licensed our search technology to corporate customers for use on their internet and intranet sites. On July 1, 2003, we completed the sale of certain assets used in our Jeeves Solutions division to Kanisa, Inc. pursuant to an Asset Purchase Agreement dated May 28, 2003, by and between us and Kanisa. The sold assets included, among other things, tangible personal property, intellectual property, and customer and other business contracts. In exchange, we received $3.4 million in cash at the closing and a promissory note for up to $750,000, which is payable one year from the date of closing. As of December 31, 2003, the amount payable under the note is expected to be $731,000, subject to certain upward or downward adjustments, but in no event shall the amount exceed $750,000. The proceeds, if any, from the promissory note will be recorded as additional gain on the

Ask Jeeves, Inc.

transaction upon receipt. In the third quarter of 2003, we recorded a gain of approximately $2.5 million, net of estimated income taxes of $109,000, representing the excess of the purchase consideration received at closing over the book value of the assets sold, as well as the remaining amount of deferred license fees applicable to Jeeves Solutions. We now maintain only one operating division and no longer report our results on a segmented basis. For the year ended December 31, 2003 (and comparable prior periods) we have reported our Jeeves Solutions results as discontinued operations.

•	Management Succession. Effective January 1, 2004, the board promoted Steven Berkowitz to be our chief executive officer (CEO) and elected him to the seventh seat on our Board of Directors, which had been vacant since the April 25, 2003 resignation of Roger Strauch. Also on January 1, 2004, the Board promoted our prior CEO, A. George (Skip) Battle to be the executive chairman of our Board of Directors, replacing the founder of Ask Jeeves, Garrett Gruener, who had served as our chairman since 2000. Mr. Gruener will remain on our Board as a director.

•	Foreign Operations. During 2003 we restructured several elements of our European operations. Notably, as part of this effort, we formed wholly owned subsidiaries in Ireland and the Netherlands. Ask Jeeves created these entities to position itself to take advantage of growth opportunities within the international marketplace.

•	Sale of Convertible Subordinated Notes. In June 2003, we issued $115.0 million aggregate principal amount of zero coupon convertible subordinated notes, due June 1, 2008. The notes were sold at face value and our net proceeds were $111.7 million, net of costs of issuance of $3.3 million, which have been recorded as other assets and are being amortized to the Consolidated Statements of Operations over the contractual term of the note. The notes are convertible by the holders into shares of our common stock at any time at an initial conversion price of $16.90 per share subject to certain adjustments. This is equivalent to a conversion rate of approximately 59.1716 shares per $1,000 principal amount of notes. Upon conversion, we have the right subject to certain conditions to deliver cash (or a combination of cash and shares) in lieu of shares of our common stock. The notes are subordinated in right of payment to all existing and future senior indebtedness, as defined in the indenture. The holders of the notes may require us to repurchase all or a portion of the notes, subject to specified exceptions, upon the occurrence of a change in control. We may choose to pay the repurchase price in cash, shares of our common stock, shares of the surviving corporation or a combination thereof. We may not redeem the notes prior to the maturity date.

Industry Background

Search engine usage continues to be an essential online activity for the Web’s millions of users. Nearly 80% of Internet users navigate the Web via search engines, making search sites second only to email providers as the most popular category of Web site.

The Internet is expected to continue its growth in 2004, with the number of active Internet users in the U.S. projected to increase eight percent to 185 million users. Correspondingly, the U.S. online advertising industry is forecasted by Forrester to grow to $8.5 billion. By 2005, the U.S. online advertising is expected to become a $10.2 billion industry.

According to Forrester Research, of all digital advertising alternatives, search will see the largest growth in 2004. More than 60% of the companies Forrester surveyed said that their spending on paid listings, contextual search listings and site optimization will increase more than 60%.

The projections above are from studies conducted by market research firms not affiliated with our company and are forward-looking statements, as described in the introductory cautionary note.

Ask Jeeves, Inc.

Our Proprietary Web Sites

We operate the following four proprietary Web sites, each of which is discussed below.

•	Ask.com

•	Ask.co.uk

•	Teoma.com

•	Ajkids.com

Ask.com

Ask.com provides an experience designed to enable users to search the Web intuitively and enjoyably. Users may submit their search requests as standard queries or as natural-language questions. Our technologies parse users’ questions for keywords to determine likely topics of interest. Using Teoma’s highly advanced, subject-specific popularity algorithm, we seek to analyze the relationships among Web sites devoted to precisely those topics to determine which are likely to be the most authoritative and relevant. Ask.com then presents the user with a new Web page, generally containing the following:

•	Automatically generated hyperlinks to third-party Web sites, with the most relevant and authoritative Web sites listed first;

•	Suggested queries on related topics and Smart Search answers if applicable (as described above under “Recent Events”); and

•	Paid placement listings and other advertising from our advertisers.

Ask.co.uk

Like its U.S. counterpart, Ask.co.uk uses Teoma technology to deliver authoritative and relevant results in response to key word queries or natural language questions. Ask.co.uk provides users with the options of viewing a global results list or one limited to the United Kingdom. In response to searches on popular topics, Ask.co.uk also presents results using its knowledgebase technology.

Ask.co.uk currently has the second highest brand awareness of all Web sites in the United Kingdom, after AOL (according to RSL Capibus, June 2003). According to NOP World (Sept 2003), Ask.co.uk is used by one in four Web users in the U.K. and Ask Jeeves remains the seventh most popular digital brand in the U.K.

We launched Ask.co.uk in February 2000, as a joint venture with two British companies, and acquired full ownership of the venture in February 2002.

Teoma.com

Teoma.com provides users with three types of search results:

•	“RESULTS.” The Results List includes links to topically relevant Web sites in response to a user’s query.

•	“REFINE.” The Refine List organizes results into specific sub-topic categories or communities, so users can refine their search to find the results most closely related to their query. For example, a search on “video games” would present the user with a choice of folders containing results in the categories of “Video Games Reviews,” “Home PC Games,” “Classic Video Games”

Ask Jeeves, Inc.

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

AJkids.com

Modeled on Ask.com, AJKids.com is a child-friendly version of the Ask.com site that enables children and young adults to find answers to their questions while learning about the online world. Designed as a fun destination Web site that focuses on learning and “edutainment,” AJkids.com uses natural-language search technology, which allows children to ask questions like “Why is the sky blue?” or “What’s it like to live in outer space?” in a conversational manner. AJkids.com combines our knowledge base and our filtering technology, allowing us to provide relevant and content-appropriate answers to children.

Sources of Revenue

We generate revenue from advertising and licensing, each as described below. During the recently completed fourth quarter, 96% of our total revenue came from advertising (including paid placements, branded advertisements, and paid inclusion) while 4% came from licensing, as follows:

•	Paid placement generated 76% of our fourth quarter revenues in 2003;

•	Branded advertising generated 18% of our fourth quarter revenues in 2003;

•	Paid inclusion generated 2% of our fourth quarter revenues in 2003; and

•	Licensing generated 4% of our fourth quarter revenues in 2003.

Advertising

We make our Web sites available without charge to users and generate revenue primarily by displaying advertising. We display advertising on our proprietary sites and deliver advertisements to third-party Web sites in our syndication network. Some of these advertisements are sold by our direct sales force (“branded advertising”) while others are supplied to us by our paid listings provider, which currently is Google, Inc.

We believe the combination of our broad user base and our suite of keyword-targeted advertising products enables us to offer advertisers an effective means of targeting precise audiences, while at the same time supplying our users with advertising content they are likely to find useful. Most of our ads are displayed in response to key words in the user’s query. We (or our providers) sell keywords to advertisers, which means that we agree to display their ads every time users include any of those keywords in their queries. This technique allows an advertiser to deliver its message at the moment when our users are most likely to be interested in it—when they are searching for information related to the advertiser’s products or services. For example, a flower company can reach potential customers by paying us to display its message on the Ask.com results page in response to a query containing the keyword “Mother’s Day.” Unlike traditional Web advertisements, which users often find intrusive and annoying, keyword-targeted ads are often welcomed by the user, and thus are more effective for advertisers.

Ask Jeeves, Inc.

We offer the following three categories of advertising opportunities:

•	Paid Placement. We offer advertisers a variety of paid placement opportunities. Our proprietary paid listings consist of Premier ListingsTM in the U.S. and Answer LinkTM in the U.K. Premier ListingTM advertising displays text-based links to advertisers’ Web sites in a response to keywords used in the user’s query and appear as “featured sponsored results” on Ask.com. Answer LinkTM, which is only available on Ask.co.uk, allows sites that have been identified as having high-quality, in-depth content to pay for the opportunity to appear as an identified sponsored answer in response to a user’s query on Ask.co.uk’s reply page. These companies do not select keywords as relevance is achieved by operation of our editorially controlled knowledge base. Additional paid placements are sourced from our participation in Google, Inc.’s “sponsored links” program. Google sells paid placements to tens of thousands of advertisers and we display their paid placements on Ask.com and Ask.co.uk in response to keywords selected by the advertisers. The sponsored links supplied by Google appear under the heading “sponsored results” on Ask.com. We also syndicate both our proprietary paid listings and Google’s sponsored links, together with our search results, to third-party Web sites in our syndication network. In exchange for making this Web traffic available to Google’s advertisers, we share in the revenue generated from those advertisers. Generally, paid placements are priced on a cost per click (CPC) basis.

•	Branded Advertisements. We offer advertisers branded advertising in a variety of formats both on our proprietary sites and on our syndication network. Branded ResponseTM, our flagship graphic advertising product is available primarily on our proprietary sites. Branded Response displays an advertisement at the moment users are most interested—when they are searching for information related to the advertised product or service. In response to pertinent keywords, we display the advertiser’s graphic, which can appear in question and answer format, as a helpful fact or hint, in paragraph format, or as an interactive tool offering real-time content. Our Branded Response product thus allows advertisers to occupy highly visible Web real estate in the middle of our Ask.com response page (as well as the pages of some of our syndication partners). Generally, branded advertisements are priced on a cost per thousand impression (CPM) basis.

•	Paid Inclusion. We offer Web site designers the opportunity to ensure that their Web pages are included in our search index. We offer two paid inclusion programs: Site Submit for businesses with 1000 URLs or less and Index Express for large content and commerce providers that are interested in controlling how often their pages are updated in our index. Paid Inclusion is currently the only way to guarantee that a particular site will be included in our search index; it does not, however, guarantee placement on our results page.

We also license our technologies to third-parties in our syndication network for use on their own Web sites. During 2003, such licensees included Excite, HotBot and InfoSpace, among other Web publishers, portals and infomediaries. Syndication network licensees pay us a licensing fee or share advertising revenue from their search result pages with us. Our licensed technologies include:

•	Teoma Search Technology. Teoma’s technology filters search results using our Subject-Specific Popularity approach described above.

•	Ask Jeeves Popularity Technology. Our popularity technology aggregates and organizes online content by tracking the products, services and information people seek, the amount of time they spend at various Web sites, and how frequently they return. A search algorithm is then applied and results are ranked by relevance.

Ask Jeeves, Inc.

Licensing

We earn license revenue from a technology license with our Japanese joint venture. The revenue is recognized ratably over the estimated service period applicable to this arrangement. The license revenue will terminate after the second quarter of 2004.

Sales and Marketing

In 2003, we focused on increasing our traffic by improving the search experience we deliver to users, and we will continue to do so in 2004. We believe that improving the relevance of our search results is one of the best, long-term methods of increasing user frequency and attracting new unique users, thereby increasing total user queries and thus revenues.

Sales

In 2003, we sold advertising on our Web properties through our internal advertising sales force, which targets the top 250-400 advertisers in the United States. Strategic relationships with our third-party paid placement provider Google, enabled us to cast a wider net and bring in smaller advertisers as well.

As of December 2003, our U.S. sales organization, which includes direct sales, consisted of 14 individuals with offices primarily in California and New York. As of December 2003, the Ask Jeeves U.K. sales organization, which includes client sales and agency sales, consisted of 10 people who were located in our U.K. office.

Marketing

We invested in our brand early in our company’s history and established a strong brand with a loyal user base. During 2003, we generated increased traffic to our Web sites by emphasizing our new and improved search experience, particularly the improved result rankings provided by our Teoma technology. We also actively positioned ourselves as a pure search engine operating squarely in the search engine market. We spread these messages through online, print, radio and outdoor advertising, targeted “guerilla marketing,” and strategic public relations. These tactics, combined with positive word of mouth, encouraged new users to try our Web sites, and we believe persuaded many prior users to try our Web sites again. Based on the strong growth in Web traffic we experienced concurrently with our new marketing campaigns in 2003, we plan to increase our marketing investment in 2004.

International Operations

Currently, our international operations include:

•	Ask Jeeves U.K.;

•	Ask Jeeves Europe; and

•	Ask Jeeves Japan.

Ask Jeeves U.K.

Ask Jeeves U.K. was formed as a joint venture between our company and two British media companies, Carlton Communications and Granada Media Group. The venture marketed our search technologies and services within Great Britain and the Republic of Ireland. Prior to February 2002, when we acquired full ownership of Ask Jeeves U.K., Ask Jeeves owned a 50 percent interest in this joint venture. Ask Jeeves U.K. serves as the sales and marketing arm of Ask Jeeves Europe.

Ask Jeeves, Inc.

Ask Jeeves Europe

Ask Jeeves Europe was established in Ireland during the third quarter of 2003 to host and operate our European Web site. In this capacity, Ask Jeeves Europe will provide Internet search services to our customers within the United Kingdom, Ireland and other member states of the European Community.

Ask Jeeves Japan

Ask Jeeves Japan, is a joint venture between us and Trans Cosmos Inc. USA a subsidiary of a Japanese customer service and information technology support provider. The joint venture was established in August 2000 to market a Japanese language version of our earlier search software product Answers, launch a Japanese language version of Ask.com and to create Japan-specific content for the Japanese Ask.com Web site.

As of December 31, 2003, we own approximately 47 percent of the voting securities of this joint venture. We have granted to the joint venture an exclusive license to our current and future products and services in Japan and for the Japanese-speaking market.

Additional Information

Additional information required by this item can be found in Note 15, “Business Segment and Geographic Information,” of the Notes to our Consolidated Financial Statements, in Item 8 of this Annual Report.

Technology and Operations

Our proprietary software technology includes the following:

•	Teoma Search Technology. Utilizing an approach known as Subject-Specific Popularity, our Teoma search technology goes beyond traditional page ranking methods to estimate a Web site’s authority. Instead of simply ranking search results based upon the Web sites with the most links leading to them, Teoma analyzes the Web as it naturally occurs in its subject-specific communities to determine which Web sites are most relevant. First, Teoma categorizes the sites in its search index into naturally occurring communities, or groups of sites that are related to the query topic. Next, Teoma employs a technique we call Subject-Specific Popularity to determine which of those relevant pages is likely to be the most authoritative on a user’s query topic. Subject-Specific Popularity analyzes the relationships between sites within a community, ranking each site based on the number of same-subject pages that reference it, among hundreds of other criteria. Teoma’s approach is analogous to seeking the best answer by asking experts within a specific subject community about which site they believe is the best resource for that subject. To our knowledge, Teoma is the only search technology that ranks a Web site based on the number of same-subject pages that reference it, not just general popularity, to determine the Web site’s level of authority. Teoma powers the search results on Ask.com, Ask.co.uk and Teoma.com. We also syndicate Teoma technology to our distribution partners.

•	Natural Language Processing. Using Natural Language Processing, we are able to better understand the context of what our users are asking and return more relevant search results, direct answers and related queries. Some applications of Natural Language Processing include related search terms and editorially selected answers on Ask.com.

Ask Jeeves, Inc.

Scalability and Operations

Our Teoma search technology runs on arrays of Intel-based server systems running the Linux operating system. The hardware environment is very scalable and cost effective. It has been optimized to provide fast, real-time performance. The system is highly automated, secure and is replicated to ensure sufficient redundancy and failover capabilities.

The servers hosting our four proprietary Web sites are located at Metromedia Fiber Network in California and England, Worldcom in Massachusetts, Cable & Wireless Communications in England, and Esat Telecommunications Ltd., in Ireland. The hosting centers provide routing and communication lines with a variety of major Internet backbone providers, as well as continuous monitoring and communications support. They also provide their own power generators and multiple, redundant backup systems. We maintain significant server over-capacity at each location so that if one hosting facility fails, another can service all of our user traffic.

Our natural-language processing runs on arrays of Intel-based server systems running Microsoft Windows 2000 and Internet Information Server Software. The Question Processing Engine, or QPE, is written in the C++ computer language and is optimized to handle high traffic volumes. The Ask Jeeves knowledge bases are deployed on these servers as read-only, memory mapped files. To scale our service as traffic increases, we install our QPE and knowledge base on additional servers.

Our Popularity Technology distribution and processing servers are arrays of Intel-based server systems running the Linux operating system and Apache Web Server Software. The software is written as C++ FastCGI modules for highest scalability and real-time performance. To scale as user traffic or data sources increase, we install additional distribution and processing servers, as needed.

Competition

Our ability to compete depends on numerous factors, many of which are outside our control. Some of our existing competitors, as well as potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources to the development and promotion of their services than we can to ours. Our competitors may develop products and services that are equal or superior to ours or that achieve greater market acceptance. Many of our competitors offer a wider range of services than we do, which could attract our customers to competitive search sites, and consequently, result in less traffic to our Web sites and fewer monetized queries.

In our efforts to attract search engine users, we compete against destinations and portals such as:

•	Time Warner Inc.;

•	Google, Inc.;

•	The Microsoft Network (MSN);

•	Yahoo! Inc; and

•	Other smaller companies.

We also compete with search technology providers such as:

•	Google, Inc.;

•	Yahoo! Inc; and

•	Looksmart.

Ask Jeeves, Inc.

Our financial success depends upon our ability to attract Web traffic to our Web properties and to monetize that traffic. We believe that our ability to compete effectively with other search engines for Web traffic depends on:

•	the relevance and authority of our search results;

•	the ease of use of our Smart Search, the quality of our knowledge-base content, and other online features;

•	the pace with which we introduce new search techniques (and the marketing skill with which we announce such innovations and persuade new and returning users to utilize them); and

•	the speed with which we match others’ innovations.

We believe our proprietary Web sites compete favorably with respect to each of these factors. However, our competitors may engage in more extensive research and development efforts, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, advertisers and electronic commerce partners. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to better address the needs of advertisers and businesses engaged in electronic commerce. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share.

See the “Risk Factors” discussion in Item 7 of this Annual Report for a further discussion of certain risks related to competition.

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

We have been granted seven United States patents and have twelve patent applications pending with the United States Patent and Trademark Office for various aspects of our natural-language search, database search and Web-wide search technologies, which power our proprietary Web sites. We generally seek to apply for patents or for other appropriate statutory protection when we develop valuable new or improved technology. The status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, we cannot assure you that any patent application filed by us will result in a patent being issued, or that our patents, and any patents that may be issued in the future, will afford adequate protection against competitors with similar technology. We similarly face the risk that any patents issued to us might be infringed or designed around by others.

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

Ask Jeeves, Inc.

We have been issued registered trademarks in the U.S. covering certain goods or services associated with:

•	“Ask Jeeves”;

•	the “Ask!” button design;

•	“Ask.com”;

•	the “Jeeves” design, a stylized depiction of our butler logo;

•	“Teoma”;

•	“Teoma” design; and

•	“Search with Authority,” a phrase we use on the Teoma.com Web site.

In addition, the trademarks “Ask Jeeves” and the “Jeeves” design are registered in Australia, Canada, China, the European Community, France, Germany, Japan, Korea, Mexico, Norway, and Spain. We do not know whether we will be able to defend our proprietary rights since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries are uncertain and still evolving. Because we are devoting significant resources to building our brands, primarily “Ask Jeeves,” “Ask.com,” and “Teoma,” if we are unable to register the trade and service marks for which we have applied, or if we are unable to defend our intellectual property rights, our business may be seriously harmed.

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

To resolve some of the current legal uncertainty, we expect new laws and regulations to be adopted that will be directly applicable to our activities. Any existing or new legislation applicable to Ask Jeeves could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and could dampen the growth in use of the Internet in general. Several new federal laws have already been adopted that could have an impact on our business. The CAN-SPAM Act of 2003 is intended to regulate spam and create criminal penalties for unmarked sexually-oriented material and emails containing fraudulent headers. The USA Patriot Act is intended to give the government greater ability to conduct surveillance on the Internet by allowing it to intercept communications regarding terrorism and computer fraud and abuse. The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third-party Web sites that include materials that infringe copyrights or other rights of others. The Children’s Online Protection Act, the Children’s Online Privacy Protection Act, and the Prosecutorial Remedies

Ask Jeeves, Inc.

and Other Tools to End Exploitation of Children Today Act of 2003, are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Under the U.K. Data Protection Act and the European Union Data Protection Directive, a failure to ensure that personal information is accurate and secure or a transfer of personal information to a country without adequate privacy protections could result in criminal or civil penalties. Such legislation may impose significant additional costs on our business or subject us to additional liabilities. We post our privacy policy and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policy, Federal Trade Commission requirements or other domestic or international privacy-related laws and regulations could result in proceedings by governmental or regulatory bodies that could potentially harm our business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the European Union, as well as before the United States Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business through a decrease in user registrations and revenues. These decreases could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize our services.

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

Employees

Our future success is substantially dependent on the performance of our senior management and key technical personnel, and our continuing ability to attract and retain highly qualified technical and managerial personnel. As of December 31, 2003, we had 306 employees. No employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

See the “Risk Factors” discussion in Item 7 of this Annual Report for a further discussion of certain risks related to our employees.

Web Site Access to Our Periodic SEC Reports

Our primary Internet address is www.ask.com. Corporate information can be located by clicking on the “about” link in the lower left-hand corner. We make our periodic SEC Reports (Forms 10-Q and Forms 10-K) and current reports (Form 8-K) available free of charge through our Web site as soon as reasonably practicable after they are filed electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our Web

Ask Jeeves, Inc.

site, as allowed by SEC rules. These disclosures may include amendments to and waivers of our Code of Ethics, which appears as an exhibit to this Annual Report.

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

ITEM 2. PROPERTIES

Our corporate headquarters are currently located in a leased facility in Emeryville, California. We also lease facilities for sales, research and development and other support functions in various locations in the United States. We have also operations in the London, England and Dublin, Ireland.

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

On October 25, 2001, a putative class action lawsuit captioned Leonard Turroff, et al. vs Ask Jeeves, Inc., et al. was filed against us and two of our officers and directors (collectively the “Individual Defendants”) in the United States District Court for the Southern District of New York. Also named as defendants were Morgan Stanley & Co,, Inc., FleetBoston Robertson Stephens, Goldman Sachs & Co., U.S. Bancorp Piper Jaffray, and Dain Rauscher, Inc., the underwriters of our initial public offering. The complaint alleges violations of Section 11 of the Securities Act of 1933 against all defendants, and violations of Section 15 of the Securities Act against the Individual Defendants in connection with our initial public offering (“IPO”). An amended complaint was filed on December 6, 2001, which includes the same allegations in connection with our secondary offering in March 2000. The complaints seek unspecified damages on behalf of a purported class of purchasers of our common stock between June 30, 1999 and December 6, 2000. We believe the claims are without merit and intend to defend the actions vigorously. On June 24, 2003, a special committee of our board of directors approved the settlement of this action, subject to certain conditions including that a sufficient number of the defendants participate in the settlement, and on July 9, 2003, the Individual Defendants approved the settlement of this action. It is anticipated that the settlement will be submitted to the Court for approval in the near future.

In May 2, 2002, a stockholder derivative lawsuit was filed in the Superior Court of California, County of Alameda, titled Brenner v. Strauch et al. The lawsuit purported to be filed on behalf of our company, asserting claims against the officers and directors at the time of our IPO. Also named as

Ask Jeeves, Inc.

defendants were Morgan Stanley & Co., Inc., and FleetBoston Robertson Stephens, the underwriters of our IPO. The complaint alleged breach of fiduciary duty, negligence an unjust enrichment of the named officers and directors, for acquiescing and/or conspiring with the underwriter defendants in underpricing the IPO. On October 31, 2002, the Court dismissed the lawsuit, with prejudice. The plaintiffs appealed and the case was consolidated with similar derivative actions. On June 19, 2003, the plaintiffs stipulated to a dismissal of the appeal.

On January 27, 2004, a lawsuit was filed in the United States District Court for the Southern District of New York captioned American Blind and Wallpaper, Inc. v. Google, Inc., et al., in which Ask Jeeves, Inc., America Online, Inc., Netscape Communications Corporation, Compuserve Interactive Services, Inc., and Earthlink, Inc. were also named as defendants. On February 27, 2004, the Company was served with an Amended Complaint in the matter. The Complaint alleges trademark infringement, false representation, and dilution under the Lanham, Act and other claims arising from defendants’ alleged unlawful use of plaintiff’s trademarks. Plaintiff’s claims are based on the allegations that defendants sell keywords identical to plaintiff’s marks to various third parties and by manipulating search results, consumers are unwittingly diverted to competitors’ products and services. The plaintiff seeks injunctive relief and an unspecified amount of damages. The Company has tendered this suit to Google for indemnification pursuant to the terms of the Advertising Services Agreement, dated July 17, 2002, between Ask Jeeves and Google.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

Ask Jeeves, Inc.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Price Range of Common Stock

Our common stock has been quoted on the Nasdaq National Market under the symbol “ASKJ” since our initial public offering in July 1999. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the Nasdaq National Market:

	High	Low
2002
First Quarter	$3.91	$1.06
Second Quarter	$2.52	$0.95
Third Quarter	$1.37	$0.86
Fourth Quarter	$2.80	$0.92
2003
First Quarter	$7.48	$2.42
Second Quarter	$14.80	$6.83
Third Quarter	$22.75	$12.81
Fourth Quarter	$22.18	$15.91
2004
First Quarter (through February 25)	$24.88	$18.37

As of February 25, 2004, the number of holders of record of our common stock was 818. To date, we have not paid any dividends on our common stock and we do not currently intend to pay dividends in the foreseeable future.

In 2003, we did not sell any equity securities that were not registered under the Securities Act.

Ask Jeeves, Inc.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated selected financial data set forth below presents the consolidated financial results of Ask Jeeves, Inc. and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and the related notes, included in this annual report. The consolidated operating information set forth below for the periods in the three years ended December 31, 2003 and the consolidated balance sheet data as of December 31, 2003 and 2002, are derived from and qualified by reference to our audited consolidated financial statements included in this annual report. The consolidated operating information set forth below for the years ended December 31, 2000 and 1999, and the consolidated balance sheet data as of December 31, 2001, 2000, and 1999 are derived from and qualified by reference to our audited consolidated financial statements that are not included in this annual report. Our historical results are not necessarily indicative of results for any future period.

(in thousands, except share and	Year Ended December 31,
per share information)	2003	2002	2001	2000	1999

Consolidated Statements of Operations Data:
Revenues	$107,292	$65,048	$51,569	$71,799	$14,682
Income (loss) from continuing operations	24,785	(10,856)	(409,764)	(166,462)	(30,249)
Earnings per Share—Basic:
Income (loss) from continuing operations	$0.56	$(0.27)	$(11.06)	$(4.84)	$(1.51)
Earnings per Share—Diluted:
Income (loss) from continuing operations	$0.45	$(0.27)	$(11.06)	$(4.84)	$(1.51)

Revenues from related parties	$4,525	$6,189	$18,991	$12,308	$118

	December 31,
(in thousands)	2003	2002	2001	2000	1999

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$180,648	$33,440	$51,796	$87,836	$51,530
Restricted cash and marketable securities	$—	$11,000	$24,806	$17,130	$—
Total assets	$212,255	$72,176	$111,338	$537,867	$75,764
Long-term obligations	$115,000	$—	$573	$1,465	$2,351
Total liabilities	$139,047	$42,899	$64,124	$72,099	$34,313
Total stockholders’ equity	$73,208	$29,277	$47,214	$465,768	$41,451

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

Ask Jeeves offers advanced Internet search technology to the public through advertiser-supported sites on the World Wide Web (which is known as the Web). We seek to attract Web traffic by creating a distinctive search experience that users will find more intuitive and satisfying than other search alternatives. On our flagship Web sites, Ask.com in the U.S. and Ask.co.uk in the U.K., users submit

Ask Jeeves, Inc.

their search requests, and our algorithmic search technology, Teoma, delivers a list of Web pages likely to contain relevant and authoritative answers. The results page also displays advertiser-sponsored links known as paid listings to related products and services.

We operate four proprietary Web sites dedicated to search: Ask.com, Ask.co.uk, Teoma.com and AJKids.com. We also deliver, or syndicate, our search technology and advertising products to approximately 41 third-party Web sites as of December 31, 2003, including portals, infomediaries, and content and destination Web sites. We provide search results and/or advertising for those Web sites to display in response to their users’ search queries. We refer to these third-party Web sites as our syndication network.

Our focus is on increasing our Web traffic (i.e., of the number of search queries on our proprietary Web sites) by attracting more users and getting them to use our search services more frequently. We generate advertising revenue every time users click on the paid listings, or as a result of graphic advertising and other advertising products we deliver in response to their queries. In this way, we monetize a portion of our Web traffic. We also earn revenue by licensing our search technology to our Japanese joint venture and to some of the sites in our syndication network.

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

Revenue-Continuing Operations

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. If we have doubt about the collectibility of

Ask Jeeves, Inc.

revenue at the time it is earned, such revenue is deferred until cash has been received. Revenues are generated from four general sources:

•	sales of premier listings and other paid placement products;

•	sales of branded advertising products;

•	sales of paid inclusion products; and

•	licensing of our search technologies.

Our premier listings and other paid placement products are textual, or Web links, that are designed to connect users interested in a particular product or service with an advertiser offering that product or service at the exact moment users need the information, much like a Yellow Pages listing. With these products, advertisers pay only for performance, so these revenues are generated when a user clicks on the link to the advertiser’s Web site on a cost per click, or “CPC,” basis. We recognize CPC revenue on a revenue-sharing basis if the paid placement was procured from our third-party provider.

Our branded advertising ranges from highly targeted graphic units, which we offer as our Branded Response product, to traditional advertising units such as banners, towers and interstitials, which appear primarily on our syndicated sites. Branded advertising is generally sold on a cost per impression, or “CPM,” basis with the revenue derived from such arrangements recognized during the period that the service is provided, provided that no significant obligations remain outstanding from us to the advertiser at the end of the period. Our obligations typically include a guaranteed minimum number of “impressions” or times that an advertisement appears in pages viewed by users of our online properties. To the extent the minimum guaranteed impressions are not delivered, we defer recognition of the corresponding revenue until the remaining guaranteed impression levels are achieved.

Our paid inclusion products provide an opportunity for Web sites to ensure that they are included in our search index. We recognize paid inclusion revenue in two ways. First, on a “per URL” basis, in which the revenues are collected in advance and recognized over the appropriate service period, which is typically one year; and second on a CPC basis, in which the revenue is recognized when the click is delivered.

License payments received from our Japanese joint venture were initially recorded as deferred revenue and are recognized as revenues on a straight-line basis over a four-year period. The license revenue will terminate after the second quarter of 2004.

Our syndication services include the sale of advertising and paid placement products, and the licensing of our search technology to third-party Web sites. Syndication license fees primarily arise from revenue-sharing arrangements, fixed fee arrangements or fee-per-use arrangements, and revenues are recognized as the service is delivered. We allocate our syndication revenues among our four revenue categories, paid placement, branded advertising, paid inclusion, and license fees, as applicable, when reporting our results. Revenues from revenue-sharing arrangements are recorded gross, including amounts paid to syndication partners, in accordance with Emerging Issues Task Force Issue No. 99-19, because we act as the primary obligor in the arrangement, perform a significant portion of the service, have latitude in establishing pricing and bear credit risk.

Allowances for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are

Ask Jeeves, Inc.

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

We also record a provision for revenue adjustments in the same period as the related revenues are recorded. These estimates are based on historical analysis of credit memo data and other factors. If the historical data we use to calculate these estimates does not properly reflect future uncollectible revenue, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be impacted.

Legal Contingencies

We are currently involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. See Note 14 of Notes to Condensed Consolidated Financial Statements for a description of our material legal proceedings.

Income Taxes

We use significant judgment in determining our consolidated income tax provision. Uncertainties may arise with respect to the tax treatment of certain transactions, transfer pricing arrangements among related entities, and segregation of foreign and domestic income and expense. Although we believe our estimates are reasonable, we cannot be certain that the final tax outcome of these matters will not be different than that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision in the period in which such determination is made.

Due to uncertainty surrounding when or if we will realize the benefits of our deferred tax assets (primarily from our net operating loss carryforwards), we have recorded a 100% valuation allowance on such amounts. Any decrease in the valuation allowance could materially reduce our income tax provision in the period in which such determination is made.

We provide for United States income taxes on the earnings of our foreign subsidiaries unless they are considered indefinitely invested outside the United States. At December 31, 2003, the cumulative earnings upon which United States income taxes have not been provided are approximately $17.3 million. The income tax that would arise if these items were repatriated is approximately $6.9 million, some or all of which may be reduced by NOLs or foreign tax credits.

Ask Jeeves, Inc.

Results of Operations

On May 28, 2003, we entered into an agreement to sell certain assets used in our Jeeves Solutions division to Kanisa Inc. (“Kanisa”). The sale of these assets closed on July 1, 2003, at which time we ceased offering Jeeves Solutions products and services to corporate customers. Accordingly, the results of operations presented below are on a continuing operations basis, and the results of the Jeeves solutions division are discussed in the section entitled “Discontinued Operations.”

Revenues

	Year Ended
(dollars in thousands)	2003	Change	2002	Change	2001

	$107,292	64.9%	$65,048	26.1%	$51,569

Total revenues for 2003 grew 64.9% as compared with 2002. Generally, revenues were favorably affected by increased usage of our Web sites, which we refer to as our Web traffic, which increased in both the U.S. and U.K. In particular, queries on our proprietary sites exhibited strong growth, increasing 35% over 2002. Contributing to the growth in queries, average user site visit frequency per month on Ask.com increased throughout the year, to 3.2 in the fourth quarter of 2003 as compared with 2.7 in the same period of 2002.

We believe the increase in frequency and growth in queries are a reflection of our focus during 2003 on improving our search technology and creating a differentiated site experience. During 2003, we continued to invest in Teoma, our search technology, increasing the size of the index that is used to search for results from 250 million sites to 1.5 billion sites. We also made enhancements to the site, including the introduction of what we call Smart Search features. Smart Search includes such features as weather, stock and products. We believe that Smart Search helps users find information more quickly and intuitively by delivering results directly, rather than requiring the user to click on a separate tab or link to get them. We believe that these investments in site and technology combine to establish our sites as a differentiated alternative for searching the web.

Our revenues are related to our Internet search services and to our syndication of Web search services to third party Web sites. Our revenues consist of four main categories: (1) sales of paid placement products; (2) sales of branded advertising products; (3) paid inclusion products; and (4) licensing.

Ask Jeeves, Inc.

Syndication revenues are included within each of the above categories, as applicable. The table below presents revenues for each category, split between the U.S. and Europe.

	Year Ended
(dollars in thousands)	2003	Change	2002	Change	2001

Paid Placement:
U.S.	$52,273	121.8%	$23,570	139.1%	$9,858
Europe	24,791	171.1%	9,144	—	—

Total Paid Placement	77,064	135.6%	32,714	231.9%	9,858

Branded Advertising:
U.S.	15,633	(12.5%)	17,875	(19.8%)	22,296
Europe	7,732	5.2%	7,349	—	—

Total Branded Advertising	23,365	(7.4%)	25,224	13.1%	22,296

Paid Inclusion:
U.S.	2,113	156.1%	825	—	—
Europe	225	—	—	—	—

Total Paid Inclusion	2,338	183.4%	825	—	—

Licensing:
U.S.	—	(100.0%)	141	(96.1%)	3,598
Europe	—	(100.0%)	1,597	(85.8%)	11,275
Japan	4,525	(0.5%)	4,547	0.1%	4,542

Total Licensing	4,525	(28.0%)	6,285	(67.6%)	19,415

Total Revenues	$107,292	64.9%	$65,048	26.1%	$51,569

Total:
U.S.	$70,019	65.1%	$42,411	18.6%	$35,752
Europe	32,748	81.0%	18,090	60.4%	11,275
Japan	4,525	(0.5%)	4,547	0.1%	4,542

Total Revenues	$107,292	64.9%	$65,048	26.1%	$51,569

Paid placement revenues increased in 2003 significantly from those in 2002 primarily due to overall increases in traffic to our Web sites, and increases in advertisers entering the paid placement marketplace. Additionally, in 2003 as compared with 2002, we benefited from improved revenue sharing terms from our principal paid placement provider.

Total branded advertising revenues decreased in 2003 from those in 2002. A slight increase in U.K. branded advertising revenue was offset by a decline in U.S. branded advertising revenue. U.S. revenue decreased in 2003 as we removed interstitial advertising and all banner advertising on Ask.com during the fourth quarter of 2002, as part of our efforts to improve the user experience. However our Branded Response product continued to experience strong growth both in volume and pricing, with Branded Response revenues increasing 77.5% in 2003 as compared with 2002.

We earn license revenue from a technology license with our Japanese joint venture. The revenue is recognized ratably over the estimated service period applicable to this arrangement. The license revenue will terminate after the second quarter of 2004.

Our paid inclusion product continued its steady growth trend, matching the overall growth of the Company, and contributed approximately two percent of our revenues.

Throughout 2002, we began making investments in technology, products and in our Web sites, with the overall goals of improving relevance of our search answers and user satisfaction. We believe that these investments resulted in the significant growth in revenues in the U.S. and, combined with our

Ask Jeeves, Inc.

acquisition of full ownership over our former joint venture in the U.K., to produce overall revenue growth as compared with 2001.

Paid placement revenues increased in 2002 from those in 2001 as we had improvement in both unit volumes and unit pricing. Additionally, we benefited from improved revenue sharing terms from one of our paid placement partners. Total advertising revenues grew for 2002 from those in 2001 due to the acquisition of our U.K. joint venture. U.S. revenue decreased slightly in 2002 as the market demand for traditional online advertising products remained soft. Our paid inclusion product, which was launched in the first quarter of 2002, contributed approximately one percent of our revenues. This product showed strong growth on a percentage basis every quarter during the year, from a small base.

For 2004, we intend to seek revenue growth by increasing traffic to our Web sites, and by increasing the price we charge for our products and services. We intend to seek increased Web traffic by improving the relevance of our search results and, thereby, increasing user satisfaction. During 2003, we made improvements to the site to make it cleaner, faster and easier to use. Further, we plan to increase our marketing efforts to users, which we initiated during 2003. We expect to add more features during 2004, which we believe will improve the site experience. We believe that these steps, combined with improvements to the user experience, will lead to growth in traffic of our Web sites.

Gross Margin

	Year Ended
(dollars in thousands)	2003	Change	2002	Change	2001

Gross Profit	$85,375	86.6%	$45,746	47.5%	$31,023
Gross Margin	79.6%		70.3%		60.2%

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

Gross margin increased in 2003 due to the increase in revenue, which grew faster than costs. On a dollar basis, cost of revenues increased $2.6 million to $21.9 million in 2003 as compared with 2002, reflecting increased traffic acquisition costs associated with the higher levels of traffic, partially offset by decreases in compensation-related costs and facilities charges relating to our restructuring activities.

For 2002 as compared with 2001, gross margin increased due to both an increase in revenues and a decrease in cost of revenues. Cost of revenues decreased $1.2 million to $19.3 million in 2002 as compared with 2001, reflecting decreased compensation-related costs and facilities charges relating to our restructuring activities partially offset by increased traffic acquisition costs associated with the higher levels of traffic.

Ask Jeeves, Inc.

Operating Expenses

	Year Ended
(dollars in thousands)	2003	Change	2002	Change	2001

Product development	$14,768	11.0%	$13,301	(9.2%)	$14,655
Percentage of total revenues	13.8%		20.4%		28.4%
Sales and marketing	$31,902	22.8%	$25,973	(12.9%)	$29,812
Percentage of total revenues	29.7%		39.9%		57.8%
General and administrative	$19,025	25.5%	$15,163	(13.6%)	$17,554
Percentage of total revenues	17.7%		23.3%		34.0%
Amortization of goodwill and other intangible assets	$—	—	$—	(100.0%)	$22,823
Percentage of total revenues	—		—		44.3%

Product Development Expenses

Product development expenses consist primarily of salaries and related personnel costs, consultant fees and expenses related to the design, development, testing and enhancement of our technology and services. To date, all software development costs have been expensed as incurred.

Product development expenses increased on a dollar basis in 2003 as compared with 2002 due to compensation-related expenses increases as we grew our research and development team in order to expand our Teoma technology and add new features on our Web sites. Higher compensation-related expenses were partially offset by a reduction in the use of consultants for product development activities.

Decreased compensation-related costs and the use of consultants comprise the majority of the dollar decrease in 2002 over 2001, and resulted from our focus on key, strategic areas of product development to support our business plan and a reduction in the number of product development initiatives that were not essential to delivering future financial results.

We focused on the following strategic areas for 2003:

•	Grow and Optimize Revenue

o	Improving the perceived relevance of revenue products

o	Enhancing operational efficiency via technology improvements

•	Deliver Smarter Results

o	Enhancing navigation and usability features

o	Growing portfolio of Smart Answer functionality

o	Driving site performance improvements

o	Expanding index to deliver improved coverage

o	Introducing industry leading index update cycles

o	Expanding algorithmic search capabilities

o	Improving query understanding through application of national language processing technologies

During 2004, we expect to continue to invest in product development. We plan to make product enhancements such as additional Smart Search features and other changes to the site that we believe will yield higher traffic volumes over time. As a result, we expect product development costs to increase on a dollar basis in 2004 compared to 2003.

Ask Jeeves, Inc.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of advertising, promotional and public relations expenditures, as well as salaries, commissions and related personnel expenses of our sales force.

On a dollar basis, sales and marketing spending increased for 2003 compared to 2002. In 2003 we launched several marketing campaigns including print ads, radio spots, and online and out of home advertising. These marketing campaigns were focused on promoting both branding and traffic generation. Further, as revenue grew in 2003 compared to 2002, we saw an increase in sales commissions and other incentive compensation.

The decrease in sales and marketing expenses in 2002 compared with 2001 reflects cost-cutting measures in variable spending areas including advertising, promotional programs and public relations, which was partially offset in 2002 by slightly higher sales commissions reflecting the increased revenues.

We anticipate increasing our investment in sales and marketing for 2004 as we continue to drive users to our site and promote our brand.

General and Administrative Expenses

General and administrative expenses consist of costs for general corporate functions, as well as depreciation and other facilities charges. Also included is the provision for doubtful accounts, various accounting, investor relations and legal costs associated with operating our business, and administrative function salaries.

On a dollar basis, general and administrative expenses increased in 2003 compared to 2002 due to several factors. First, we increased the use of consultants in 2003 particularly in the area of personnel development. Also, general and administrative salaries and incentive compensation increased as we expanded headcount to manage the growing business and rewarded employees for the company’s performance.

Relative to 2001, expenses were lower in 2002 primarily due to decreased salary and incentive compensation charges, decreased use of outside consultants and decreased charges for doubtful accounts receivable, partially offset by increased costs for insurance and legal expenses.

In 2004 we anticipate general and administrative expenses to continue to decrease as a percentage of revenue, but increase on a dollar basis.

Amortization of Goodwill and Other Intangible Assets

We recorded no amortization of goodwill and other intangible assets in operating expense for the year ended December 31, 2003 or 2002. During 2001, we recorded an impairment loss of $355.2 million on goodwill and other intangible assets relating to certain of our acquisitions. This impairment loss reduced our recorded basis in goodwill and other intangible assets and had the effect of reducing amortization expense during 2001 and eliminating the expense in 2003 and 2002.

	Year Ended
(dollars in thousands)	2003	Change	2002	Change	2001

Impairment of long-lived assets	$702	(72.9%)	$2,592	(99.3%)	$355,183
Restructuring costs	$—	(100.0%)	$1,653	(90.5%)	$17,337

Ask Jeeves, Inc.

Impairment of Long-lived Assets

During 2003 and 2002, we wrote off computer equipment, software, and furniture and fixtures that we disposed of or were no longer in use, resulting in charges of $702,000 and $2.2 million, respectively. Additionally, during 2002, we recorded impairment charges totaling $252,000 primarily related to acquired intangible assets of the discontinued E-tours product.

During the first quarter of 2001, we identified indicators of possible impairment of our long-lived assets, consisting principally of acquired intangible assets and goodwill. We measured the impairment loss related to long-lived assets based on the amount by which the carrying amount of such assets exceeded its fair value. The analysis indicated that our long-lived assets were impaired by an amount totaling $339.2 million. Accordingly, we recorded an impairment write-down, allocated to goodwill, of this amount.

Restructuring Costs

During 2002, we implemented restructuring actions to better align our cost structure with our current and anticipated levels of business activities. Those actions resulted in restructuring charges related to workforce reductions. There were no similar charges during 2003.

During the year ended December 31, 2001, we reported charges of approximately $17.3 million, which included approximately $13.8 million related to facility consolidations in California, as a result of unsuccessful attempts to sublease in a rapidly deteriorating market which led to our decision to terminate a significant lease obligation for a termination fee. In addition, the charge included additional severance pay and medical and other benefits, costs relating to termination of marketing agreements, and an asset write-off related to the termination of the Evergreen subsidiary.

	Year Ended
(dollars in thousands)	2003	Change	2002	Change	2001

Gain on acquisition and dissolution of joint ventures	$6,356	552.6%	$974	(92.7%)	$13,356
Interest and other income, net	$1,342	21.3%	$1,106	(65.7%)	$3,221

Gain on Acquisition and Dissolution of Joint Ventures

During 2003, we recognized a gain of $6.1 million representing the fair value of net assets we recorded in excess of the consideration paid upon the acquisition of the remaining outstanding equity interests in our joint venture, Ask Jeeves U.K. This amount had been deferred due to a contingent payment obligation in our agreement with our former partners. Further, we recognized a gain of $232,000 relating to the final dissolution of the accounts of Ask Jeeves en Espanol (our Spanish language joint venture with Univision Communications, Inc.), following the wind-up of operations.

During 2002, we recognized a gain of $974,000 representing the remaining balance of deferred license fees paid to us by Ask Jeeves U.K., for a licensing arrangement that was terminated when we acquired the entity. The gain was recognized as other income.

In October 2001, we dissolved Ask Jeeves en Espanol. In connection with the dissolution, we received cash of approximately $7.5 million and reacquired the rights and licenses originally assigned to the venture. We recorded a gain of $13.4 million in the fourth quarter of 2001, representing the remaining balance of deferred revenue paid to us by the venture as well as the value of cash received by us.

Ask Jeeves, Inc.

Interest and Other Income, Net

Interest income relates primarily to interest earned on fixed income securities and correlates with the average balance of those investments and prevailing interest rates. Interest expense arises primarily from interest accruing on outstanding borrowings under our line of credit and under our capital lease.

Interest income was $1.3 million for the year ended December 31, 2003, $1.5 million for the year ended December 31, 2002 and $4.2 million for the year ended December 31, 2001. The decrease in interest income in 2003 over 2002 is due to the amortization of our capitalized issuance costs related to the convertible subordinated notes we sold in 2003, which are netted against interest income. Amortization of these costs totaled $407,000 for 2003. Without including this amortization, interest income in 2003 increased $188,000 from 2002 as our average balance of funds held in interest-earning investments increased. Net proceeds from the sale of the convertible subordinated notes are being held in marketable securities. The decrease in interest income in 2002 over 2001 relates to decreases in both average balances and prevailing interest rates during the year.

Interest expense was $165,000 for the year ended December 31, 2003, $478,000 for the year ended December 31, 2002, and $630,000 for the year ended December 31, 2001. During 2003 we repaid the outstanding borrowings under our line of credit, and paid off the remaining obligation under our capital lease. As a result, interest expense decreased. The decrease from 2001 to 2002 relates to a decrease in amounts outstanding under our capital leases.

During 2003 we recognized $300,000 in other income relating to professional services provided to our Japanese joint venture.

Loss from Discontinued Operations

On July 1, 2003, we completed the sale of certain assets used in our Jeeves Solutions business to Kanisa, Inc. pursuant to an Asset Purchase Agreement dated May 28, 2003, by and between us and Kanisa. Accordingly, the results of operations relating to this division have been reclassified in our Statements of Operations as a discontinued operation.

During 2003, we recorded a gain of $2.5 million representing the excess of the purchase consideration received at closing over the book value of the assets sold, as well as the remaining amount of deferred license fees applicable to Jeeves Solutions. In exchange for the sale of such assets, we received $3.4 million in cash at the closing and a promissory note for up to $750,000 which is payable, subject to certain set-off provisions, one year from the date of closing. The amount payable under the note is currently expected to be approximately $731,000, and is subject to certain upward or downward adjustments, but in no event shall the amount payable under the note exceed $750,000. The proceeds, if any, from the promissory note will be recorded as additional gain on the transaction upon receipt.

Total revenues related to the discontinued operations were $4.2 million, $9.1 million and $15.0 million for the years ended December 31, 2003, 2002, and 2001, respectively. The assets and liabilities of Jeeves Solutions as of December 31, 2002 have been classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets and the results of operations have been reclassified as loss from discontinued operations in the Consolidated Statement of Operations for all dates and periods presented.

We recorded a loss on discontinued operations of $1.2 million during 2003. Operating expenses decreased $11.6 million from 2002, primarily from our cost cutting efforts. Further, revenues in 2003 were $4.2 million compared to $9.1 million in 2002. As a result of the sale of the division on July 1,

Ask Jeeves, Inc.

2003, we only recorded six months of revenue compared to the twelve months of revenue we recorded in 2002.

During 2002, we recorded a loss on discontinued operations of $10.4 million, as compared with a loss in 2001 of $15.5 million. The decrease in loss results from our cost cutting efforts as we worked to align the spending levels for the division with expected operational needs. The decrease in spending was partially offset by a decrease in revenue, as noted above.

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

As Internet advertising continues the transition from an emerging to a more developed market, seasonal and cyclical patterns may develop in our industry that may also affect our revenues. Similar to traditional media, this may result in our advertising sales being lower during the summer vacation period. Additionally, the seasonality of traffic on our proprietary sites corresponds with overall Internet usage. This may result in lower usage during holidays and the summer vacation period, as less people use the Internet. Seasonality in the retail industry and in Internet service usage is likely to cause quarterly fluctuations in our results of operations and could harm our business.

Ask Jeeves, Inc.

Liquidity and Capital Resources

	December 31, or
	for the year ended
	December 31,
(dollars in thousands)	2003	2002

Unrestricted cash, cash equivalents and marketable securities	$180,648	$33,440
Restricted cash, cash equivalents and marketable securities	$—	$11,000
Total cash, cash equivalents and marketable securities	$180,648	$44,440
Percentage of total assets	85.1%	61.6%
Current ratio*	10.7	2.20
Days sales outstanding	41	43
Cash provided by (used in) operating activities	$28,282	$(38,924)
Cash provided by (used in) investing activities	$(135,050)	$32,287
Cash provided by financing activities	$113,509	$533

*	Calculated excluding deferred revenue and deferred gain

As of December 31, 2003, we had $180.6 million in cash and cash equivalents, and marketable securities, an increase of $136.2 million compared to the fiscal 2002 year end. Of this amount, $36.7 million was categorized as cash and cash equivalents at December 31, 2003. We consider all cash and highly liquid investments with an original maturity of less than three months at the date of purchase to be cash equivalents. Our primary source of cash is receipts from revenue. In 2003, we also generated $111.7 million from the issuance of convertible subordinated notes. Another source of cash is proceeds from the exercise of employee stock options. The primary uses of cash are payroll (salaries, bonuses and benefits), general operating expenses (marketing and facilities) and capital expenditures.

Net cash provided by operating activities of $28.3 million for the year ended 2003 resulted primarily from income from continuing operations of $24.8 million adjusted for non-cash items including gain from sale of discontinued operations and loss from discontinued operations of $2.5 million and $1.2 million, respectively, depreciation and amortization of $7.1 million, the recognition of a previously deferred gain from our acquisition of the remaining equity interests of Ask Jeeves U.K. in 2002 of $6.1 million and changes in working capital.

Net cash used in investing activities of $135.1 million resulted primarily from the net purchase of marketable securities of $138.1 million as well as capital expenditures of $7.9 million. Partially offsetting these investments was proceeds from the redemption of restricted marketable securities of $11.0 million.

Net cash provided by financing activities of $113.5 million resulted from our issuance of convertible subordinated notes of $111.7 million as well as our issuance of common stock of $13.3 million, primarily from the exercise of stock options. Partially offsetting these inflows was our repayment of $11.0 million of borrowings under our line of credit.

We have a revolving line of credit with a bank in the amount of $15.0 million. The line of credit expires on July 1, 2005. Borrowings under the line of credit bear interest at LIBOR plus 0.4%. All borrowings and letters of credit are collateralized by an equal amount of our marketable securities. The line of credit agreement contains various covenants. As of December 31, 2003, no borrowings were outstanding. Standby letters of credit of approximately $104,000 were issued and outstanding under the line of credit, which are being maintained as security for performance under lease obligations. Should we choose not to renew the line of credit, we do not believe our business would be harmed.

In June 2003, we issued $115.0 million aggregate principal amount of zero coupon convertible subordinated notes, due June 1, 2008. The notes were sold at face value and our net proceeds were

Ask Jeeves, Inc.

$111.7 million, net of costs of issuance of $3.3 million. We issued the notes for general corporate purposes, including potential future acquisitions. The notes are convertible by the holders into shares of our common stock at any time at an initial conversion price of $16.90 per share subject to certain adjustments. This is equivalent to a conversion rate of approximately 59.1716 shares per $1,000 principal amount of notes. Upon conversion, we have the right, subject to certain conditions, to deliver cash (or a combination of cash and shares) in lieu of shares of its common stock. The notes are subordinated in right of payment to all existing and future senior indebtedness, as defined in the indenture. The holders of the notes may require us to repurchase all or a portion of the notes, subject to specified exceptions, upon the occurrence of a change in control. We may choose to pay the repurchase price in cash, shares of its common stock, shares of the surviving corporation or a combination thereof. We may not redeem the notes prior to the maturity date.

Our existing cash and marketable securities balances may decline during 2004 in the event of a weakening in our business or changes in our planned cash outlays. However, based upon our current business plan and revenue prospects, we anticipate that our existing cash and marketable securities will be sufficient to fund our anticipated needs for working capital and capital expenditures for at least the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks detailed in the section “Risk Factors”. Additionally, cash and marketable securities balances may be used to fund strategic acquisitions of other companies, products or technologies that are complimentary to our business.

On an ongoing basis, we will need to generate sufficient cash flow from operations to meet our anticipated needs for working capital and capital expenditures, and repayment of our convertible notes if not converted into stock, or we will need to raise additional capital. However, if we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, these failures could seriously harm our business. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced.

Off Balance Sheet Arrangements

As of December 31, 2003, our only unconsolidated subsidiary is Ask Jeeves Japan, which generally provides Ask Jeeves’ services within a defined geographic region. We do not have majority voting rights or majority residual interests in the assets or income of any off balance sheet entities, including Ask Jeeves Japan. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities. Accordingly, we are not materially exposed to any market, credit, liquidity or financing risk that could arise from engaging in such relationships.

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Ask Jeeves, Inc.

Contractual Obligations, Contingent Liabilities and Commitments

The following table summarizes our contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

		Less than
(in thousands)	Total	1 year	1-3 years	4-5 years	Thereafter

Convertible subordinated notes*	$115,000	$—	$—	$115,000	$—
Non-cancelable operating leases	8,752	3,924	2,371	1,518	939

Total	$123,752	$3,924	$2,371	$116,518	$939

*	The notes are convertible at any time prior to maturity into shares of our common stock at a conversion price of $16.90 per share, subject to certain adjustments. In the event of such conversion, we will have the right to deliver cash (or a combination of cash and shares of common stock) in lieu of shares of our common stock.

Amounts above include sublease rental income. We have no material commitments or obligations other than those under leases and our line of credit.

Recent Accounting Pronouncements

In January 2003 the Financial Accounting Standards Board issued FASB Interpretation 46, “Consolidation of Variable Interest Entities.” The interpretation defines variable interest entities as those in which equity investment at risk is not sufficient to permit the entity to finance its activities with out additional subordinated financial support from other parties, or entities in which equity investors lack certain essential characteristics of a controlling financial interest. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity. The primary beneficiary is required to consolidate the financial position and results of operations of the variable interest entity. In December 2003, the Financial Accounting Standards Board, issued revisions to FASB Interpretation 46, resulting in multiple effective dates based on the characteristics as well as the creation dates of the variable interest entities, however with no effective date later than our first quarter of 2004. We do not believe that the adoption of FASB Interpretation 46 will have a material effect on our consolidated financial statements.

In December 2004, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 104 “Revenue Recognition” (SAB 104), which updates and summarizes the Commissions views on the application of generally accepted accounting principles to revenue recognition in financial statements. We believe that our revenue recognition policies conform to the requirements of SAB 104.

Ask Jeeves, Inc.

RISK FACTORS

Included below are risk factors that may affect our future operating results.

Risks Related to our Company

We have a history of net losses and might not remain profitable.

Although we first became profitable in the fourth quarter of 2002, and were profitable during 2003, as of December 31, 2003 we had an accumulated deficit of $670.7 million. We cannot assure that we will remain profitable or cash flow positive. Moreover, we might not be able to increase our operating profitability on a quarterly or annual basis. To increase profits, we will need to generate revenue growth from our advertising sales while continuing to control our expenses. During the period 2000-2002, we took steps to control costs, including business realignment and a reduction in our workforce. These measures reduced our operating costs in earlier periods but might yet result in long-term problems, such as delayed product development or reduced morale, which could be expensive and difficult to remedy. Moreover, we might be unable to reduce operating costs any further and we face the risk that our costs might increase substantially in the future. Indeed, we believe it is critical that we continue to expend financial and management resources to develop our brand loyalty through marketing and promotion, to enhance our search technologies and to expand our other services. If we fail to attract Web traffic or control costs, our annual net losses could resume, in which case we would eventually need to obtain additional financing or cease operations.

We derive a significant percentage of our revenue from our paid placement arrangement with Google, Inc.

In July 2002, we entered into an agreement with Google, Inc., to participate in its sponsored links program, and our participation began in September 2002. Under this agreement, Google sells paid placements to tens of thousands of advertisers and we display their paid placements on our U.S. Web properties. We also syndicate Google’s paid placements, together with our search results, to third-party Web sites in our syndication network. In exchange for making our Web traffic available to Google’s advertisers, we share in the revenue generated from those advertisers. In the second quarter of 2003, the Ask Jeeves UK Partnership, our U.K. subsidiary, entered into an agreement with a Google subsidiary to display Google’s paid placements on our U.K. Web site, replacing a previous paid placement provider. For the year ended December 31, 2003, our combined paid listings revenues from Google comprised 55% of our revenues from continuing operations, and 65% of revenues from continuing operations for the fourth quarter of 2003. Our U.S. agreement with Google is scheduled to terminate in September 2005 (but allows for termination for convenience by either party during September or October of 2004), and our U.K. agreement with Google is scheduled to terminate in May 2005.

If our contracts with Google are not renewed, or if Google fails to perform under these contracts or if they are terminated for any other reason, we would need to find another suitable paid placement provider or otherwise replace the lost revenues. Although alternate paid placement providers (such as Yahoo! Inc. and Espotting Media/FindWhat.com) are currently available in the market, the paid placement market is consolidating, (for example, Espotting Media is merging with FindWhat.com), and we face the risk that we might be unable to negotiate equally advantageous terms with such providers. Further, if Google’s performance under these contracts unexpectedly deteriorates or our ability to generate traffic for paid placements decreases, our results of operations could be harmed.

Web-based business models are still evolving.

Our advertising revenue will depend on our ability to achieve, measure and demonstrate to advertisers the breadth of Web traffic using our search service and the value of our targeted advertising. Currently,

Ask Jeeves, Inc.

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

Both the U.S. and Europe DoubleClick, Inc. agreements will expire on February 27, 2007.

If we cannot maintain the popularity of our search engine among Internet users, our business will fail.

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

If high quality, third-party data ceases to be available, or directly accessible, on the Web, our business might fail.

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

Ask Jeeves, Inc.

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

Some of our existing competitors (as well as potential new competitors), have longer operating histories, greater name recognition, larger customer bases and significantly greater financial resources than we do. Moreover, vertical integration appears to be increasing in the Internet search and advertising industry. For example, in 2003, Yahoo! acquired Inktomi and other search technology providers, and Overture Inc., a provider of search services, paid placements and related advertising. Vertically integrated search providers, like Yahoo! Inc. and Google, Inc., might have greater resources and functionality, and might be able to inhibit our access to advertisers or end users.

We face the risk that operating system companies, ISPs or broadband providers may block or inhibit our ability to connect with our end users. If our competitors successfully divert search users away from our Web sites, we might lose market share.

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

Ask Jeeves, Inc.

Our past acquisitions and any future acquisitions may disrupt our business, dilute stockholder value, divert management attention or be difficult to integrate.

We have acquired a number of companies and technologies since our initial public offering, including Teoma Technologies, Inc. in September 2001 and full ownership of Ask Jeeves UK Partnership in February 2002. We may in the future seek to acquire or invest in additional businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. In addition, we may spend significant management time and costs in dealing with acquisitions that do not come to fruition. However, in doing so, we may encounter problems with the assimilation of acquired businesses, products or technologies including:

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

The Company operates a separate Web site, located in Dublin, Ireland, that provides Internet search services to its customers in the United Kingdom, Ireland and elsewhere in Europe. In addition, we hold

Ask Jeeves, Inc.

a 47% interest in Ask Jeeves Japan, a joint venture selling our Answers software product, as well as seeking to launch a Japanese language search site with Japan-specific content. As part of our corporate restructuring in 2001, we terminated our participation in projects seeking to launch versions of our search sites for Spanish speaking and Australian users. Any further expansion into international markets would require substantial management attention and financial resources. Establishing foreign operations is a significant investment that might not produce desired returns.

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

Our Internet search services are designed to link users directly to a page within a third-party Web site that contains a response to a user’s query. These direct links might expose us to legal actions seeking to hold us liable for the content of those third-party Web sites. These actions might claim, for example, that we should be liable for copyright or trademark infringement or other unauthorized actions by the third-party Web site. Other claims may be based on errors or false or misleading information provided through our Web sites, including information deemed to constitute professional advice including legal, medical, financial or investment advice. Other claims may be based on our links to sexually explicit Web sites and our provision of sexually explicit advertisements when this content is displayed. We do not believe that any such claim would have legal merit, but defending against such a legal action could be expensive and distract management. Implementing measures to reduce our exposure to such claims may require us to spend substantial resources and limit the attractiveness of our service to users.

Ask Jeeves, Inc.

Risks Related to Operating in our Industry

The operating performance of computer systems and Web servers is critical to our business and reputation.

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

Ask Jeeves, Inc.

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

Ask Jeeves, Inc.

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

Ask Jeeves, Inc.

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

Ask Jeeves, Inc.

Risks Related to Accounting Matters

If requirements relating to accounting treatment for employee stock options are changed, we might decide to change our compensation practices, which might increase our cash compensation expense.

We currently account for the issuance of stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” If proposals currently under consideration by standards-setting authorities are adopted, we may be required to treat the value of the stock options granted to employees as compensation expense. Such a change would likely have a negative effect on our earnings. In response to a requirement to expense the value of stock options, we might decide to decrease the number of employee stock options granted to our employees. Such a reduction could affect our ability to retain existing employees and attract qualified candidates, and increase the cash compensation we would have to pay to them. An increase in employee wages and salaries would decrease our cash available for marketing, product development and other uses.

If accounting interpretations relating to revenue recognition change, our reported revenues could decline or we could be forced to make changes in our business practices.

Over the last several years, the accounting profession has issued several standards and interpretations relating to revenue recognition. For example, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 104, “Revenue Recognition”, or SAB 104, which explains how the SEC staff believes existing revenue recognition rules should be applied. We believe that our revenue recognition policies are currently in compliance with EITF 00-21 and SAB 104.

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

Ask Jeeves, Inc.

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

Ask Jeeves, Inc.

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

Ask Jeeves, Inc.

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

The notes are unsecured and subordinated in right of payment in full to all of our existing and future senior debt. Because the notes are subordinated to our senior debt, in the event of (1) our liquidation or insolvency, (2) a payment default on our designated senior debt, (3) a covenant default on our designated senior debt (as defined in “Description of Notes— Subordination of Notes” in the resale prospectus), or (4) acceleration of the notes due to an event of default, we will make payments on the notes only after our senior debt has been paid in full. After paying our senior debt in full, we might not have sufficient assets remaining to pay any or all amounts due on the notes.

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

Ask Jeeves, Inc.

subordinate to any security interests in the assets of such subsidiary and any debt of such subsidiary senior to that held by us.

As of December 31, 2003, (i) we had $8.8 million of senior debt outstanding consisting primarily of operating leases, and (ii) our subsidiaries had no outstanding indebtedness and approximately $5.8 million of other liabilities, including trade payables, but excluding intercompany liabilities, to which the notes are effectively subordinated. Neither we nor our subsidiaries are prohibited or limited from incurring debt or acting as guarantors of debt for others in whom we or our subsidiaries may have an interest under the indenture. Our ability to pay our obligations on the notes could be adversely affected by our or our subsidiaries’ incurrence of additional indebtedness or other liabilities. We and our subsidiaries may from time to time incur additional indebtedness and other liabilities, including senior debt. See “Description of Notes— Subordination of Notes” in the resale prospectus.

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

Holders of the notes have the right to require us to redeem the notes upon the occurrence of a change in control prior to maturity as described under the heading “Description of Notes— Purchase of Notes at Your Option Upon a Change in Control” in the resale prospectus. We might not have sufficient funds to make the required repurchase in cash at such time or the ability to arrange necessary financing on acceptable terms. In addition, our ability to repurchase the notes in cash might be limited by law or the terms of other agreements relating to our indebtedness outstanding at the time. We have the ability under the terms of the notes to pay the repurchase price in shares of our common stock, regardless of whether we have cash available, but doing so might be highly dilutive.

Ask Jeeves, Inc.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

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

During the year ended December 31, 2003, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were not material. Further, we believe that the impact on the fair market value of our securities and our earnings from a hypothetical 10% change in interest rates would not be significant.

We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines, which limits the amount of credit exposure to any one issue, issuer or type of instrument.

Foreign Currency Exchange Risk

The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, since a significant portion of our operations occurs outside of the U.S., we enter into transactions in other currencies, primarily the British pound. We currently do not hedge our exposure to foreign exchange rate fluctuations. However, in order to limit such exposure some contracts of our international operations are denominated in U.S. dollars and certain cash balances are maintained in U.S. dollars. Our international business is subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, transfer pricing risks, other regulations and restrictions and foreign exchange rate volatility, particularly the exchange rate between the British pound and the U.S. dollar. Changes in these or other factors could harm our business, operating results and financial condition.

Ask Jeeves, Inc.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Ask Jeeves, Inc.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Ask Jeeves, Inc.

We have audited the accompanying consolidated balance sheets of Ask Jeeves, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Table of Contents as Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ask Jeeves, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Walnut Creek, California

January 23, 2004,
except for the fourth paragraph of Note 14,
as to which the date is
February 27, 2004

Ask Jeeves, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2003	2002

Assets
Current assets:
Cash and cash equivalents	$36,673	$27,613
Marketable securities	143,975	5,827
Restricted cash and marketable securities	—	11,000

Total cash, cash equivalents and marketable securities	180,648	44,440
Accounts receivable, net of allowance for doubtful accounts of $1,437 and $1,593 at December 31, 2003 and 2002, respectively	12,062	7,600
Prepaid expenses and other current assets	3,299	2,272
Assets of discontinued operations	—	2,699

Total current assets	196,009	57,011
Property and equipment, net	10,933	10,922
Intangible assets, net	831	2,948
Other assets	4,482	1,295

Total assets	$212,255	$72,176

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,825	$1,515
Accrued compensation and related expenses	5,137	3,598
Accrued marketing expenses	1,272	163
Accrued restructuring costs	1,167	1,892
Other accrued liabilities	8,953	6,531
Deferred revenue(1)	5,367	8,633
Deferred gain on joint venture	—	6,226
Borrowings under line of credit	—	11,000
Liabilities of discontinued operations	—	3,015

Total current liabilities	23,721	42,573
Convertible subordinated notes	115,000	—
Other liabilities	326	326

Total liabilities	139,047	42,899

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 46,616,445 and 41,418,334 shares issued and outstanding at December 31, 2003 and 2002, respectively	740,845	725,366
Deferred stock compensation	—	(7)
Accumulated deficit	(670,686)	(696,735)
Accumulated other comprehensive income	3,049	653

Total stockholders’ equity	73,208	29,277

Total liabilities and stockholders’ equity	$212,255	$72,176

(1)	Includes amounts from related parties of $2,740 and $7,265 at December 31, 2003 and 2002, respectively

See accompanying notes to consolidated financial statements.

Ask Jeeves, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except share and per share data)	2003	2002	2001

Revenues	$107,292	$65,048	$51,569
Cost of revenues	21,917	19,302	20,546

Gross profit	85,375	45,746	31,023
Operating expenses:
Product development	14,768	13,301	14,655
Sales and marketing	31,902	25,973	29,812
General and administrative	19,025	15,163	17,554
Amortization of goodwill and other intangible assets	—	—	22,823
Impairment of long-lived assets	702	2,592	355,183
Restructuring costs	—	1,653	17,337

Total operating expenses	66,397	58,682	457,364

Operating income (loss)	18,978	(12,936)	(426,341)
Gain on acquisition and dissolution of joint ventures	6,356	974	13,356
Interest and other income, net	1,342	1,106	3,221

Income (loss) before income tax provision	26,676	(10,856)	(409,764)
Income tax provision	1,891	—	—

Income (loss) from continuing operations	24,785	(10,856)	(409,764)
Discontinued operations:
Loss from discontinued operations	(1,218)	(10,447)	(15,494)
Gain on sale of discontinued operations, net of taxes	2,482	—	—

Income (loss) from discontinued operations	1,264	(10,447)	(15,494)

Net income (loss)	$26,049	$(21,303)	$(425,258)

Earnings per Share— Basic:
Income (loss) from continuing operations	$0.56	$(0.27)	$(11.06)
Income (loss) from discontinued operations	$0.03	$(0.25)	$(0.42)

Net income (loss) per share	$0.59	$(0.52)	$(11.48)

Weighted average shares outstanding used in computing basic net income (loss) per share	44,233,461	40,698,137	37,032,933

Earnings per Share— Diluted:
Income (loss) from continuing operations	$0.45	$(0.27)	$(11.06)
Income (loss) from discontinued operations	$0.03	$(0.25)	$(0.42)

Net income (loss) per share	$0.48	$(0.52)	$(11.48)

Weighted average shares outstanding used in computing diluted net income (loss) per share	54,773,229	40,698,137	37,032,933

Revenues from related parties	$4,525	$6,189	$18,991

See accompanying notes to consolidated financial statements.

Ask Jeeves, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Shareholder	Deferred		Other	Total
	Common Stock		Notes	Stock	Accumulated	Comprehensive	Stockholders’	Comprehensive
in thousands, except share data	Shares	Amount	Receivable	Compensation	Deficit	Income	Equity	Income (Loss)

Balances at December 31, 2000	36,246,144	$717,692	$(1,174)	$(711)	$(250,174)	$135	$465,768
Issuance of common stock under Employee Stock Purchase Plan	477,335	800		—	—	—	800
Issuance of common stock upon exercise of stock options and warrants	919,216	618		—	—	—	618
Issuance of common stock in connection with business combinations	2,085,271	1,877		—	—	—	1,877
Repurchase of common stock	(245,951)	(247)		—	—	—	(247)
Issuance of common stock warrants in exchange for license	—	184		—	—	—	184
Compensation charge related to grants of common stock options	—	1,386		(93)	—	—	1,293
Amortization of deferred stock compensation	—	—		706	—	—	706
Adjustments related to shareholder notes receivable	—		1,117	—	—	—	1,117
Comprehensive loss:
Unrealized gains on marketable securities	—	—		—	—	356	356	$356
Net loss	—	—		—	(425,258)	—	(425,258)	(425,258)

Comprehensive loss								(424,902)

Balances at December 31, 2001	39,482,015	722,310	(57)	(98)	(675,432)	491	47,214
Issuance of common stock under Employee Stock Purchase Plan	433,540	488	—	—	—	—	488
Issuance of common stock upon exercise of stock options and warrants	1,004,292	1,124	—	—	—	—	1,124
Issuance of common stock in connection with business combinations	774,792	1,250	—	—	—	—	1,250
Repurchase of common stock	(224,742)	(243)	—	—	—	—	(243)
Issuance of restricted common stock	14,168	501	—	—	—	—	501
Amortization of deferred stock compensation	—	—	—	91	—	—	91
Adjustment related to shareholder notes receivable	(65,731)	(64)	57	—	—	—	(7)
Comprehensive loss:
Unrealized losses on marketable securities	—	—	—	—	—	(430)	(430)	(430)
Foreign currency translation adjustment	—	—	—	—	—	592	592	592
Net loss	—	—	—	—	(21,303)	—	(21,303)	(21,303)

Comprehensive loss								(21,141)

Balances at December 31, 2002	41,418,334	725,366	—	(7)	(696,735)	653	29,277
Issuance of common stock under Employee Stock Purchase Plan	230,040	630		—	—	—	630
Issuance of common stock upon exercise of stock options and warrants	4,201,145	12,707		—	—	—	12,707
Issuance of restricted common stock	766,926	967		—	—	—	967
Income tax benefit from stock option exercises	—	1,175		—	—	—	1,175
Amortization of deferred stock compensation	—	—		7	—	—	7
Comprehensive loss:
Unrealized gains on marketable securities	—	—		—	—	77	77	77
Foreign currency translation adjustment	—	—		—	—	2,319	2,319	2,319
Net income	—	—		—	26,049	—	26,049	26,049

Comprehensive income								$28,445

Balances at December 31, 2003	46,616,445	$740,845	$—	$—	$(670,686)	$3,049	$73,208

See accompanying notes to consolidated financial statements.

Ask Jeeves, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2003	2002	2001

Operating activities
Income (loss) from continuing operations	$24,785	$(10,856)	(409,764)
Adjustment to reconcile income (loss) from continuing operations to net cash provided by (used in) in operating activities:
Loss from discontinued operations	(1,218)	(10,447)	(15,494)
Gain from sale of discontinued operations	2,482	—	—
Depreciation and amortization	7,122	8,736	9,410
Loss on disposal of assets	321	3	314
Issuance of common stock to consultants	—	—	142
Stock compensation	39	592	1,602
Amortization of goodwill and other assets	2,523	2,183	29,433
Non-cash restructuring charge	—	1,140	966
Non-cash charge for impairment of long-lived assets	702	2,593	355,291
Non-cash charge for adjustments to shareholder notes receivable	—	(64)	1,352
Gain on acquisition of joint venture	(6,124)	(974)	—
Income tax benefit from stock option exercises	1,175	—	—
Changes in operating assets and liabilities:
Accounts receivable	(2,508)	(1,072)	14,330
Prepaid expenses and other assets	(757)	275	4,986
Accounts payable	299	(3,908)	(1,758)
Accrued compensation and related expenses	1,769	(1,383)	(2,404)
Accrued marketing expenses	912	(1,141)	(1,631)
Accrued merger costs	—	213	(29)
Accrued restructuring costs	(741)	(17,661)	9,297
Other accrued liabilities	2,924	(2,848)	(4,403)
Deferred revenue	(5,423)	(4,305)	(17,342)

Net cash provided by (used in) operating activities	28,282	(38,924)	(25,702)

Investing activities
Purchases of property and equipment	(7,875)	(5,287)	(7,174)
Purchases of restricted marketable securities	(39)	—	(11,000)
Purchases of marketable securities	(138,136)	(2,622)	—
Redemption of non-marketable securities	—	450	—
Redemption of restricted marketable securities	11,000	13,741	3,280
Redemption of marketable securities	—	15,101	28,258
Acquisitions of developed technology	—	—	(5,650)
Business combinations, net of cash acquired	—	10,904	(1,579)

Net cash provided by (used in) investing activities	(135,050)	32,287	6,135

Financing activities
Issuance of common stock	13,337	1,612	1,418
Repurchase of common stock	—	(243)	(247)
Issuance of convertible subordinated notes, net	111,744	—	—
Issuance of notes receivable to stockholders	—	—	(200)
Repayment of notes receivable to stockholders	—	57	162
Borrowings under line of credit	—	—	11,000
Repayment of borrowings under line of credit	(11,000)	—	—
Repayment of capital lease obligations	(572)	(893)	(886)

Net cash provided by financing activities	113,509	533	11,247

Effect of exchange rate changes on cash and cash equivalents	2,319	592	—
Increase (decrease) in cash and cash equivalents	9,060	(5,512)	(8,320)
Cash and cash equivalents at beginning of year	27,613	33,125	41,445
Cash and cash equivalents at end of year	$36,673	$27,613	$33,125

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for business combinations	$—	$1,250	$2,225
Common stock warrants issued for licenses	$—	$—	$184
Interest paid	$165	$478	$630

See accompanying notes to consolidated financial statements.

Ask Jeeves, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Ask Jeeves, Inc. (“Ask Jeeves” or the “Company”) is a provider of Web-based search technologies. The Company creates a search experience focused on understanding users’ specific needs and interests and connecting them to the most relevant information, products and services.

Until July 1, 2003, the Company operated through two divisions, Web Properties and Jeeves Solutions. On July 1, 2003, the Company sold certain assets used in the Jeeves Solutions business to Kanisa Inc. (“Kanisa”), at which time the Company ceased offering Jeeves Solutions software and services to corporate customers as described in Note 17 (Discontinued Operations). Jeeves Solutions’ core software application, JeevesOne, allowed corporate customers to add its intuitive search engine to their corporate Internet or intranet sites. With the purchase of additional modules, JeevesOne allowed users to search and access a variety of linked enterprise systems and legacy databases.

The Company operates four proprietary Web sites dedicated to search; Ask.com, Ask.co.uk, Teoma.com and AJKids.com. The Company also delivers, or syndicates, its search technology and advertising products to third-party Web sites, including portals, infomediaries, and content and destination Web sites. The company provides search results and/or advertising for those Web sites to display in response to their users’ search queries. The company refers to these third-party Web sites as its syndication network.

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

Ask Jeeves, Inc.

Cash and cash equivalents are recorded at cost, which approximates fair value. Substantially all of the Company’s cash and cash equivalents are held in the custody of three major financial institutions.

Marketable Securities

The Company’s marketable securities are primarily comprised of U.S., state and municipal government securities and corporate debt securities. Marketable securities are primarily held in the custody of two major financial institutions. The specific identification method is used to determine the cost of securities sold. At December 31, 2003 and 2002, all of the Company’s marketable securities were classified as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses on these securities included as a separate component of accumulated other comprehensive income (loss).

The Company performs periodic reviews of its investments for impairment. Impairment write-downs create a new carrying value for investments and the Company does not record subsequent increases in fair value in excess of the new carrying value.

Allowances for Doubtful Accounts

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, the Company has analyzed its historical collection experience and current economic trends.

The Company also records a provision for returns and revenue adjustments in the same period as the related revenues are recorded. These estimates are based on historical analysis of credit memo data and other factors.

Concentrations, Credit Risk and Credit Risk Evaluations

Concentrations

During the years ended December 31, 2003 and 2002, one provider accounted for 55% and 15%, respectively, of revenues from continuing operations. No customer accounted for more than 10% of revenues for the years ended December 31, 2001. As a percentage of accounts receivable, one provider accounted for 39% and 14% of gross accounts receivable as of December 31, 2003 and 2002, respectively. The Company’s U.S. agreement with this provider is scheduled to terminate in September 2005 (but allows for termination for convenience by either party during September or October of 2004), and the Company’s U.K. agreement with this provider is scheduled to terminate in May 2005.

The Company relies on third-party advertising services, provided by one supplier, to deliver advertisements to its users. The Company is dependent on the ability of its supplier to deliver the advertisements as contracted for and on favorable pricing terms. The inability of the supplier to do so could have a material impact on the consolidated results of operations of the Company. Both the U.S. and Europe agreements with this provider will expire on February 27, 2007.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term marketable securities, and trade receivables. Cash and cash equivalents consist principally of demand deposit and money market accounts, and commercial paper. Marketable securities consist primarily of U.S., state and municipal government

Ask Jeeves, Inc.

securities and corporate debt securities with strong credit ratings. Cash and cash equivalents and marketable securities are held at three major financial institutions with high credit standing. The Company has not experienced any significant losses on its cash and cash equivalents or marketable securities. The Company conducts business with companies in various industries in the United States and United Kingdom. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential credit issues, and are adjusted periodically to reflect management’s expectations of future losses.

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

Revenue

Revenue—Continuing Operations

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. If the Company has doubt about the collectibility of revenue at the time it is earned, such revenue is deferred until cash has been received. Revenues are generated from four general sources:

•	sales of premier listings and other paid placement products;

•	sales of branded advertising products;

Ask Jeeves, Inc.

•	sales of paid inclusion products; and

•	licensing of search technologies.

The Company’s premier listings and other paid placement products are textual or Web links, that are designed to connect users interested in a particular product or service with an advertiser offering that product or service as users need the information, much like a Yellow Pages listing. With these products, advertisers pay only for performance, so these revenues are generated when a user clicks on the link to the advertiser’s Web site on a cost per click, or “CPC,” basis. The Company recognizes CPC revenue on a revenue-sharing basis, as the service is delivered, if the paid placement was procured from its third-party provider.

The Company’s branded advertising ranges from highly targeted graphic units through its Branded Response product to traditional advertising units such as banners, towers and interstitials, which appear primarily on its syndicated sites. Branded advertising is generally sold on a cost per impression, or “CPM,” basis with the revenue derived from such arrangements recognized during the period that the service is provided, provided that no significant obligations remain outstanding from the Company to the advertiser at the end of the period. The Company’s obligations typically include a guaranteed minimum number of “impressions” or times that an advertisement appears in pages viewed by users of its online properties. To the extent the minimum guaranteed impressions are not delivered, the Company defers recognition of the corresponding revenue until the remaining guaranteed impressions levels are achieved.

The Company’s paid inclusion products provide an opportunity for Web sites to ensure that they are included in the Company’s search index. The Company recognizes paid inclusion revenue in two ways. First, on a “per URL” basis, in which the revenues are collected in advance and recognized over the appropriate service period, which is typically one year; and second on a CPC basis, in which the revenue is recognized when the click is delivered.

License payments received from the Company’s Japanese joint venture are recorded as deferred revenue and are recognized as revenues on a straight-line basis over a four-year period. The Company’s license revenue will terminate after the second quarter of 2004.

The Company’s syndication services include the sale of advertising and paid placement products, and the licensing of its search technology to third-party Web sites. Syndication license fees primarily arise from revenue-sharing arrangements, fixed fee arrangements or fee-per-use arrangements, and revenues are recognized as the service is delivered. The Company allocates its syndication revenues among its four revenue categories, paid placement, branded advertising, paid inclusion, and license fees, as applicable, when reporting its results. Revenues from revenue-sharing arrangements are recorded gross, including amounts paid to syndication partners, in accordance with Emerging Issues Task Force Issue No. 99-19, because the Company acts as the primary obligor in the arrangement, performs a significant portion of the service, has latitude in establishing the price and bears credit risk.

Revenue— Discontinued Operations: Jeeves Solutions

Revenues from the discontinued Jeeves Solutions operation were derived from two sources: software licenses and services. Software license revenues were generated from companies licensing the rights to use the Company’s natural language and customer intelligence technologies for use on their corporate Web sites. Services revenues were generated from sales of maintenance agreements, consulting services and training services associated with the Company’s licensed software.

The Company recognized software license revenues in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition” or SOP 97-2, as amended by Statement of

Ask Jeeves, Inc.

Position 98-9. SOP 97-2 provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair value of the elements. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. The Company utilized the residual method under which revenue is allocated to the undelivered element, based on vendor specific evidence of fair value, and the residual amount of revenue is allocated to the delivered element.

The Company recognized license revenues at the end of the core implementation period if implementation services were included in the original license arrangement and were considered to be essential to the functionality of the software. As a result, even where the Company had a signed license agreement for the purchase of its software and had delivered the software, license revenue recognition depended on whether it had begun core implementation. For license agreements under which the Company had no implementation responsibility, or where implementation was not considered to be essential to the functionality of the software, the Company recognized revenue upon delivery of the software. Examples of situations under which the Company had no implementation responsibility included additional license sales to existing customers or to customers who elected to use internal or third party resources to implement the software. In software license arrangements where a service element was critical to the functionality of the software, license, implementation and service fees were recognized ratably over the life of the arrangement, commencing upon service implementation.

The Company generally provided consulting and training services on a time and materials basis. It provided maintenance and support services under renewable, term maintenance agreements, which it priced as a percentage of its license fees. Maintenance and support fee revenue was recognized ratably over the contractual term, which was generally twelve months and commenced from the implementation of service or delivery of product. Amounts paid prior to service implementation were recorded as deferred revenue, with recognition commencing upon service implementation.

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

Pro Forma Disclosures of the Effect of Stock-Based Compensation

Pro forma information regarding the results of operations and net income (loss) per share is determined as if the Company had accounted for its employee stock options using the fair value method. The fair value of each option granted is estimated on the date of grant using the Black Scholes valuation model. The risk-free interest rate was 2.9% for 2003 and 5.0% for each of the years 2002 and 2001. The expected life of options granted in the years ended December 31, 2003, 2002 and 2001, was 7.6 years 10.0 years, and 9.0 years, respectively. No dividend and a volatility factor of 1.1, 1.2, and 1.6 for 2003, 2002, and 2001, respectively, were used.

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

Ask Jeeves, Inc.

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

Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black Scholes valuation model, the Company’s net income (loss) and basic and diluted net income (loss) per share would have been increased or decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001

Net income (loss), as reported	$26,049	$(21,303)	$(425,258)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for stock options	(8,300)	(3,442)	(26,607)
Total stock-based employee compensation expense determined under fair value based method for ESPP	(408)	(300)	(455)

Net income (loss), pro forma	$17,341	$(25,045)	$(452,320)

Net income (loss) per share:
Basic, as reported	$0.59	$(0.52)	$(11.48)
Basic, pro forma	$0.39	$(0.62)	$(12.21)
Diluted, as reported	$0.48	$(0.52)	$(11.48)
Diluted, pro forma	$0.32	$(0.62)	$(12.21)

The weighted-average grant-date fair value of options granted was $8.78, $1.37, and $1.19 for grants made during years ended December 31, 2003, 2002 and 2001, respectively.

Advertising Costs

The Company expenses the costs of advertising as incurred. Advertising expense of continuing operations for the years ended December 31, 2003, 2002 and 2001 was $6.3 million, $1.3 million, and $2.6 million, respectively.

Income Taxes

The Company uses the asset and liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company currently has substantial net operating loss carryforwards. The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization.

Foreign Currency Translation

The functional currency of Ask Jeeves U.K. is the British pound. The financial statements of this subsidiary are translated to U. S. dollars using rates of exchange at the balance sheet date for assets and liabilities, and average rates of exchange for the year of revenues, costs and expenses. Translation gains (losses) are deferred and accumulated in accumulated other comprehensive income as a component of

Ask Jeeves, Inc.

stockholders’ equity. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. The Company did not incur significant net gains or losses resulting from foreign exchange transactions during the periods presented.

The functional currency of Ask Jeeves Europe is the U.S. dollar. Gains and losses resulting from foreign currency transactions are included in current results of operations.

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

Recent Accounting Pronouncements

In January 2003 the Financial Accounting Standards Board issued FASB Interpretation 46, “Consolidation of Variable Interest Entities”. The interpretation defines variable interest entities as those in which equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or entities in which equity investors lack certain essential characteristics of a controlling financial interest. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity. The primary beneficiary is required to consolidate the financial position and results of operations of the variable interest entity. In December 2003, the Financial Accounting Standards Board, issued revisions to FASB Interpretation 46, resulting in multiple effective dates based on the characteristics as well as the creation dates of the variable interest entities, however with no effective date later than the Company’s first quarter of 2004. The Company does not believe that adoption of this statement will have a material effect on its consolidated financial statements.

In December 2004, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 104 “Revenue Recognition” (SAB 104), which updates and summarizes the Commissions views on the application of generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its revenue recognition policies conform to the requirements of SAB 104.

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

Ask Jeeves, Inc.

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

Joint Ventures

Ask Jeeves U.K.

In February 2002, the Company acquired the entire outstanding equity interests in Ask Jeeves U.K. Previously, the Company held a fifty percent interest in Ask Jeeves U.K., a joint venture partnership with Carlton Communications PLC and Granada Media Group Limited, that was formed to market the Company’s search and self-service technologies and services in the United Kingdom. The Company acquired full ownership of Ask Jeeves U.K. to enhance the synergies that exist between the U.S. and U.K. operations.

The acquisition was accounted for as a purchase business combination and accordingly, the consolidated financial statements include the operating results of Ask Jeeves U.K. from the date of acquisition.

During 2003, the Company recognized a gain of $6.1 million in connection with this transaction. This amount represents the fair value of net assets the Company recorded in excess of the consideration paid upon the acquisition of the remaining outstanding equity interests in its joint venture which was deferred due to a contingent payment obligation in the Company’s agreement with its former partners. The gain was recognized as other income when the contingent payment obligation to the former partners expired in March 2003.

During 2002, the Company recognized a gain of $974,000 representing the remaining balance of deferred license fees paid to it by Ask Jeeves U.K., for a licensing arrangement that was terminated when the Company acquired the entity. The gain was recognized as other income.

The acquisition was accounted for as a purchase business combination and accordingly, the consolidated financial statements include the operating results of Ask Jeeves U.K. from the date of acquisition. Previously, the Company accounted for its investment in the joint venture under the equity method of accounting. The Company had recorded no value for its interest in the joint venture for accounting purposes. Therefore, the Company had not previously recognized any portion of the net losses of the joint venture. The unaudited pro forma information presented in the table below

Ask Jeeves, Inc.

represents the combined revenue, net loss, and net loss per share of the Company as if the acquisition had taken place on January 1, 2001.

	For Year Ended December 31,

(in thousands, except share and per share amounts)	2002	2001

Revenues	$65,117	$53,150
Loss from continuing operations	$(11,947)	$(423,869)
Net loss	$(22,394)	$(439,363)
Net loss per share basic and diluted	$(0.55)	$(11.62)
Weighted average shares outstanding used in computing basic and diluted net loss per share	40,698,137	37,807,725

Ask Jeeves en Espanol

In August 2000, Ask Jeeves entered into a Spanish language joint venture, partnering with Univision Communications, Inc. to create Ask Jeeves en Espanol, Inc. The Company subsequently dissolved the joint venture in October 2001. In connection with the dissolution, the Company received cash of approximately $7.5 million and reacquired the rights and licenses originally assigned to the venture. The Company recorded a gain of approximately $13.4 million during 2001, representing the remaining balance of deferred license fees paid to the Company by the venture as well as the value of cash received by the Company. The Company had previously carried its investment in the venture at a carrying value of zero. During 2003, the Company recognized a gain of $232,000 relating to the final dissolution of the accounts of Ask Jeeves en Espanol, following the wind up of operations.

Ask Jeeves Japan

Ask Jeeves Japan, a joint venture with Trans Cosmos Inc. USA, a subsidiary of a Japanese customer service and information technology support provider, was established to launch a Japanese language version of Ask.com, create Japanese specific content for the Japanese Ask.com Web site, and to market Jeeves Solutions products and services to the Japanese marketplace. The Company owns approximately 47 percent of the voting securities of this joint venture. In connection with the establishment of Ask Jeeves Japan, Ask Jeeves granted the joint venture an exclusive license to the Company’s current and future products and services in Japan and for the Japanese-speaking market.

The Company has entered into various agreements with these joint ventures for the license and support of its technology within the United Kingdom, Japan and to the Spanish speaking market. In connection with these agreements, the Company received cash payments, all of which were funded by the Company’s joint venture partners, that were recorded as deferred revenues and to the extent not already realized are being recognized as revenues on a straight-line basis over three to four year periods. For the years ended December 31, 2003, 2002 and 2001, the Company recorded revenues of $4.5 million, $6.2 million, and $19.0 million, respectively, relating to these license arrangements.

3. MARKETABLE SECURITIES

At December 31, 2003 and 2002, all of the Company’s marketable securities are classified as available-for-sale. Management determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation at the end of each period. Marketable securities are carried at fair value, based on quoted market prices. For the years ended December 31, 2003 and 2002, gross realized gains were $2,000 and $160,000, respectively.

Ask Jeeves, Inc.

The following tables summarize the Company’s marketable securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2003	Cost	Gains	Losses	Fair Value

Municipal bonds	$4,011	$3	$—	$4,014
US Government and Agency notes	119,954	120	(1)	120,073
Corporate notes	19,427	24	(10)	19,441
Asset-backed securities	549	2	—	551

Total available for sale securities	$143,941	$149	$(11)	$144,079

Classified as:
Short-term marketable securities				$143,975
Long-term restricted marketable securities (included in other assets)				104

Total				$144,079

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2002	Cost	Gains	Losses	Fair Value

Certificates of Deposit	$65	$—	$—	$65
US Government notes	12,200	35	—	12,235
Corporate notes	1,600	1	—	1,601
Asset-backed securities	2,901	26	(1)	2,926

Total available for sale securities	$16,766	$62	$(1)	$16,827

Classified as:
Short-term marketable securities				$5,827
Short-term restricted marketable securities				11,000

Total				$16,827

The amortized cost and fair value of marketable securities in debt securities at December 31, 2003, by effective maturity, were as follows (in thousands):

	Amortized
	Cost	Fair Value

Due in 1 year or less	$76,324	$76,358
Due in 1-2 years	67,617	67,721

Total investments in debt securities	$143,941	$144,079

Restricted marketable securities in the amount of $104,000, are being maintained as security for performance under standby letters of credit. See Note 7.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2003	2002

Computer equipment and related software	$30,715	$23,986
Furniture and fixtures	3,408	3,395
Leasehold improvements	2,509	2,391

Total	36,632	29,772
Less accumulated depreciation and amortization	(25,699)	(18,850)

Property and equipment, net	$10,933	$10,922

Ask Jeeves, Inc.

Depreciation expense from continuing operations for the years ended December 31, 2003, 2002, and 2001 was $6.9 million, $8.3 million, and $9.0 million, respectively.

5. ACQUIRED TECHNOLOGY

Acquired technology consist of the following (in thousands):

	December 31,
	2003	2002

Acquired Technology	9,365	9,765
Accumulated amortization	(8,534)	(6,565)
Impairment adjustments	—	(252)

Total intangible assets, net	$831	$2,948

Amortization expense from continuing operations for the years ended December 31, 2003, 2002, and 2001 was $2.1 million, $2.2 million, and $29.1 million, respectively.

6. LEASE COMMITMENTS

The Company has entered into operating leases for certain office space and equipment that contain renewal options.

The future minimum lease payments under all non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

For Years Ending December 31,

2004	$3,924
2005	1,597
2006	774
2007	767
2008	751
Thereafter	939

Total minimum lease payments	$8,752

Rent expense from continuing operations was $2.8 million, $2.7 million, and $3.7 million, for the years ended December 31, 2003, 2002 and 2001, respectively. Sublease rental income for the years ended December 31, 2003, 2002 and 2001 was $740,000, $573,000, and $381,000, respectively. Aggregate future minimum rentals to be received under non-cancelable subleases as of December 31, 2003 are $228,000.

7. LINE OF CREDIT

The Company has a revolving line of credit with a bank in the amount of $15.0 million. The line of credit expires on July 1, 2005. Borrowings under the line of credit bear fixed rate interest from the date of borrowing at LIBOR plus 0.4%. All borrowings and letters of credit under the credit facility are collateralized by an equal amount of the Company’s marketable securities. Borrowings under the line are subject to various covenants. As of December 31, 2003, no borrowings were outstanding under the line of credit. Standby letters of credit of approximately $104,000, which are being maintained as security for performance under various obligations, were issued and outstanding under the credit facility.

Ask Jeeves, Inc.

8. CONVERTIBLE SUBORDINATED NOTES

In June 2003, the Company issued $115.0 million aggregate principal amount of zero coupon convertible subordinated notes, due June 1, 2008. The notes were sold at face value and the net proceeds to the Company were $111.7 million, net of costs of issuance of $3.3 million, which have been recorded as other assets and are being amortized in the Consolidated Statements of Operations over the contractual term of the notes. The fair value of the convertible subordinated notes was $147.8 million at December 31, 2003, based on recent trading activity.

The notes are convertible by the holders into shares of the Company’s common stock at any time at an initial conversion price of $16.90 per share subject to certain adjustments. This is equivalent to a conversion rate of approximately 59.1716 shares per $1,000 principal amount of notes. Upon conversion, the Company has the right subject to certain conditions to deliver cash (or a combination of cash and shares) in lieu of shares of its common stock.

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

9. PROVISION FOR INCOME TAXES

The jurisdictional components of income (loss) before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001

U.S.	$10,759	$(27,394)	$(425,258)
International	17,290	6,091	—

Income (loss) before income tax provision	$28,049	$(21,303)	$(425,258)

Allocated to:
Continuing operations	$26,676	$(10,856)	$(409,764)
Discontinued operations	1,373	(10,447)	(15,494)

Income (loss) before income tax provision	$28,049	$(21,303)	$(425,258)

The current income tax provision for the year ended December 31, 2003 consists of the following (in thousands):

Federal	$200
State	50
Foreign	1,750

Income tax provision	$2,000

Allocated to:
Continuing operations	$1,891
Discontinued operations	109

Income tax provision	$2,000

Ask Jeeves, Inc.

The Company’s effective rate for income taxes differs from the United States statutory rate, as reflected in the following reconciliation:

	Year Ended December 31,
	2003	2002	2001

United States statutory tax rate	35.0%	35.0%	35.0%
Foreign earnings taxed at rates lower than the United States statutory tax rate	(15.3)	—	—
Net operating losses and loss carryforwards	(12.6)	(35.0)	(35.0)

Effective income tax rate	7.1%	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred income taxes are as follows (in thousands):

	Year Ended
	December 31,
	2003	2002

Deferred Tax Assets:
Net operating losses and carryforwards	$92,705	$78,936
Capitalized research and development costs	3,174	2,641
Accrued expenses	4,959	3,556
Deferred revenue	1,407	4,316
Other	2,890	2,470

Deferred tax assets	$105,135	$91,919
Valuation allowance	(105,135)	(90,693)

Total deferred tax assets	$—	$1,226
Deferred Tax Liabilities:
Other	$—	$(1,226)
Total deferred tax liabilities	$—	$(1,226)

Net deferred tax assets	$—	$—

A valuation allowance has been established and, accordingly, no benefit has been recognized for the Company’s net operating losses and other deferred tax assets. The net valuation allowance increased by $14.4 million and $10.8 million during the years ended December 31, 2003 and 2002, respectively. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company’s cumulative net losses in recent years and accumulated deficit. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results.

Net operating loss (NOL) carryforwards resulting from the exercise of employee stock options provided a deferred benefit of $25.6 million as of December 31, 2003. Such deferred tax benefit has been offset by a valuation allowance and will be credited to stockholders’ equity when realized. A tax benefit of approximately $1.2 million, associated with the exercise of employee stock options, was credited to stockholder’s equity in 2003.

At December 31, 2003, the Company had NOLs for federal income tax purposes of approximately $251.0 million, which expire in the years 2012 through 2023. The Company also had net operating loss carryforwards for California state income tax purposes of approximately $81.1 million that expire in the years 2004 through 2014. California suspended the use of NOLs for the tax years 2002 and 2003.

Ask Jeeves, Inc.

Utilization of the Company’s net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

Applicable U.S. income taxes have not been provided on approximately $17.3 million of undistributed earnings of foreign subsidiaries as of December 31, 2003 since these earnings are considered indefinitely invested. The income tax that would arise if these items were repatriated is approximately $6.9 million, some or all of which may be reduced by NOLs or foreign tax credits.

10. STOCKHOLDERS’ EQUITY

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

Shares Reserved for Future Issuance

At December 31, 2003, the Company has reserved shares of common stock for future issuance as follows:

Stock options outstanding	7,403,367
Stock options available for grant	6,935,498
Employee stock purchase plan	370,043
Convertible subordinated notes	6,804,733

Total	21,513,641

1996 Equity Incentive Plan

Under the Company’s 1996 Equity Incentive Plan (“1996 Plan”), as amended, 3,641,060 shares of common stock are reserved for the issuance of incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”) to employees, officers, directors, and consultants. The ISOs may be granted at a price per share not less than the fair market value on the date of the grant. The NSOs may be granted at a price per share not less than 85% of the fair market value at the date of grant. Options granted under the 1996 Plan are exercisable over a maximum term of ten years from the date of grant and generally vest over periods of up to four years. Options granted under the 1996 plan contain an accelerated vesting feature based upon a change in control of the Company.

1999 Equity Incentive Plan

In April 1999, the Company adopted the 1999 Equity Incentive Plan (the “1999 Plan”). The Company has reserved a total of 12,312,756 shares of common stock for the issuance under the 1999 Plan, which provides for the grant of ISOs to employees, and of ISOs, NSOs and rights to acquire restricted stock to employees, directors, and consultants of the Company and its affiliates. The plan provides that the shares reserved for issuance shall be increased annually by the lesser of seven percent of the total

Ask Jeeves, Inc.

number of shares of common stock outstanding, three million shares, or such smaller number of shares as determined by the Board.

1999 Employee Stock Purchase Plan

In May 1999, the Company adopted, as amended, the 1999 Employee Stock Purchase Plan. The Company has reserved a total of 1,742,978 shares of common stock for issuance under the plan. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company’s common stock on the first day of their entry into the applicable two-year offering period or the last day of the applicable six-month purchase period. The plan provides that the shares reserved for issuance shall be increased annually by the lesser of one percent of the total number of shares of common stock outstanding, 400,000 shares, or such smaller number of shares as determined by the Board of Directors. At December 31, 2003, 370,043 shares were available for grant under the plan.

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

A summary of stock option activity for all stock plans of the Company is set forth below:

	Options Outstanding

		Weighted-Average
		Exercise Price
	Shares	Per Share

Outstanding at December 31, 2000	9,291,208	$21.43
Granted	6,992,805	1.23
Canceled	(5,314,080)	19.12
Exercised	(919,216)	0.60

Outstanding at December 31, 2001	10,050,717	$10.60
Granted	4,577,607	1.42
Canceled	(3,242,434)	13.04
Exercised	(884,356)	1.09

Outstanding at December 31, 2002	10,501,534	$6.72
Granted	2,576,100	9.83
Canceled	(1,609,584)	17.51
Exercised	(4,064,683)	3.13

Outstanding at December 31, 2003	7,403,367	$7.51

Vested and exercisable at December 31, 2003	3,041,564	$9.93

The weighted-average remaining contractual life of options outstanding at December 31, 2003 and 2002 was 8.2 and 8.5 years, respectively.

During the year ended December 31, 2003, 766,926 shares of restricted stock were issued under the 1999 Equity Incentive Plan in satisfaction of previously accrued bonus obligations. As of December 31, 2003, restricted share grants of 50,000 remained unvested, and vest at the earlier of the employee’s qualifying termination or death, or September 19, 2006. During the year ended December 31, 2003, the Company incurred stock-based compensation charges of $32,000 resulting from grants of stock options.

Ask Jeeves, Inc.

The weighted-average grant-date fair value of restricted stock was $21.67 and $1.66 for awards made during the years ended December 31, 2003, and 2002, respectively.

The following table summarizes the status of stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted Average			Weighted Average
Range of	Number	Remaining Contractual	Weighted Average	Number	Exercise Price
Exercise Prices	Outstanding	Life (in Years)	Exercise Price	Exercisable	per Share

$0.00 - 0.88	808,254	7.09	$0.83	531,685	$0.81
0.90 - 1.15	802,835	8.19	1.03	267,462	1.02
1.17 - 1.21	1,178,326	8.33	1.21	332,202	1.21
1.25 - 2.28	998,424	7.69	1.84	636,280	1.94
2.45 - 3.48	568,659	8.06	2.70	256,656	2.64
3.50 - 6.93	1,539,153	9.17	6.81	227,547	6.50
7.14 - 18.50	839,575	7.34	15.83	562,570	16.35
18.54 - 115.75	613,641	8.72	31.16	172,694	58.66
116.38 - 116.38	53,000	5.92	116.38	53,000	116.38
138.00 - 138.00	1,500	6.01	138.00	1,468	138.00

Total	7,403,367	8.15	$7.51	3,041,564	$9.93

11.	RESTRUCTURING, ASSET IMPAIRMENT AND FACILITY EXIT CHARGES

The Company’s Board of Directors approved a realignment of the business organization in an effort to streamline operations, increase revenues, reduce costs and bring staffing in line with the Company’s anticipated requirements. In the year ended December 31, 2001, the Company reported charges of approximately $11.8 million, which included approximately $11.3 million related to facility consolidations in California, as a result of unsuccessful attempts to sublease in a rapidly deteriorating market which led to the Company’s decision to terminate a significant lease obligation for a termination fee. In addition, the charge included additional severance pay and medical and other benefits of approximately $400,000 and an asset write-off related to the termination of the Evergreen operation of approximately $100,000.

In April 2001, the Company implemented an additional restructuring program, approved by its Board of Directors, which included a reduction in force of approximately 73 employees. The reductions came from all areas of the Company and, as of April 30, 2001, all of the affected employees had been notified and the majority of these terminations were completed. In the year ended December 31, 2001, the Company reported charges of $2.7 million under this program, which included approximately $1.7 million related to costs associated with employee terminations, which included severance pay and medical and other benefits plus accounting and legal costs; approximately $500,000 related to the termination of a marketing agreement; and $500,000 in estimated facility exit costs associated with the consolidation of facilities in New York.

In September 2001, the Company’s Board of Directors approved a further restructuring program aimed at streamlining its underlying cost structure to better position the Company for growth and improved operating results. As part of the restructuring program, the Company implemented a reduction in force of approximately 43 positions over the third and fourth quarters of the year ended December 31, 2001. The reductions came from all areas of the Company and, as of December 31, 2001, the employees had been notified and the majority of these terminations were completed. In the year ended December 31, 2001, the Company reported a charge of approximately $3.6 million under this program, which included a charge of (1) approximately $2.0 million in estimated facility exit costs associated with the consolidation of facilities in Emeryville, California, (2) $800,000 related to costs associated with

Ask Jeeves, Inc.

employee terminations, which included severance pay and medical and other benefits plus accounting and legal costs, and (3) termination of a marketing agreement of approximately $800,000.

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

In the year ended December 31, 2003, the Company incurred restructuring charges of $466,000 in connection with the termination of certain employees of the discontinued Jeeves Solutions division.

The following table sets forth the restructuring activity during the years ended December 31, 2003, 2002 and 2001 (in thousands).

	Restructuring				Restructuring
	Accrued				Accrued
	Costs at				Costs at
	January 1,	Restructuring	Cash	Asset	December 31,
2003 Charged to restructuring expense:	2003	Charges	Paid	Write-offs	2003

Facility exit costs	$1,883	$—	$(750)	$—	$1,133
Severance and professional fees	24	466	(456)	—	34

Total	$1,907	$466	$(1,206)	$—	$1,167

Allocated to:
Continuing operations	$1,892	$—			$1,167
Discontinued operations	15	466			—

Total	$1,907	$466			$1,167

	Restructuring				Restructuring
	Accrued				Accrued
	Costs at				Costs at
	January 1,	Restructuring		Asset	December 31,
2002 Charged to restructuring expense:	2002	Charges	Cash Paid	Write-offs	2002

Facility exit costs	$18,119	$1,098	$(17,334)	$—	$1,883
Severance and professional fees	310	1,372	(1,658)	—	24

Total	$18,429	$2,470	$(18,992)	$—	$1,907

Allocated to:
Continuing operations	$18,346	$1,653			$1,892
Discontinued operations	83	817			15

Total	$18,429	$2,470			$1,907

Ask Jeeves, Inc.

	Restructuring				Restructuring
	Accrued				Accrued
	Costs at				Costs at
	January 1,	Restructuring		Asset	December 31,
2001 Charged to restructuring expense:	2001	Charges	Cash Paid	Write-offs	2001

Facility exit costs	$7,984	$13,802	$(3,319)	$(348)	$18,119
Asset write-downs	—	100	—	(100)	—
Marketing contract terminations	—	1,318	(1,318)	—	—
Severance and professional fees	1,148	2,907	(3,745)	—	310

Total	$9,132	$18,127	$(8,382)	$(448)	$18,429

Allocated to:
Continuing operations	$8,951	$17,337			$18,346
Discontinued operations	181	790			83

Total	$9,132	$18,127			$18,429

During 2003 and 2002, the Company wrote off computer equipment, software, and furniture and fixtures that the Company disposed of or were no longer in use, resulting in changes of $702,000 and $2.2 million, respectively.

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

With the assistance of independent valuation experts, the Company performed asset impairment tests at the enterprise level, the lowest level for which there are identifiable cash flows related to its acquired intangible assets and goodwill. The tests were performed by comparing the expected undiscounted cash flows for a four-year period, plus a terminal value for future cash flows, to the carrying amount of the long-lived assets resulting from purchase business combinations. Based on the results of these tests, the Company determined that the long-lived assets initially recorded in connection with its business combinations were impaired. With the assistance of independent valuation experts, the Company determined the fair value of the impaired long-lived assets. Fair value was determined using the discounted cash flow method. A write-down of long-lived assets totaling $355.2 million, allocated to acquired goodwill and other intangible assets, was recorded during 2001 reflecting the amount by which the carrying amount of the assets exceed their respective fair values.

The Company also recorded write-downs to estimated fair value of non-marketable investments in privately held companies that were deemed to have had other than temporary declines in value below their carrying value totaling $264,000, for the year ended December 31, 2001. There were no similar write-downs for the years ending December 31, 2003 or 2002.

Ask Jeeves, Inc.

During the third quarter of 2003, the Company incurred facility exit costs totaling $585,000 related to the cessation of use of leased premises. The charge was recorded to the Consolidated Statement of Operations in the following categories:

Cost of revenue	$44
Product development	229
Sales and marketing	198
General and administrative	114

Total	$585

12.	EMPLOYEE BENEFIT PLANS

Effective January 1, 1999, the Company adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. The Company does not match contributions by plan participants.

13.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2001 and 2000, the Company provided loans to shareholders, who were also officers, totaling $200,000 and $3.2 million respectively. The loan made during 2001 was repaid prior to December 31, 2001. All remaining amounts outstanding were settled in 2002. During the year ended December 31, 2001 a charge to general and administrative expense of $159,000 was recorded to adjust the carrying value of the notes to the fair value of the underlying collateral and to reflect certain other adjustments with respect to such notes. During the year ended December 31, 2002, in connection with the note settlements the Company recorded recoveries of amounts previously charged-off totaling approximately $64,000. There were no related party transactions for the year ended December 31, 2003.

Included in revenue are amounts from related parties of $4.5 million, $6.2 million and $19.0 million for the years ended December 31, 2003, 2002, and 2001, respectively. During 2003, the Company also recorded $300,000 in other income related to professional services provided to its Japanese joint venture.

14.	LEGAL PROCEEDINGS

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with the services, such as claims alleging defamation or invasion of privacy.

On October 25, 2001, a putative class action lawsuit captioned Leonard Turroff, et al. vs Ask Jeeves, Inc., et al. was filed against the Company and two of the Company’s officers and directors (collectively the “Individual Defendants”) in the United States District Court for the Southern District of New York. Also named as defendants were Morgan Stanley & Co., Inc., FleetBoston Robertson Stephens, Goldman Sachs & Co., U.S. Bancorp Piper Jaffray, and Dain Rauscher, Inc., the underwriters of the Company’s initial public offering. The complaint alleges violations of Section 11 of the Securities Act of 1933 against all defendants, and violations of Section 15 of the Securities Act against the Individual Defendants in connection with the Company’s initial public offering (“IPO”). An amended complaint

Ask Jeeves, Inc.

was filed on December 6, 2001, which includes the same allegations in connection with Ask Jeeves’ secondary offering in March 2000. The complaints seek unspecified damages on behalf of a purported class of purchasers of common stock between June 30, 1999 and December 6, 2000. The Company believes the claims are without merit and intends to defend the actions vigorously. On June 24, 2003, a special committee of our board of directors approved the settlement of this action, subject to certain conditions including that a sufficient number of the defendants participate in the settlement, and on July 9, 2003, the Individual Defendants approved the settlement of this action. It is anticipated that the settlement will be submitted to the Court for approval in the near future.

On May 2, 2002, a stockholder derivative lawsuit was filed in the Superior Court of California, County of Alameda, titled Brenner v. Strauch et al. The lawsuit purported to be filed on behalf of the Company, asserting claims against the officers and directors at the time of the Company’s IPO. Also named as defendants were Morgan Stanley & Co., Inc., and FleetBoston Robertson Stephens, the underwriters of the Company’s IPO. The complaint alleged breach of fiduciary duty, negligence, an unjust enrichment of the named officers and directors, for acquiescing and/or conspiring with the underwriter defendants in underpricing the IPO. On October 31, 2002, the Court dismissed the lawsuit, with prejudice. The plaintiff appealed and the case was consolidated with similar derivative actions. On June 19, 2003, the plaintiffs stipulated to dismissal of the appeal.

On January 27, 2004, a lawsuit was filed in the United States District Court for the Southern District of New York captioned American Blind and Wallpaper, Inc. v. Google, Inc., et al., in which Ask Jeeves, Inc., America Online, Inc., Netscape Communications Corporation, Compuserve Interactive Services, Inc., and Earthlink, Inc. were also named as defendants. On February 27, 2004, the Company was served with an Amended Complaint in the matter. The Complaint alleges trademark infringement, false representation, and dilution under the Lanham Act and other claims arising from defendants’ alleged unlawful use of plaintiff’s trademarks. Plaintiff’s claims are based on the allegations that defendants sell keywords identical to plaintiff’s marks to various third parties and by manipulating search results, consumers are unwittingly diverted to competitors’ products and services. The plaintiff seeks injunctive relief and an unspecified amount of damages. The Company has tendered this suit to Google for indemnification pursuant to the terms of the Advertising Services Agreement, dated July 17, 2002, between Ask Jeeves and Google.

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

15.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company offers advanced Internet search technology to the public through advertiser-supported sites on the World Wide Web.

The Company provides its search technologies and services internationally both directly and through its joint venture. Attribution of revenues by geographic region is based on the country in which the

Ask Jeeves, Inc.

customer is domiciled. Geographic information on revenues of continuing operations is as follows (in thousands):

Year Ended December 31,	2003	2002	2001

Revenues:
U.S.	$70,019	$42,411	$35,752
Europe	32,748	18,090	11,275
Japan	4,525	4,547	4,542

Total	$107,292	$65,048	$51,569

16. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of net income (loss) per share (in thousands, except share and per share data):

	Year Ended December 31,
	2003	2002	2001

Basic and diluted net income (loss) per share
Numerator: Net income (loss)	$26,049	$(21,303)	$(425,258)

Denominator: Weighted-average shares common stock outstanding	44,238,909	40,745,809	37,201,298
Less: weighted average shares common stock subject to repurchase	(5,448)	(47,672)	(168,365)

Weighted-average shares used in calculation of basic net income (loss) per share	44,233,461	40,698,137	37,032,933
Weighted-average effect of dilutive securities:
Convertible subordinated notes	3,868,849	—	—
Employee stock options	6,149,755	—	—
Restricted common stock	481,379	—	—
Warrants	39,785	—	—

Weighted-average shares used in calculation of diluted net income (loss) per share	54,773,229	40,698,137	37,032,933

Net income (loss) per share:
Basic	$0.59	$(0.52)	$(11.48)

Diluted	$0.48	$(0.52)	$(11.48)

If the Company had reported net income for the years ended December 31, 2002 and 2001, the calculation of historical diluted earnings per share would have included an additional 1,480,922 and 1,408,338 common equivalent shares related to the outstanding stock options and warrants not included above (determined using the treasury stock method). For the years ended December 31, 2003, 2002 and 2001, a total of 1,383,205, 4,597,853 and 6,291,056 common equivalent shares related to outstanding stock options and warrants (determined using the treasury stock method) have been excluded from the calculation of historical diluted earnings per share as their respective exercise prices were more than the average market value for the respective periods.

17. DISCONTINUED OPERATIONS

On May 28, 2003, the Company entered into an agreement to sell certain assets used in the Jeeves Solutions division to Kanisa Inc. (“Kanisa”). The sale of such assets closed on July 1, 2003 at which time the Company ceased offering Jeeves Solutions products and services to corporate customers. The

Ask Jeeves, Inc.

assets sold included, among other things, tangible personal property, intellectual property and customer and business contracts.

In the third quarter of 2003, the Company recorded a gain of approximately $2.5 million, net of estimated income taxes of $109,000, representing the excess of the purchase consideration received at closing over the book value of the assets sold, as well as the remaining amount of deferred license fees applicable to Jeeves Solutions. In exchange for the sale of such assets, the Company received $3.4 million in cash at the closing and a promissory note for up to $750,000, which is payable one year from the date of closing. The amount payable under the note is currently expected to be approximately $731,000, subject to certain upward or downward adjustments, but in no event shall the amount payable under the note exceed $750,000. The proceeds, if any, from the promissory note will be recorded as additional gain on the transaction upon receipt.

Total revenues related to the discontinued operations were $4.2 million, $9.1 million and $15.0 million for the years ended December 31, 2003, 2002, and 2001, respectively. The assets and liabilities of Jeeves Solutions have been classified as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets and the results of operations have been reclassified as loss from discontinued operations in the Condensed Consolidated Statement of Operations for all dates and periods presented.

18.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
2003 (in thousands)	December 31	September 30	June 30	March 31

Revenue	$31,834	$27,176	$25,568	$22,714
Gross profit	$26,176	$21,920	$20,082	$17,197
Operating income	$7,786	$3,931	$4,780	$2,481
Income from continuing operations	$7,638	$3,839	$4,857	$8,451
Net income	$7,638	$6,321	$4,399	$7,691
Income from continuing operations per share— basic	$0.16	$0.09	$0.11	$0.20
Income (loss) from discontinued operations per share— basic	—	$0.05	$(0.01)	$(0.02)

Net income per share— basic	$0.16	$0.14	$0.10	$0.18

Income from continuing operations per share— diluted	$0.13	$0.07	$0.09	$0.17
Income (loss) from discontinued operations per share— diluted	—	$0.04	$(0.01)	$(0.01)

Net income per share— diluted	$0.13	$0.11	$0.08	$0.16

	Three Months Ended
2002 (in thousands)	December 31	September 30	June 30	March 31

Revenue	$20,169	$15,886	$15,381	$13,612
Gross profit	$15,105	$10,778	$10,658	$9,205
Operating income (loss)	$2,565	$(2,484)	$(5,071)	$(7,946)
Income (loss) from continuing operations	$2,862	$(2,235)	$(4,949)	$(6,534)
Net income (loss)	$2,005	$(4,370)	$(8,499)	$(10,439)
Income (loss) from continuing operations per share— basic	$0.07	$(0.06)	$(0.12)	$(0.16)
Loss from discontinued operations per share— basic	$(0.02)	$(0.05)	$(0.09)	$(0.10)

Net income (loss) per share— basic	$0.05	$(0.11)	$(0.21)	$(0.26)

Income (loss) from continuing operations per share— diluted	$0.06	$(0.06)	$(0.12)	$(0.16)
Loss from discontinued operations per share— diluted	$(0.01)	$(0.05)	$(0.09)	$(0.10)

Net income (loss) per share— diluted	$0.05	$(0.11)	$(0.21)	$(0.26)

See Notes 2, 5 and 11 for a description of certain quarterly items.

Ask Jeeves, Inc.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, which we refer to as the Evaluation Date. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date such that the information relating to Ask Jeeves, including our consolidated subsidiaries, required to be disclosed in our SEC reports:

•	is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and

•	is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the year ended December 31, 2003, no change in our internal control over financial reporting occurred that, in our judgment, either materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will appear in the definitive Proxy Statement circulated by our board of directors in connection with our 2004 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2004, and is hereby incorporated by reference to that filing.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will appear in the definitive Proxy Statement circulated by our board of directors in connection with our 2004 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2004, and is hereby incorporated by reference to that filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will appear in the definitive Proxy Statement circulated by our board of directors in connection with our 2004 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2004, and is hereby incorporated by reference to that filing.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will appear in the definitive Proxy Statement circulated by our board of directors in connection with our 2004 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2004, and is hereby incorporated by reference to that filing.

Ask Jeeves, Inc.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will appear in the definitive Proxy Statement circulated by our board of directors in connection with our 2004 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2004, and is hereby incorporated by reference to that filing.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements. The following are filed as part of Item 8 of this Report on Form 10-K:

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flow
Notes of Consolidated Financial Statements
Report of Ernst & Young, LLP, Independent Auditors

(2)	Financial Statement Schedules. Schedule II “Valuation and Qualifying Accounts” appears below. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because the information required to be set forth therein is not applicable or is shown in the Financial Statements or notes thereto. The financial statement schedule below should be read in conjunction with the consolidated financial statements.

	Balance at	Charges to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period

Year ended December 31, 2003:
Allowance for doubtful accounts	$1,945	$391	$899	$1,437
Continuing Operations	1,593			1,437
Discontinued Operations	352			—
Year ended December 31, 2002:
Allowance for doubtful accounts	$1,813	$491	$359	$1,945
Continuing Operations	1,032			1,593
Discontinued Operations	781			352
Year ended December 31, 2001:
Allowance for doubtful accounts	$4,627	$2,021	$4,835	$1,813
Continuing Operations	4,567			1,032
Discontinued Operations	60			781

(b)	Reports on Form 8-K. During the fourth quarter of 2002, we furnished the following current reports on Form 8-K:

(1)	October 22, 2003. This report announced under Item 12 our third quarter results and furnished our earnings release as an exhibit.

(2)	November 3, 2003. This report announced under Item 9 that effective January 1, 2004, A. George (Skip) Battle would become the Executive Chairman of our Board of Directors, Steven Berkowitz would become our Chief Executive Officer and Garrett Gruener, who was then Chairman of the Board, would step down as Chairman but remain on the board as a director.

(c)	Exhibits. The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this annual report.

Ask Jeeves, Inc.

SIGNATURES AND POWERS OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Emeryville, State of California, on March 1, 2004.

ASK JEEVES, INC.

By:	/s/ STEVEN BERKOWITZ

Steven Berkowitz
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below each severally constitutes and appoints A. George (Skip) Battle, Steven Berkowitz, Scott T. Bauer and Brett M. Robertson, and each of them acting individually without the others, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits and schedules thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or their substitutes, may lawfully do, or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ A. GEORGE (SKIP) BATTLE A. George (Skip) Battle	Executive Chairman of the Board of Directors	March 1, 2004

/s/ STEVEN BERKOWITZ Steven Berkowitz	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2004

/s/ STEVEN J. SORDELLO Steven J. Sordello	Chief Financial Officer (Principal Financial Officer)	March 1, 2004

/s/ SCOTT T. BAUER Scott T. Bauer	Vice President and Corporate Controller (Principal Accounting Officer)	March 1, 2004

/s/ DAVID S. CARLICK David S. Carlick	Director	March 1, 2004

/s/ JOSHUA GOLDMAN Joshua Goldman	Director	March 1, 2004

Ask Jeeves, Inc.

Signature	Title	Date

/s/ GARRETT GRUENER Garrett Gruener	Director	March 1, 2004

/s/ JAMES KIRSNER James Kirsner	Director, Chair of the Audit Committee	March 1, 2004

/s/ GEOFFREY Y. YANG Geoffrey Y. Yang	Director	March 1, 2004

Ask Jeeves, Inc.

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10K (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

Plans of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Agreement and Plan of Merger, dated June 29, 1999, by and between the Registrant and AJ Merger Corporation (previously filed as Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
2.2	Agreement and Plan of Merger and Reorganization, dated as of November 19, 1999, by and among the Registrant, Net Effect Systems, Inc. and Neutral Acquisition Corp. (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed November 18, 1999, and incorporated herein by reference).
2.3	Agreement and Plan of Merger and Reorganization, dated as of January 25, 2000, by and among the Registrant, Direct Hit Technologies, Inc. and Answer Acquisition Corp. (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed February 14, 2000, and incorporated herein by reference).
2.4	Certificate of Ownership and Merger Merging Net Effects Systems, Inc. and Direct Hit Technologies, Inc. with and into the Registrant, dated as of December 28, 2000 (previously filed as Exhibit 2.4 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
2.5	Agreement and Plan of Merger and Reorganization, dated as of September 10, 2001, by and among the Registrant, Answer Acquisition Corp. No. 2, and Teoma Technologies, Inc., and solely with respect to Article X, Hawk Holdings, LLC, as Stockholders’ Agent, and Chase Manhattan Bank and Trust, N.A., as Escrow Agent (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed September 17, 2001, and incorporated herein by reference).
Charter Documents
3.1.1	Certificate of Incorporation of AJ Merger Corporation (previously filed as Exhibit 3.1 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).
3.1.2	Amended and Restated Certificate of Incorporation of the Registrant, dated July 6, 1999 (previously filed as Exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
3.1.3	Certificate of Correction of Amended and Restated Certificate of Incorporation of the Registrant, dated as of April 6, 2001 (previously filed as Exhibit 3.1.3 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
3.1.4	Certificate of Designation of Series A Junior Participating Preferred Stock (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed May 10, 2001, and incorporated herein by reference).
Bylaws
3.2.1	Bylaws of the Registrant (previously filed as Exhibit 3.4 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).
3.2.2*	Certificate of Amendment of Bylaws
Instruments Defining the Rights of Security Holders
4.1	Specimen Certificate for Registrant’s Common Stock (previously filed as Exhibit 4.2 to the Registrant’s Amendment No. 2 to Form S-1, filed June 7, 1999, and incorporated herein by reference).
4.2.1	Rights Agreement (commonly called a “poison pill plan”), dated as of April 26, 2001, between the Registrant and Fleet National Bank, N.A. (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed May 10, 2001, and incorporated herein by reference).

Ask Jeeves, Inc.

Exhibit No.	Description

4.2.2	Form of Rights Certificate (filed as Exhibit B to Rights Agreement, dated as of April 26, 2001, between the Registrant and Fleet National Bank, N.A., previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed May 10, 2001, and incorporated herein by reference).
4.3.1	Indenture (relating to the Zero Coupon Subordinated Convertible Notes), dated as of June 4, 2003, by and between Ask Jeeves, Inc. and The Bank of New York, as Trustee (previously filed as Exhibit 4.3.1 to the Registrant’s Form S-3 registration statement, filed September 19, 2003, and incorporated herein by reference).
4.3.2	Form of Zero Coupon Convertible Subordinated Note (included within Exhibit 4.3.1).
Equity Compensation Plan Documents
10.1.1.1†	1996 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).
10.1.1.2†	Form of Option Agreement for the 1996 Equity Incentive Plan (previously filed as Exhibit 10.2 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).
10.1.2.1.1†	1999 Equity Incentive Plan, adopted April 16, 1999 and approved by Stockholders on May 21, 1999 and May 25, 2000 (composite plan document reflecting amendments adopted through the date hereof) (previously filed as Exhibit 4.1 to the Registrant’s Form S-8, filed May 15, 2003, and incorporated herein by reference).
10.1.2.2†	Form of Stock Option Grant Notice for the 1999 Equity Incentive Plan (previously filed within Exhibit 10.4.1 to the Registrant’s Annual Report on Form 10-K, filed April 2, 2001, and incorporated herein by reference).
10.1.2.3†	Form of Option Agreement for the 1999 Equity Incentive Plan (previously filed as Exhibit 99.2 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).
10.1.2.4†	Form of Addendum to Stock Option Agreement applicable to certain grants under the 1999 Equity Incentive Plan from the Registrant to each of A. George (Skip) Battle, Steven Berkowitz, Steven Sordello, Heather Staples and Claudio Pinkus (previously filed as exhibit 10.1.2.4 to the Registrant’s Form 10-Q filed August 5, 2003 and incorporated herein by reference).
10.1.3.1†	1999 Non-Qualified Equity Incentive Plan, as Amended through January 10, 2001 (previously filed as Exhibit 99.4 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).
10.1.3.2†	Form of Option Agreement for the 1999 Non-Qualified Equity Incentive Plan (previously filed as Exhibit 99.5 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).
10.1.3.3†	2002 UK Approved Rules for Grants under the 1999 Non-Qualified Equity Plan (the “UK Sub Plan”), as adopted by the Registrant on January 13, 2003 (previously filed as Exhibit 10.1.3.3 to the Registrant’s Form 10-Q, filed May 2, 2003, and incorporated herein by reference).
10.1.4†	1999 Employee Stock Purchase Plan, as amended through May 25, 2000 (previously filed as Exhibit 99.3 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).
Other Compensation-Related Agreements
10.2.1.1†	Offer letter dated as of January 5, 1999, by and between the Registrant and Frank A. Vaculin (previously filed as Exhibit 10.18 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).
10.2.1.2†	Severance terms as of April 30, 2001, by and between the Registrant and Frank A. Vaculin (previously filed as Exhibit 10.18.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.2.1†	Offer letter dated as of May 27, 1999, by and between the Registrant and George S. Lichter (previously filed as Exhibit 10.29 to the Registrant’s Amendment No. 2 to Form S-1, filed June 7, 1999, and incorporated herein by reference).
10.2.2.2†	Incentive Agreement, entered into as of January 2, 2001, by and between the Registrant and George Lichter (previously filed as Exhibit 10.46.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).

Ask Jeeves, Inc.

Exhibit No.	Description

10.2.2.3†	Amendment to Incentive Agreement, dated June 18, 2001, by and between the Registrant and George Lichter (previously filed as Exhibit 10.46.2 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.2.4†	Second Amendment to Incentive Agreement, entered into as of August 30, 2001, by and between the Registrant and George Lichter (previously filed as Exhibit 10.46.3 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.2.5†	Separation Agreement, dated February 6, 2002, made by and between George Lichter and the Registrant (previously filed as Exhibit 10.46.4 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.3.1†	Offer letter dated as of December 8, 2000, by and between the Registrant and A. George (Skip) Battle (previously filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K, filed April 2, 2001, and incorporated herein by reference).
10.2.3.2†	Offer letter of New Terms of Employment, dated April 3, 2001, by and between the Registrant and A. George (Skip) Battle (previously filed as Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2001, and incorporated herein by reference).
10.2.3.3†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and A. George (Skip) Battle (previously filed as Exhibit 10.2.3.3 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.4.1†	Promissory Note, dated March 15, 2001, by and between the Registrant and Steven J. Sordello (previously filed as Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2001, and incorporated herein by reference).
10.2.4.2†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and Steven J. Sordello (previously filed as Exhibit 10.2.4.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.4.3†	Addendum to Stock Option Agreement regarding the April 1, 2003 stock option grant under the 1999 Equity Incentive Plan from the Registrant to Steven J. Sordello (previously filed as Exhibit 10.2.4.3 to the Registrant’s Quarterly Report on Form 10-Q, filed August 5, 2003, and incorporated herein by this reference).
10.2.4.4†	Restricted Stock Award Agreement under the 1999 Equity Incentive Plan by and between the Registrant and Steven J. Sordello, dated September 30, 2003 (previously filed as Exhibit 10.2.4.4 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2003, and incorporated herein by reference).
10.2.5†	Severance letter dated March 28, 2001, by and between the Registrant and Adam Klein previously filed as Exhibit 10.39.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.6.1†	Offer letter dated April 23, 2001, by and between the Registrant and Steven Berkowitz (previously filed as Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2001, and incorporated herein by reference).
10.2.6.2†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and Steven Berkowitz (previously filed as Exhibit 10.2.6.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.6.3†	Restricted Stock Award Agreement under the 1999 Equity Incentive Plan by and between the Registrant and Steven Berkowitz, dated September 30, 2003 (previously filed as Exhibit 10.2.6.3 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2003, and incorporated herein by reference).
10.2.7.1†	Incentive Agreement, entered into as of January 2, 2001, by and between the Registrant and Claudio Pinkus (previously filed as Exhibit 10.45.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.7.2†	Amendment to Incentive Agreement, dated June 18, 2001, by and between the Registrant and Claudio Pinkus (previously filed as Exhibit 10.45.2 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).

Ask Jeeves, Inc.

Exhibit No.	Description

10.2.7.3†	Second Amendment to Incentive Agreement, entered into as of August 29, 2001, by and between the Registrant and Claudio Pinkus (previously filed as Exhibit 10.45.3 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.7.4†	Third Amendment to Incentive Agreement, entered into as of November 17, 2001, by and between the Registrant and Claudio Pinkus (previously filed as Exhibit 10.45.4 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.7.5†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and Claudio Pinkus (previously filed as Exhibit 10.2.7.5 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.7.6†	Severance Agreement by and between the Registrant and Claudio Pinkus, dated August 28, 2003 (previously filed as Exhibit 10.2.7.6 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2003, and incorporated herein by reference).
10.2.8.1†	Form of Indemnity Agreement by and between the Registrant and each of its then-current directors and executive officers (previously filed as Exhibit 10.27 to the Registrant’s Amendment No. 1 to Form S-1, filed May 10, 1999, and incorporated herein by reference).
10.2.8.2†	Form of Indemnification Agreement, dated May 2003, entered into between the Registrant and each of A. George (Skip) Battle, David Carlick, Joshua Goldman, Garrett Gruener, James Kirsner, Geoffrey Y. Yang, Scott Bauer, Steve Berkowitz, Adrian Cox, John Scott Lomond, Claudio Pinkus, Brett Robertson, Steve Sordello and Heather Staples (previously filed as Exhibit 10.2.8.2 to the Registrant’s Form 10-Q, filed August 5, 2003 and incorporated herein by reference).
10.2.9.1†	Severance Benefit Letter Agreement, dated as of December 3, 2002, by and between the Registrant and Brett M. Robertson (previously filed as Exhibit 10.2.9.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.10.1†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and Heather J. Staples (previously filed as Exhibit 10.2.10.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.11†	Separation Agreement and Mutual Release, dated as of December 23, 2002, by and between the Registrant and Cynthia Pevehouse (previously filed as Exhibit 10.2.11 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
U.S. Leases
10.3.1	Office Lease dated as of April 29, 1999, by and between the Registrant and Emery Station Associates, L.L.C. (previously filed as Exhibit 10.28 to the Registrant’s Amendment No. 2 to Form S-1, filed June 7, 1999, and incorporated herein by reference).
10.3.2	Master Lease Agreement dated as of June 15, 1999, by and between the Registrant and Comdisco, Inc. (previously filed as Exhibit No. 4 to the Registrant’s Amendment No. 4 to Form S-1, filed June 29, 1999, and incorporated herein by reference).
10.3.3	Lease Amendment and Termination Agreement, made February 4, 2002, by and between the Registrant, as Tenant, and Oakland City Center LLC, as Landlord (previously filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
Ask Jeeves U.K. Documents
10.4.1	Agreement Relating to the Sale and Purchase of the Entire Issued Share Capital of Carlton & Granada Internet Limited, dated as of February 7, 2002, by and among the Registrant, Carlton Communications PLC, Granada Media Group Limited, Carlton & Granada Internet Limited, Ask Jeeves (Jersey) Limited and Ask Jeeves International, Inc. (previously filed as Exhibit 2.1 to the Registrant’s Form S-3, filed March 6, 2002, and incorporated herein by reference).
10.4.2	Further Supplemental Partnership Deed relating to Ask Jeeves UK, dated February 14, 2002, by and among the Registrant, Carlton Communications PLC, Granada Media Group Limited, Carlton & Granada Internet Limited, Ask Jeeves (Jersey) Limited, Ask Jeeves International Inc. and Ask Jeeves UK (previously filed as Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q, filed April 30, 2002, and incorporated herein by reference).

Ask Jeeves, Inc.

Exhibit No.	Description

10.4.3	Tax Deed relating to the acquisition of the entire issued share capital of Carlton & Granada Internet Limited, dated March 6, 2002, by and among the Registrant, Carlton Communications PLC and Granada Media Group Limited (previously filed as Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q, filed April 30, 2002, and incorporated herein by reference).
10.4.4	Underlease, dated March 15, 2000, by and between City & General (West End) Limited and the Ask Jeeves UK Partnership (previously filed as Exhibit 10.4.4 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
Japanese Joint Venture Documents
10.5.1‡	Joint Venture Agreement by and between Trans Cosmos Inc. USA Pacific Holdings Company III, and Ask Jeeves International, Inc., dated as of August 31, 2000 (previously filed as Exhibit 10.5.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.5.2.1‡	Distribution and License Agreement by and between Ask Jeeves International, Inc., Ask Jeeves Japan Co., Ltd., the Registrant, and Trans Cosmos, Inc., dated as of August 31, 2000 (previously filed as Exhibit 10.5.2.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.5.2.2‡	Amendment No. 1 to the Distribution and License Agreement by and between Ask Jeeves International, Inc. and Kabushiki Kaisha Ask Jeeves Japan, dated as of December 1, 2000 (previously filed as Exhibit 10.5.2.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.5.2.3‡	Amendment No. 2 to the Distribution and License Agreement by and between Ask Jeeves International, Inc. and Kabushiki Kaisha Ask Jeeves Japan, dated as of January 1, 2002 (previously filed as Exhibit 10.5.2.3 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
Warrants to Purchase Common Stock of the Registrant
10.6.1	Warrant to purchase 15,000 shares of Common Stock granted by the Registrant to Antenna Group Provided, dated as of June 30, 1998 (previously filed as Exhibit 4.3 to the Registrant’s Amendment No. 1 to Form S-1, filed May 10, 1999, and incorporated herein by reference).
10.6.2	Warrant to purchase 105,000 shares of Common Stock granted by the Registrant to Boris Katz, dated as of July 26, 2001 (previously filed as Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.6.3	Warrant to purchase 70,000 shares of Common Stock granted by the Registrant to Patrick Winston, dated as of July 26, 2001 (previously filed as Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
Registration Rights Agreements
10.7.1	Form of Registration Rights Agreement, between the Registrant and Stockholders of Net Effect Systems, Inc. (previously filed as Exhibit 10.35 to the Registrant’s Amendment No. 1 to Form S-1, filed February 23, 2000, and incorporated herein by reference).
10.7.2	Registration Rights Agreement, dated September 10, 2001, by and between the Registrant and the multiple parties listed therein (previously filed as Exhibit 10.44 to the Registrant’s Current Report on Form 8-K, filed September 17, 2001, and incorporated herein by reference).
10.7.3	Registration Rights Agreement (relating to the Zero Coupon Subordinated Convertible Notes), dated as of June 4, 2003, by and between Ask Jeeves, Inc. and Credit Suisse First Boston LLC, as initial purchaser (previously filed as Exhibit 10.7.3 to the Registrant’s Form S-3 registration statement, filed September 19, 2003, and incorporated herein by reference).

Ask Jeeves, Inc.

Exhibit No.	Description

Miscellaneous
10.8.1‡	Advertising Services Agreement, dated July 17, 2002, by and between the Registrant and Google, Inc. (previously filed as Exhibit 10.52 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2002, and incorporated herein by reference).
10.8.2‡	Amendment Number One to the Advertising Services Agreement, dated October 23, 2002, by and between the Registrant and Google, Inc. (previously filed as Exhibit 10.8.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.8.3‡	Google Services Agreement, dated May 15, 2003, by and between Ask Jeeves UK Partnership and Google Technology, Inc. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2003, filed May 29, 2003, and incorporated herein by reference).
10.9.1‡	Agreement by and between the Registrant and The Wodehouse No. 3 Trust, dated as of January 1, 2000 (previously filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.9.2‡	First Amendment to Agreement by and between the Registrant and The Wodehouse No. 3 Trust, dated as of May 9, 2003 (previously filed as Exhibit 10.9.2 to the Registrant’s Form 10-Q filed August 5, 2003 and incorporated herein by reference).
10.10.1‡	DARTTM Service Agreement for Publishers by and between DoubleClick Inc. and the Registrant, effective as of March 31, 1999 (previously filed as Exhibit 10.10.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.10.2‡	Addendum No. 1 to DART Service Agreement for Publishers by and between DoubleClick Inc. and the Registrant, effective as of October 1, 2000 (previously filed as Exhibit 10.10.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.10.3‡	Addendum No. 2 to DART Service Agreement for Publishers by and between DoubleClick Inc. and the Registrant, effective as of March 30, 2001 (previously filed as Exhibit 10.10.3 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.10.4‡	DFP Extension Addendum No. 3 to DART Service Agreement for Publishers by and between DoubleClick Inc. and the Registrant, effective as of November 1, 2002 (previously filed as Exhibit 10.10.4 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.11	Asset Purchase Agreement dated May 28, 2003 by and between Ask Jeeves, Inc. and Kanisa Inc. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 28, 2003, filed May 29, 2003, and incorporated herein by reference).
14.1*	Code of Ethics
21.1	Subsidiaries of the Registrant (previously filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
23.1*	Consent of Ernst & Young LLP, Independent Auditors
31.1*	Certification of Steven Berkowitz under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Steven J. Sordello under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Denotes a management contract or compensatory plan.
‡	Portions of this exhibit were omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.

Ask Jeeves, Inc.