Form 10-Q
period 2004-03-31
ASK JEEVES INC
filed 2004-05-03
CIK 1054298

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2004

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

      The number of shares outstanding of the registrant’s Common Stock as of April 29, 2004 was 47,794,740.

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

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

ASK JEEVES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2004	2003

	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$67,699	$36,673
Marketable securities	125,991	143,975

Total cash, cash equivalents and marketable securities	193,690	180,648
Accounts receivable, net	14,286	12,062
Prepaid expenses and other current assets	4,499	3,299

Total current assets	212,475	196,009
Property and equipment, net	14,387	10,933
Intangible assets, net	550	831
Other assets, net	5,226	4,482

Total assets	$232,638	$212,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$16,066	$12,050
Accrued compensation and related expenses	5,066	5,137
Accrued restructuring costs	979	1,167
Deferred revenue	4,147	5,367

Total current liabilities	26,258	23,721
Convertible subordinated notes	115,000	115,000
Other liabilities	326	326

Total liabilities	141,584	139,047
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value: 150,000,000 shares authorized 47,311,994 and 46,616,445 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	744,572	740,845
Accumulated deficit	(657,307)	(670,686)
Accumulated other comprehensive income	3,789	3,049

Total stockholders’ equity	91,054	73,208

Total liabilities and stockholders’ equity	$232,638	$212,255

See accompanying notes to condensed consolidated financial statements.

ASK JEEVES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended
	March 31,

	2004	2003

Revenues	$39,229	$22,715
Cost of revenues	6,070	5,516

Gross profit	33,159	17,199
Operating expenses:
Product development	4,753	3,544
Sales and marketing	9,164	6,891
General and administrative	5,344	4,281

Total operating expenses	19,261	14,716

Operating income	13,898	2,483
Gain on acquisition of joint venture	—	6,124
Interest and other income, net	581	180

Income before income tax provision	14,479	8,787
Income tax provision	1,100	335

Income from continuing operations	13,379	8,452
Loss from discontinued operations	—	(761)

Net income	$13,379	$7,691

Earnings per Share — Basic:
Income from continuing operations	$0.29	$0.20
Loss from discontinued operations	$—	$(0.02)

Net income per share	$0.29	$0.18

Weighted average shares outstanding used in computing basic net income per share	46,885,863	42,197,514

Earnings per Share — Diluted:
Income from continuing operations	$0.23	$0.17
Loss from discontinued operations	$—	$(0.01)

Net income per share	$0.23	$0.16

Weighted average shares outstanding used in computing diluted net income per share	59,370,727	48,619,325

Revenues from related parties	$1,131	$1,131

See accompanying notes to condensed consolidated financial statements.

ASK JEEVES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,

	2004	2003

Operating activities
Income from continuing operations	$13,379	$8,452
Adjustment to reconcile income from continuing operations to net cash provided by operating activities:
Loss from discontinued operations	—	(761)
Depreciation and amortization	1,732	2,026
Stock compensation	191	34
Amortization of other assets	464	529
Gain on acquisition of joint venture	—	(6,124)
Changes in operating assets and liabilities:
Accounts receivable	(2,224)	118
Prepaid expenses and other assets	(2,127)	(26)
Accounts payable and other accrued liabilities	4,016	2,072
Accrued compensation and related expenses	(71)	452
Accrued restructuring costs	(188)	153
Deferred revenue	(1,220)	(1,548)

Net cash provided by operating activities	13,952	5,377
Investing activities
Purchases of property and equipment	(5,186)	(949)
Purchases of marketable securities	—	(1,544)
Redemption of marketable securities	18,056	—

Net cash provided by (used in) investing activities	12,870	(2,493)
Financing activities
Issuance of common stock	3,536	1,780
Repayment of capital lease obligations	—	(233)

Net cash provided by financing activities	3,536	1,547

Effect of exchange rate changes on cash and cash equivalents	668	(196)

Increase in cash and cash equivalents	31,026	4,235
Cash and cash equivalents at beginning of period	36,673	27,613

Cash and cash equivalents at end of period	$67,699	$31,848

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

Basis of Presentation

      The accompanying condensed consolidated financial statements as of March 31, 2004 and for the three months ended March 31, 2004 are unaudited, but include all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position, operating results and cash flows as of the interim date and for the periods presented. Results for the three months ended March 31, 2004 are not necessarily indicative of results for the entire fiscal year or future periods. The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

      The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The investment in the Ask Jeeves Japan joint venture in which the Company has significant influence but does not have a controlling voting interest or a majority interest in the assets, obligations or results of operations is accounted for under the equity method. Investments in which the Company does not have the ability to exert significant influence are accounted for at cost. All significant intercompany transactions and balances have been eliminated upon consolidation.

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

ASK JEEVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Revenue

      During the three months ended March 31, 2004 and 2003, paid placement revenues from one provider accounted for 69% and 44% of revenues from continuing operations, respectively. This provider accounted for 52% and 15% of gross accounts receivable as of March 31, 2004 and 2003, respectively. The Company’s U.S. agreement with this provider is scheduled to terminate in September 2005 (but allows for termination for convenience by either party during September or October of 2004), and the Company’s U.K. agreement with this provider is scheduled to terminate in May 2005.

Net Income Per Share

      Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options, warrants, and convertible subordinated notes.

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

      Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black Scholes valuation model, the Company’s net income and basic and diluted net income per share would have been decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended

	March 31,	March 31,
	2004	2003

Net income, as reported	$13,379	$7,691
Deduct:
Total stock-based employee compensation expense determined under fair value based method for Employee Stock Purchase Plan	(139)	(107)
Total stock-based employee compensation expense determined under fair value based method for stock options	(3,539)	(1,590)

Net income, pro forma	$9,701	$5,994

Net income per share:
Basic, as reported	$0.29	$0.18
Basic, pro forma	$0.21	$0.14
Diluted, as reported	$0.23	$0.16
Diluted, pro forma	$0.16	$0.13

ASK JEEVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

      Certain prior period balances have been reclassified to conform to the current year presentation. The reclassifications did not affect previously reported net income.

2. COMMITMENTS AND CONTINGENCIES

      From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with its services, such as claims alleging defamation or invasion of privacy.

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

      On January 27, 2004, a lawsuit was filed in the United States District Court for the Southern District of New York captioned American Blind and Wallpaper, Inc. v. Google, Inc., et al., in which Ask Jeeves, Inc., America Online, Inc., Netscape Communications Corporation, Compuserve Interactive Services, Inc., and Earthlink, Inc. were also named as defendants. On February 27, 2004, the Company was served with an Amended Complaint in the matter. The Complaint alleges trademark infringement, false representation, and dilution under the Lanham Act and other claims arising from defendants’ alleged unlawful use of plaintiff’s trademarks. Plaintiff’s claims are based on the allegations that defendants sell keywords identical to plaintiff’s marks to various third parties and by manipulating search results, consumers are unwittingly diverted to competitors’ products and services. The plaintiff seeks injunctive relief and an unspecified amount of damages. The Company has tendered this suit to Google for indemnification pursuant to the terms of the Advertising Services Agreement, dated July 17, 2002, between Ask Jeeves and Google, and Google has agreed to indemnify the Company to the extent the claims relate to the Google paid listing.

      In management’s opinion, resolution of these matters is not expected to have a material adverse impact on the Company’s results of operations, cash flows or financial position. However, depending on the amount and timing, an unfavorable resolution of these matters could materially and adversely affect the Company’s future results of operations, cash flows or financial position in a future period.

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

3. CONVERTIBLE SUBORDINATED NOTES

      In June 2003, the Company issued $115.0 million aggregate principal amount of zero coupon convertible subordinated notes, due June 1, 2008. The notes were sold at face value and the net proceeds to the Company were $111.5 million, net of costs of issuance of $3.5 million, which have been recorded as other assets and are being amortized in the Consolidated Statements of Operations over the contractual term of the notes.

      The notes are convertible by the holders into shares of the Company’s common stock at any time at a conversion price of $16.90 per share, subject to certain adjustments. This is equivalent to a conversion rate of approximately 59.1716 shares per $1,000 principal amount of notes. Upon conversion, the Company has the right subject to certain conditions to deliver cash (or a combination of cash and shares) in lieu of shares of its common stock.

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

4. RESTRUCTURING AND FACILITY EXIT COSTS

      In December 2000, the Company’s Board of Directors approved a restructuring program aimed at streamlining the Company’s underlying cost structure to better position the Company for growth and improved operating results. During the three months ended March 31, 2004, the Company reported no additional restructuring charges. The following table sets forth the restructuring activity during the three months ended March 31, 2004 and 2003, respectively (in thousands).

	Accrued			Accrued
	Restructuring			Restructuring
	Costs,	Restructuring		Costs,
	Beginning of Period	Charges	Cash Paid	End of Period

Three months ended March 31, 2004
Facility exit costs	$1,167	$—	$(188)	$979

Total	$1,167	$—	$(188)	$979

ASK JEEVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Continued)

4. RESTRUCTURING AND FACILITY EXIT COSTS (Continued)

	Accrued			Accrued
	Restructuring			Restructuring
	Costs,	Restructuring		Costs,
	Beginning of Period	Charges	Cash Paid	End of Period

Three months ended March 31, 2003
Facility exit costs	$1,883	$—	$(187)	$1,696
Severance and professional fees	24	466	(126)	364

Total	$1,907	$466	$(313)	$2,060

Allocated to:
Continuing operations	$1,892	$—		$1,985
Discontinued operations	15	466		75

Total	$1,907	$466		$2,060

5. LINE OF CREDIT

      The Company has a revolving line of credit with a bank in the amount of $15.0 million. The line of credit expires on July 1, 2005. Borrowings under the line of credit bear fixed rate interest from the date of borrowing at LIBOR plus 0.4%. All borrowings and letters of credit under the credit facility are collateralized by an equal amount of the Company’s marketable securities. Borrowings under the line are subject to various covenants. As of March 31, 2004, no borrowings were outstanding under the line of credit. Standby letters of credit of approximately $104,000, which are being maintained as security for performance under various obligations, were issued and outstanding under the credit facility.

6. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

      The Company offers advanced Internet search technology to the public through advertiser-supported sites on the World Wide Web.

      The Company provides its search technologies and services internationally both directly and through its joint venture. Attribution of revenues by geographic region is based on the country in which the customer is domiciled. Geographic information on revenues of continuing operations is as follows:

	Three Months Ended

	March 31,	March 31,
(dollars in thousands)	2004	2003

U.S.	$24,953	$15,602
Europe	13,145	5,982
Japan	1,131	1,131

Total	$39,229	$22,715

7. DISCONTINUED OPERATIONS

      On May 28, 2003, the Company entered into an agreement to sell certain assets used in the Jeeves Solutions division to Kanisa Inc. (“Kanisa”). The sale of such assets closed on July 1, 2003 at which time the Company ceased offering Jeeves Solutions products and services to corporate customers. The assets sold

ASK JEEVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Continued)

7. DISCONTINUED OPERATIONS (Continued)

included, among other things, tangible personal property, intellectual property and customer and business contracts.

      In the third quarter of 2003, the Company recorded a gain of approximately $2.5 million, net of estimated income taxes of $109,000, representing the excess of the purchase consideration received at closing over the book value of the assets sold, as well as the remaining amount of deferred license fees applicable to Jeeves Solutions. In exchange for the sale of such assets, the Company received $3.4 million in cash at the closing and a promissory note for up to $750,000, which is payable one year from the date of closing. The amount payable under the note is currently expected to be approximately $731,000, subject to certain upward or downward adjustments, but in no event shall the amount payable under the note exceed $750,000. The proceeds, if any, from the promissory note will be recorded as an additional gain on the transaction upon receipt.

      Total revenues related to the discontinued operations were $2.4 million for the three months ended March 31, 2003. No revenue from discontinued operations was recognized during the first quarter of 2004. The results of operations have been reclassified as loss from discontinued operations in the Condensed Consolidated Statement of Operations for all dates and periods presented.

8. COMPREHENSIVE INCOME

      The components of comprehensive income are as follows:

	Three Months Ended

	March 31,	March 31,
(in thousands)	2004	2003

Net income	$13,379	$7,691
Other comprehensive income:
Change in unrealized gain on investments	72	(17)
Foreign currency translation adjustment	668	(196)

Comprehensive income	$14,119	$7,478

9. PENDING ACQUISITION

      On March 4, 2004, the Company announced it had signed a definitive agreement to acquire Interactive Search Holdings (ISH), a privately-held online search and media company. Under the terms of the agreement, the Company will issue 9.3 million shares of common stock and stock options, and pay $150.0 million in cash to complete the acquisition. The Company may pay up to an additional $17.5 million in cash based on various factors including ISH’s operating performance. The transaction is subject to certain closing conditions including regulatory approval.

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

      We operate four proprietary Web sites dedicated to search: Ask.com, Ask.co.uk, Teoma.com and AJKids.com. We also deliver, or syndicate, our search technology and advertising products to approximately 38 third-party Web sites as of March 31, 2004, including portals, infomediaries, and content and destination Web sites. We provide search results and/or advertising for those Web sites to display in response to their users’ search queries. We refer to these third-party Web sites as our syndication network.

      Our focus is on increasing our Web traffic (i.e., the number of search queries on our proprietary Web sites) by attracting more users and getting them to use our search services more frequently. We generate advertising revenue every time users click on the paid listings, or as a result of graphic advertising and other advertising products we deliver in response to their queries. In this way, we monetize a portion of our Web traffic. Some of the advertisements are sold by our direct sales force while others are supplied to us by our paid listings provider, which currently is Google, Inc. We also earn revenue by licensing our search technology to our Japanese joint venture and to some of the sites in our syndication network.

Recent Events

      On March 4, 2004, we announced that we had signed a definitive agreement to acquire privately-held Interactive Search Holdings, Inc. Under the terms of the agreement, we will issue 9.3 million shares of common stock and options and pay $150.0 million in cash, reflecting an aggregate purchase price of $343.0 million based on our closing price on March 3, 2004. We may pay up to an additional $17.5 million in cash based on various factors including Interactive Search Holdings’ operating performance. We believe that this acquisition will result in a number of benefits, including the following:

•	improving our ability to generate revenue by increasing web traffic volumes and market share;

•	increasing the financial returns to stockholders;

•	increasing the amount of resources available to invest in technology, site experiences and marketing; and

•	benefits arising from the complementary nature of each company’s product offerings and the ability to offer multiple brands with different search experiences and applications.

Following completion of the acquisition, Interactive Search Holdings will become a wholly-owned subsidiary of Ask Jeeves and its operations will remain in Irvington, New York. The transaction is subject to customary closing conditions, including regulatory approval. It is expected the transaction will be completed in mid-May.

Critical Accounting Policies

      Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which are known as GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions were made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. Our accounting policies that we believe are the most critical to a full understanding and evaluation of our reported financial results include those relating to:

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

      Our paid inclusion products provide an opportunity for Web sites to ensure that they are included in our search index. We recognize paid inclusion revenue in two ways. First, on a “per URL” basis, in which the revenues are collected in advance and recognized over the appropriate service period, which is typically one year; and second on a CPC basis, in which the revenue is recognized when the click is delivered. We plan to discontinue sales of our CPC-based product.

      License payments received from our Japanese joint venture were initially recorded as deferred revenue and are recognized as revenues on a straight-line basis over a four-year period. The license revenue will terminate during the third quarter of 2004.

      Our syndication services include the sale of advertising and paid placement products, and the licensing of our search technology to third-party Web sites. Syndication license fees primarily arise from revenue-sharing arrangements, fixed fee arrangements or fee-per-use arrangements, and revenues are recognized as the service is delivered. We allocate our syndication revenues among three of our revenue categories, paid placement, branded advertising, and paid inclusion, as applicable, when reporting our results. Revenues from revenue-sharing arrangements are recorded gross, including amounts paid to syndication partners, in accordance with Emerging Issues Task Force Issue No. 99-19, because we act as the primary obligor in the arrangement, perform a significant portion of the service, have latitude in establishing pricing and bear credit risk.

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

      We provide for United States income taxes on the earnings of our foreign subsidiaries unless they are considered indefinitely invested outside the United States. At March 31, 2004, the cumulative earnings upon which United States income taxes have not been provided are approximately $22.8 million. The income tax that would arise if these items were repatriated is approximately $9.1 million, some or all of which may be reduced by NOLs or foreign tax credits.

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

Revenues

	Three Months Ended March 31,

(dollars in thousands)	2004	Change	2003

Revenue	$39,229	72.7%	$22,715

      Total revenues for the first quarter of 2004 grew 72.7% as compared with the first quarter of 2003. Generally, revenues were favorably affected by usage of our Web sites, which we refer to as our Web traffic. Traffic to our proprietary sites was strong, with queries growing 42% as compared with the first quarter of 2003. Contributing to the growth in queries, both unique users and average user site visit frequency per month increased, with unique users rising 20% and frequency increasing 14% when compared to the same period of 2003.

      Our revenues are related to our Internet search services and to our syndication of Web search services to third party Web sites. Our revenues consist of four main categories: (1) sales of paid placement products; (2) sales of branded advertising products; (3) paid inclusion products; and (4) licensing. Syndication revenues are included within each of the above categories, as applicable. The table below presents revenues for each category, split between the U.S., Europe and Japan.

	Three Months Ended March 31,

(dollars in thousands)	2004	Change	2003

Paid Placement:
U.S.	$20,489	82.8%	$11,209
Europe	10,672	158.2%	4,133

Total Paid Placement	31,161	103.1%	15,342

Branded Advertising:
U.S.	3,811	(3.2)%	3,936
Europe	2,255	22.2%	1,845

Total Branded Advertising	6,066	4.9%	5,781

	Three Months Ended March 31,

(dollars in thousands)	2004	Change	2003

Paid Inclusion:
U.S.	653	42.9%	457
Europe	218	5,350.0%	4

Total Paid Inclusion	871	88.9%	461

Licensing:
Japan	1,131	—	1,131

Total Licensing	1,131	—	1,131
Total Revenues	$39,229	72.7%	$22,715

Total:
U.S.	$24,953	59.9%	$15,602
Europe	13,145	119.7%	5,982
Japan	1,131	—	1,131

Total Revenues	$39,229	72.7%	$22,715

      Paid placement revenues in the first quarter of 2004 grew significantly over the first quarter of 2003. Relative to 2003, paid placement increased primarily due to overall increases in traffic to our Web sites. Additionally, paid placement revenues in the first quarter of 2004 benefited from improvements in the percentage of queries covered by paid placement advertisers as well as from improved performance by a new paid placement contract in the U.K., which we signed in May 2003.

      Branded advertising revenues increased modestly company-wide, with an increase in the U.K. partially offset by a slight decline in the U.S. Advertising sales in the U.S. were impacted by efforts to improve our site experience, which has resulted in decreases in the frequency with which we display ads to users. Partially offsetting this is an increase in the amount we receive for those ads that are displayed, as they are typically more targeted, and thus more valuable, to our advertisers. Advertising sales in the U.K. benefited from increases to both volume and pricing for the Branded Response product, as compared with the similar period in 2003.

      Revenues from paid inclusion grew as compared with the first quarter of 2003 when it had been recently launched.

      License revenues relate primarily to a technology license to our Japanese joint venture and are recognized ratably over the estimated service period applicable to this arrangement. Consequently, we expect to record approximately $1.1 million related to this license in the second quarter of 2004. The amortization period of this license ends during the third quarter of 2004.

      For the second quarter of 2004, we expect that a seasonal decrease in Web traffic will result in revenues that are slightly lower than those of the first quarter. We believe that our traffic generally corresponds with overall Internet usage, which historically has declined slightly in the second and third quarters during the summer months and returned in the fourth quarter. Additionally, we intend to continue to seek increased Web traffic by increasing our marketing efforts and by improving the relevance of our search results and, thereby, increasing user satisfaction and usage.

Gross Margin

	Three Months Ended March 31,

(dollars in thousands)	2004	Change	2003

Gross Profit	$33,159	92.8%	$17,199
Gross Margin	84.5%		75.7%

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

      Gross margin percentage increased in the first quarter of 2004 as percentage increases in revenues exceeded percentage increases in cost of revenues. On a dollar basis, cost of revenues increased $554,000 to $6.1 million in the first quarter of 2004 as compared with the first quarter of 2003, reflecting increased traffic acquisition costs associated with the higher levels of traffic.

      We expect gross margin in the second quarter of 2004 to be similar to the first quarter of 2004.

Operating Expenses

	Three Months Ended March 31,

(dollars in thousands)	2004	Change	2003

Product development	$4,753	34.1%	$3,544
Percentage of total revenues	12.1%		15.6%
Sales and marketing	$9,164	33.0%	$6,891
Percentage of total revenues	23.4%		30.3%
General and administrative	$5,344	24.8%	$4,281
Percentage of total revenues	13.6%		18.8%

Product Development Expenses

      Product development expenses consist primarily of salaries and related personnel costs, consultant fees and expenses related to the design, development, testing and enhancement of our technology and services. To date, all software development costs have been expensed as incurred.

      Product development expenses increased on a dollar basis in the first quarter of 2004 as compared with the first quarter of 2003 due to increases in compensation and compensation-related expenses as we grew our research and development team in order to expand our Teoma technology and add new features on our Web sites.

      We expect product development expenses to increase on a dollar and percentage basis in the second quarter of 2004 as we continue to invest in our Teoma technology and new features on our Web sites.

Sales and Marketing Expenses

      Sales and marketing expenses consist primarily of advertising, promotional and public relations expenditures, as well as salaries, commissions and related personnel expenses of our sales force.

      Sales and marketing spending increased on a dollar basis as compared with the corresponding period in 2003 due to increasing advertising costs, but fell as a percentage of total revenues due to faster revenue growth. Our marketing campaigns were focused on promoting both branding and traffic generation.

      We expect sales and marketing expenses in the second quarter of 2004 to increase, both on a dollar basis and as a percentage of revenues, relative to the first quarter of 2004 as we plan to invest in marketing across all of our product lines.

General and Administrative Expenses

      General and administrative expenses consist of costs for general corporate functions, as well as depreciation and other facilities charges. Also included is the provision for doubtful accounts, various accounting, investor relations and legal costs associated with operating our business, and administrative function salaries.

      The increase in general and administrative expenses in the first quarter of 2004 reflects an increase in salaries, employee-related benefits and incentive compensation as we expanded headcount to manage the growing business, and rewarded employees for the company’s performance. However, as a percentage of total revenue, general and administrative expenses have decreased as compared to the three months ended March 31, 2004.

      We expect general and administrative expenses in the second quarter of 2004 to be consistent with the first quarter.

	Three Months Ended March 31,

(dollars in thousands)	2004	Change	2003

Gain on acquisition of joint venture	$—	(100.0)%	$6,124
Interest and other income, net	$581	222.8%	$180
Income tax provision	$1,100	228.4%	$335
Loss from discontinued operations	$—	100.0%	$(761)

Gain on Acquisition of Joint Venture

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

      Interest income was $442,000 and $269,000 for the three months ended March 31, 2004 and 2003 respectively. Interest income increased as our average balance of funds held in interest-earning investments increased. Net proceeds from the sale of the convertible subordinated notes are being held in marketable securities. Subsequently, our realized gains and losses on investments increased $129,000 for the first quarter of 2004 compared to the same period in 2003.

      Interest expense was $3,000 and $82,000 for the three months ended March 31, 2004 and 2003. During 2003 we repaid the outstanding borrowings under our line of credit, and paid off the remaining obligation under our capital lease. As a result, interest expense decreased.

Income Tax Provision

      We recorded an income tax provision in the amount of $1.1 million in the first quarter of 2004 relating primarily to income from our international operations. The provision differs from the amount computed by applying the statutory federal rate principally due to federal net operating loss carryforwards for which no tax benefit is provided, and foreign income taxed at rates below the federal statutory rate. The tax provision is based upon our estimate of the full year effective rate for the Company. The provision increased from the first quarter of 2003 due to an increase in taxable income in our international operations.

Loss from Discontinued Operations

      On July 1, 2003, we completed the sale of certain assets used in our Jeeves Solutions division to Kanisa, Inc. pursuant to an Asset Purchase Agreement dated May 28, 2003, by and between us and Kanisa. Accordingly, the results of operations relating to this division are presented in our Statements of Operations as discontinued operations.

      During the first quarter of 2004, we did not record a loss on the discontinued operation, as the Jeeves Solutions division was sold as of July 1, 2003. In the first quarter of 2003, we recorded a loss of $761,000.

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

      As Internet advertising continues the transition from an emerging to a more developed market, seasonal and cyclical patterns may develop in our industry that may also affect our revenues. Similar to traditional media, this may result in our advertising sales being lower during the summer vacation period. Additionally, the seasonality of traffic on our proprietary sites corresponds with overall Internet usage. This may result in lower usage during holidays and the summer vacation period, as fewer people use the Internet. Seasonality in the retail industry and in Internet service usage is likely to cause quarterly fluctuations in our results of operations and could harm our business.

LIQUIDITY AND CAPITAL RESOURCES

	March 31,	December 31,
(Dollars in thousands)	2004	2003

Cash, cash equivalents and marketable securities	193,690	180,648
Percentage of total assets	83.3%	85.1%
Current ratio*	9.6	10.7
Days sales outstanding	33	41

*	Calculated excluding deferred revenue

	Three Months
	Ended March 31,

	2004	2003

Cash provided by operating activities	13,952	5,377
Cash provided by (used in) investing activities	12,870	(2,493)
Cash provided by financing activities	3,536	1,547

      As of March 31, 2004, we had $193.7 million in cash and cash equivalents, and marketable securities, an increase of $13.0 million compared to the fiscal 2003 year end. Of this amount, $67.7 million was categorized as cash and cash equivalents at March 31, 2004. In connection with our recently announced acquisition of Interactive Search Holdings (“ISH”), we expect to pay $150.0 million in cash and issue 9.3 million shares of our common stock, with an additional payment of up to $17.5 million in cash based on various factors including ISH’s operating performance. We consider all cash and highly liquid investments with an original maturity of less than three months at the date of purchase to be cash equivalents. Our primary recurring sources of cash are receipts from revenue and proceeds from the exercise of employee stock options. The primary uses of cash are payroll (salaries, bonuses and benefits), general operating expenses (marketing and facilities) and capital expenditures. Net cash provided by operating activities of $14.0 million for the three months ended March 31, 2004 resulted primarily from income from continuing operations of $13.4 million adjusted for non-cash items including depreciation and amortization of $1.7 million and changes in working capital.

      Net cash provided by investing activities of $12.9 million resulted primarily from the proceeds from the redemption of marketable securities of $18.1 million. Partially offsetting these proceeds were investments in capital expenditures of $5.2 million.

      Net cash provided by financing activities of $3.5 million resulted from our issuance of common stock, primarily from the exercise of stock options.

      We have a revolving line of credit with a bank in the amount of $15.0 million. The line of credit expires on July 1, 2005. Borrowings under the line of credit bear interest at LIBOR plus 0.4%. All borrowings and letters of credit are collateralized by an equal amount of our marketable securities. The line of credit agreement contains various covenants. As of March 31, 2004, no borrowings were outstanding. Standby letters of credit of approximately $104,000 were issued and outstanding under the line of credit, which are being maintained as security for performance under lease obligations. Should we choose not to renew the line of credit, we do not believe our business would be harmed.

      In June 2003, we issued $115.0 million aggregate principal amount of zero coupon convertible subordinated notes, due June 1, 2008. The notes were sold at face value and our net proceeds were $111.5 million, net of costs of issuance of $3.5 million. We issued the notes for general corporate purposes, including potential future acquisitions. The notes are convertible by the holders into shares of our common stock at any time at a conversion price of $16.90 per share subject to certain adjustments. This is equivalent to a conversion rate of approximately 59.1716 shares per $1,000 principal amount of notes. Upon conversion, we have the right, subject to certain conditions, to deliver cash (or a combination of cash and shares) in lieu of shares of its common stock. The notes are subordinated in right of payment to all existing and future senior indebtedness, as defined in the indenture. The holders of the notes may require us to repurchase all or a portion of the notes, subject to specified exceptions, upon the occurrence of a change in control. We may choose to pay the repurchase price in cash, shares of its common stock, shares of the surviving corporation or a combination thereof. We may not redeem the notes prior to the maturity date.

      Our existing cash and marketable securities balances may decline during 2004 in the event of a weakening in our business, changes in our planned cash outlays, as well as our acquisition of ISH. However, based upon our current business plan and revenue prospects, we anticipate that our existing cash and marketable securities will be sufficient to fund our anticipated needs for working capital and capital expenditures for at least the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks detailed in the section “Risk Factors”. Additionally, cash and marketable securities balances may be used to fund strategic acquisitions of other companies, products or technologies that are complimentary to our business.

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

Off Balance Sheet Arrangements

      As of March 31, 2004, our only unconsolidated subsidiary is Ask Jeeves Japan, which generally provides Ask Jeeves’ services within a defined geographic region. We do not have majority voting rights or majority residual interests in the assets or income of any off balance sheet entities, including Ask Jeeves Japan. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities. Accordingly, we are not materially exposed to any market, credit, liquidity or financing risk that could arise from engaging in such relationships.

      We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations, Contingent Liabilities and Commitments

      The following table summarizes our contractual obligations at March 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

		Less than
(in thousands)	Total	1 Year	1-3 Years	4-5 Years	Thereafter

Convertible subordinated notes*	$115,000	$—	$—	$115,000	$—
Non-cancelable operating leases	7,653	3,657	1,733	1,512	751

Total	$122,653	$3,657	$1,733	$116,512	$751

*	The notes are convertible at any time prior to maturity into shares of our common stock at a conversion price of $16.90 per share, subject to certain adjustments. In the event of such conversion, we will have the right to deliver cash (or a combination of cash and shares of common stock) in lieu of shares of our common stock.

RISK FACTORS

      Included below are other risk factors that may affect our future operating results.

Risks Related to our Company

Rapid industry change might affect our profitability.

      Although we first became profitable in the fourth quarter of 2002, and have remained profitable since that time, we cannot assure that we will remain profitable or cash flow positive. Moreover, we might not be able to increase our operating profitability on a quarterly or annual basis. The Internet industry is rapidly evolving and very turbulent. Rapid change may result in our being unable to forecast our results accurately or may cause our profitability to decline significantly. To increase profits, we will need to generate revenue growth from our advertising sales while continuing to control our expenses. We face the risk that our costs might increase substantially in the future. Indeed, we believe it is critical that we continue to expend financial and management resources to develop our brand loyalty through marketing and promotion, to enhance our search technologies and to expand our other services. If we fail to attract Web traffic or control costs, our annual net losses could resume, in which case we would eventually need to obtain additional financing or cease operations.

We derive a significant percentage of our revenue from our paid placement arrangement with Google, Inc.

      In July 2002, we entered into an agreement with Google, Inc., to participate in its sponsored links program, and our participation began in September 2002. Under this agreement, Google sells paid placements to tens of thousands of advertisers and we display their paid placements on our U.S. Web properties. We also syndicate Google’s paid placements, together with our search results, to third-party Web sites in our syndication network. In exchange for making our Web traffic available to Google’s advertisers, we share in the revenue generated from those advertisers. In the second quarter of 2003, the Ask Jeeves UK Partnership, our U.K. subsidiary, entered into an agreement with a Google subsidiary to display Google’s paid placements on our U.K. Web site, replacing a previous paid placement provider. For the three months ended March 31, 2004, our combined paid listings revenues from Google comprised 69% of our revenues from continuing operations. Our U.S. agreement with Google is scheduled to terminate in September 2005 (but allows for termination for convenience by either party during September or October of 2004), and our U.K. agreement with Google is scheduled to terminate in May 2005.

      If our contracts with Google are not renewed, or if Google fails to perform under these contracts or if they are terminated for any other reason, we would need to find another suitable paid placement provider or otherwise replace the lost revenues. Although alternate paid placement providers (such as Yahoo! Inc. and Espotting Media/ FindWhat.com) are currently available in the market, the paid placement market is consolidating, (for example, Espotting Media is merging with FindWhat.com), and we face the risk that we might be unable to negotiate equally advantageous terms with such providers. Further, if Google’s performance under these contracts unexpectedly deteriorates or our ability to generate traffic for paid placements decreases, our results of operations could be harmed.

Web-based business models are still evolving.

      Our advertising revenue will depend on our ability to achieve, measure and demonstrate to advertisers the breadth of Web traffic using our search service and the value of our targeted advertising. Currently, there are a variety of pricing models for selling advertising on the Internet, including models based on the number of impressions delivered, the number of click-throughs by users, the duration over which the advertisement is displayed or the number of keywords to which the advertisement is linked. It is still difficult to predict which pricing model, if any, will emerge as the industry standard. In addition, technological changes could impact the success of particular business models. Finally, we are constantly optimizing and changing the advertising implementation on our Web sites, which may reduce our advertising revenue. This uncertainty makes it difficult to project our long-term advertising rates and revenues. A decrease in advertising or cuts in advertising rates would reduce our total revenue.

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

Our pending acquisition of Interactive Search Holdings and any future acquisitions may disrupt our business, dilute stockholder value, divert management attention or be difficult to integrate.

      We have announced the pending acquisition of Interactive Search Holdings (ISH), which is expected to close in mid-May. This acquisition is expected to nearly double the size of the company. The integration of this operation might disrupt our internal operations or otherwise require the focus of management, which could negatively affect other corporate initiatives. We may in the future seek to acquire or invest in additional businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. In addition, we may spend significant management time and costs in dealing with acquisitions that do not come to fruition. However, in doing so, we may encounter problems with the assimilation of ISH and other acquired businesses, products or technologies including:

•	difficulties in assimilation of acquired personnel, systems, operations, technologies or products;

•	adverse effects on our current employees and the inability to retain employees of acquired companies;

•	unanticipated costs associated with acquisitions;

•	diversion of management’s attention from other business concerns and potential disruption of our ongoing business;

•	adverse effects on our existing business relationships with our customers;

•	potential patent or trademark infringement from acquired technologies;

•	use of substantial portions of our available cash as all or a portion of the purchase price; and

•	dilution of our current stockholders due to issuances of additional securities as consideration for acquisitions.

      If we are unable to integrate ISH or future acquired companies successfully or to create new or enhanced services, we might not achieve the anticipated benefits from our acquisitions. If we fail to achieve the anticipated benefits from the acquisitions, we might incur increased expenses and experience a shortfall in our anticipated revenues and we might not obtain a satisfactory return on our investment. In addition, if a significant number of employees of acquired companies fail to remain employed with us, we may experience difficulties in achieving the expected benefits of the acquisitions.

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

      We currently account for the issuance of stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” If proposals currently under consideration by standards-setting authorities are adopted, we may be required to treat the fair value of the stock options granted to employees as compensation expense. Such a change would likely have a negative effect on our earnings. In response to a requirement to expense the fair value of stock options, we might decide to decrease the number of employee stock options granted to our employees. Such a reduction could affect our ability to retain existing employees and attract qualified candidates, and increase the cash compensation we would have to pay to them. An increase in employee wages and salaries would decrease our cash available for marketing, product development and other uses.

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

      In addition, the Nasdaq National Market, where most publicly held Internet companies are traded, has periodically experienced extreme price and volume fluctuations. These fluctuations may be unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may harm the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of an individual company’s securities, securities class action litigation often has been instituted against that company. For example, on October 25, 2001, a putative class action lawsuit captioned Leonard Turroff, et al. vs. Ask Jeeves, Inc., et al. was filed against us and two of our officers and directors in the United States District Court for the Southern District of New York, alleging violation of Federal securities laws. This type of litigation could result in substantial costs and a diversion of management’s attention and resources. See further discussion of this lawsuit and other litigation in Note 2 of the Notes to Condensed Consolidated Financial Statements.

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

      As of March 31, 2004, (i) we had $7.7 million of senior debt outstanding consisting primarily of operating leases, and (ii) our subsidiaries had no outstanding indebtedness and approximately $6.5 million of other liabilities, including trade payables, but excluding intercompany liabilities, to which the notes are effectively subordinated. Neither we nor our subsidiaries are prohibited or limited from incurring debt or acting as guarantors of debt for others in whom we or our subsidiaries may have an interest under the indenture. Our ability to pay our obligations on the notes could be adversely affected by our or our subsidiaries’ incurrence of additional indebtedness or other liabilities. We and our subsidiaries may from time to time incur additional indebtedness and other liabilities, including senior debt. See “Description of Notes — Subordination of Notes” in the resale prospectus.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

      We are exposed to interest rate, market and credit risk and related changes in the market values of our investment portfolio. Our investment portfolio consists primarily of high credit quality US, state and municipal government, corporate, asset-backed, and agency debt instruments. Investments in both fixed and floating rate securities have some degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted by increases in interest rates. Floating rate securities may produce less income than anticipated if interest rates fall. As a result, changes in interest rates may cause us to incur losses in principal if we are forced to sell securities that have declined in market value or may result in lower than anticipated investment income. Our investment portfolio is categorized as available-for-sale and accordingly is presented at fair value on the balance sheet.

      We manage our exposure to interest rate, market and credit risk in the investment portfolio with investment policies and procedures that limit such variables as term, credit rating and the amount of credit exposure to any one issue, issuer and type of instrument. We have not used derivative financial instruments in our investment portfolio.

      During the three months ended March 31, 2004, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were not material. Further, we believe that the impact on the fair market value of our securities and our earnings from a hypothetical 10% change in interest rates would not be significant.

      We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines, which limits the amount of credit exposure to any one issue, issuer or type of instrument.

Foreign Currency Exchange Risk

      The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, since a significant portion of our operations occurs outside of the U.S., we enter into transactions in other currencies, including the British pound and the Euro. We currently do not hedge our exposure to foreign exchange rate fluctuations. However, in order to limit such exposure some contracts of our international operations are denominated in U.S. dollars and certain cash balances are maintained in U.S. dollars. Our international business is subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, transfer pricing risks, other regulations and restrictions and foreign exchange rate volatility, particularly the exchange rate between the British pound and the U.S. dollar. Changes in these or other factors could harm our business, operating results and financial condition.

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

      During the quarter ended March 31, 2004, no change in our internal control over financial reporting occurred that, in our judgment, either materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      On October 25, 2001, a putative class action lawsuit captioned Leonard Turroff, et al. vs. Ask Jeeves, Inc., et al. was filed against us and two of our officers and directors (collectively the “Individual Defendants”) in the United States District Court for the Southern District of New York. Also named as defendants were Morgan Stanley & Co,, Inc., FleetBoston Robertson Stephens, Goldman Sachs & Co., U.S. Bancorp Piper Jaffray, and Dain Rauscher, Inc., the underwriters of our initial public offering. The complaint alleges violations of Section 11 of the Securities Act of 1933 against all defendants, and violations of Section 15 of the Securities Act against the Individual Defendants in connection with our initial public offering. An amended complaint was filed on December 6, 2001, which includes the same allegations in connection with our secondary offering in March 2000. The complaints seek unspecified damages on behalf of a purported class of purchasers of our common stock between June 30, 1999 and December 6, 2000. This case is similar to, and has been coordinated with, over three hundred other cases filed in the Southern District Court of New York concerning the IPO market of the late 1990’s. A coordinated settlement has been proposed. On June 24, 2003, a special committee of our board of directors approved our participation in this settlement and on July 9, 2003, the Individual Defendants approved the settlement. We expect that the costs and expenses of this settlement will be paid by Ask Jeeves, up to our $1.0 million insurance retention. Accordingly, we have reserved such amount on our balance sheet. Any payments beyond that amount will be covered by our insurance carriers, up to the limits of the relevant policies. We anticipate that the settlement will be submitted to the Court for approval in the near future. If the settlement does not occur, and the litigation against our company continues, we believe we have meritorious defenses and intend to defend the case vigorously.

      On January 27, 2004, a lawsuit was filed in the United States District Court for the Southern District of New York captioned American Blind and Wallpaper, Inc. v. Google, Inc., et al., in which Ask Jeeves, Inc., America Online, Inc., Netscape Communications Corporation, Compuserve Interactive Services, Inc., and Earthlink, Inc. were also named as defendants. On February 27, 2004, the Company was served with an Amended Complaint in the matter. The Complaint alleges trademark infringement, false representation, and dilution under the Lanham Act and other claims arising from defendants’ alleged unlawful use of plaintiff’s trademarks. Plaintiff’s claims are based on the allegations that defendants sell keywords identical to plaintiff’s marks to various third parties and by manipulating search results, consumers are unwittingly diverted to competitors’ products and services. The plaintiff seeks injunctive relief and an unspecified amount of damages. The Company has tendered this suit to Google for indemnification pursuant to the terms of the Advertising Services Agreement, dated July 17, 2002, between Ask Jeeves and Google and Google has agreed to indemnify us to the extent the claims relate to the Google paid listing.

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

b)	Reports on Form 8-K

      During the quarter ended March 31, 2004, we filed the following reports on Form 8-K:

(1)	January 28, 2004. This report announced under Item 12 our fourth quarter and year-end 2003 results and furnished our earnings release as an exhibit.

(2)	March 3, 2004. This report announced under Item 5 that we signed a definitive agreement to acquire privately held Interactive Search Holdings, Inc. The Agreement and Plan of Reorganization (the “Merger Agreement”) was filed as an exhibit. In addition, this report announced under Item 9 updated earnings guidance for the first quarter and full-year 2004 and furnished the press release containing such updated guidance.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASK JEEVES, INC.

May 3, 2004

By:	/s/ STEVEN BERKOWITZ

Steven Berkowitz
Chief Executive Officer
(Principal Executive Officer)

May 3, 2004

By:	/s/ STEVEN J. SORDELLO

Steven J. Sordello
Chief Financial Officer
(Principal Financial Officer)

May 3, 2004

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

Exhibit No.	Description

Plans of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Agreement and Plan of Merger, dated June 29, 1999, by and between the Registrant and AJ Merger Corporation (previously filed as Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
2.2	Agreement and Plan of Merger and Reorganization, dated as of November 19, 1999, by and among the Registrant, Net Effect Systems, Inc. and Neutral Acquisition Corp. (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed November 18, 1999, and incorporated herein by reference).
2.3	Agreement and Plan of Merger and Reorganization, dated as of January 25, 2000, by and among the Registrant, Direct Hit Technologies, Inc. and Answer Acquisition Corp. (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed February 14, 2000, and incorporated herein by reference).
2.4	Certificate of Ownership and Merger Merging Net Effects Systems, Inc. and Direct Hit Technologies, Inc. with and into the Registrant, dated as of December 28, 2000 (previously filed as Exhibit 2.4 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
2.5	Agreement and Plan of Merger and Reorganization, dated as of September 10, 2001, by and among the Registrant, Answer Acquisition Corp. No. 2, and Teoma Technologies, Inc., and solely with respect to Article X, Hawk Holdings, LLC, as Stockholders’ Agent, and Chase Manhattan Bank and Trust, N.A., as Escrow Agent (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed September 17, 2001, and incorporated herein by reference).
2.6	Agreement and Plan of Reorganization, dated March 3, 2004, by and among the Registrant, Interactive Search Holdings, Inc., Aqua Acquisition Corp. and Aqua Acquisition Holdings LLC (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed March 5, 2004, and incorporated herein by reference).
Charter Documents
3.1.1	Certificate of Incorporation of AJ Merger Corporation (previously filed as Exhibit 3.1 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).
3.1.2	Amended and Restated Certificate of Incorporation of the Registrant, dated July 6, 1999 (previously filed as Exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
3.1.3	Certificate of Correction of Amended and Restated Certificate of Incorporation of the Registrant, dated as of April 6, 2001 (previously filed as Exhibit 3.1.3 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
3.1.4	Certificate of Designation of Series A Junior Participating Preferred Stock (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed May 10, 2001, and incorporated herein by reference).
Bylaws
3.2	Bylaws of the Registrant (previously filed as Exhibit 3.4 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).
3.2.2	Certificate of Amendment of Bylaws, adopted on October 30, 2003 (previously filed as Exhibit 3.2.2 to the Registrant’s Annual Report on Form 10-K, filed March 1, 2004, and incorporated herein by reference)

Exhibit No.	Description

Instruments Defining the Rights of Security Holders
4.1	Specimen Certificate for Registrant’s Common Stock (previously filed as Exhibit 4.2 to the Registrant’s Amendment No. 2 to Form S-1, filed June 7, 1999, and incorporated herein by reference).
4.2.1	Rights Agreement (commonly called a “poison pill plan”), dated as of April 26, 2001, between the Registrant and Fleet National Bank, N.A. (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed May 10, 2001, and incorporated herein by reference).
4.2.2	Form of Rights Certificate (filed as Exhibit B to Rights Agreement, dated as of April 26, 2001, between the Registrant and Fleet National Bank, N.A., previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed May 10, 2001, and incorporated herein by reference).
4.3.1	Indenture (relating to the Zero Coupon Subordinated Convertible Notes), dated as of June 4, 2003, by and between Ask Jeeves, Inc. and The Bank of New York, as Trustee (previously filed as Exhibit 4.3.1 to the Registrant’s Form S-3 registration statement, filed September 19, 2003, and incorporated herein by reference).
4.3.2	Form of Zero Coupon Convertible Subordinated Note (included within Exhibit 4.3.1).
4.4	Form of Stock Resale Agreement, dated March 3, 2004, between Ask Jeeves, Inc. and each of the following (stockholders of Interactive Search Holdings, Inc.), separately: Bain Capital Fund VI, L.P.; BCIP Associates II; BCIP Trust Associates II; BCIP Associates II-B; BCIP Trust Associates II-B; BCIP Associates II-C; PEP Investments PTY LTD.; Sankaty High Yield Asset Partners, L.P.; Sankaty High Yield Partners II, L.P.; Brookside Capital Partners Fund L.P.; BCI-I, LLC; BCI-II, LLC; RGIP, LLC; William Daugherty; J.P. Morgan Partners (BHCA), L.P.; Jonas Steinman; Viacom Inc.; Frank William Daugherty, III 2004 GRAT; and Jonas L. Steinman 2004 GRAT (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed March 5, 2004, and incorporated herein by reference).
Equity Compensation Plan Documents
10.1.1.1†	1996 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).
10.1.1.2†	Form of Option Agreement for the 1996 Equity Incentive Plan (previously filed as Exhibit 10.2 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).
10.1.2.1.1†	1999 Equity Incentive Plan, adopted April 16, 1999 and approved by Stockholders on May 21, 1999 and May 25, 2000 (composite plan document reflecting amendments adopted through the date hereof) (previously filed as Exhibit 4.1 to the Registrant’s Form S-8, filed May 15, 2003, and incorporated herein by reference).
10.1.2.2†	Form of Stock Option Grant Notice for the 1999 Equity Incentive Plan (previously filed within Exhibit 10.4.1 to the Registrant’s Annual Report on Form 10-K, filed April 2, 2001, and incorporated herein by reference).
10.1.2.3†	Form of Option Agreement for the 1999 Equity Incentive Plan (previously filed as Exhibit 99.2 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).
10.1.2.4†	Form of Addendum to Stock Option Agreement applicable to certain grants under the 1999 Equity Incentive Plan from the Registrant to each of A. George (Skip) Battle, Steven Berkowitz, Steven Sordello, Heather Staples and Claudio Pinkus (previously filed as exhibit 10.1.2.4 to the Registrant’s Form 10-Q filed August 5, 2003 and incorporated herein by reference).
10.1.3.1†	1999 Non-Qualified Equity Incentive Plan, as Amended through January 10, 2001 (previously filed as Exhibit 99.4 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).
10.1.3.2†	Form of Option Agreement for the 1999 Non-Qualified Equity Incentive Plan (previously filed as Exhibit 99.5 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).
10.1.3.3†	2002 UK Approved Rules for Grants under the 1999 Non-Qualified Equity Plan (the “UK Sub Plan”), as adopted by the Registrant on January 13, 2003 (previously filed as Exhibit 10.1.3.3 to the Registrant’s Form 10-Q, filed May 2, 2003, and incorporated herein by reference).

Exhibit No.	Description

10.1.4†	1999 Employee Stock Purchase Plan, as amended through May 25, 2000 (previously filed as Exhibit 99.3 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).
Other Compensation-Related Agreements
10.2.1.1†	Offer letter dated as of January 5, 1999, by and between the Registrant and Frank A. Vaculin (previously filed as Exhibit 10.18 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).
10.2.1.2†	Severance terms as of April 30, 2001, by and between the Registrant and Frank A. Vaculin (previously filed as Exhibit 10.18.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.2.1†	Offer letter dated as of May 27, 1999, by and between the Registrant and George S. Lichter (previously filed as Exhibit 10.29 to the Registrant’s Amendment No. 2 to Form S-1, filed June 7, 1999, and incorporated herein by reference).
10.2.2.2†	Incentive Agreement, entered into as of January 2, 2001, by and between the Registrant and George Lichter (previously filed as Exhibit 10.46.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.2.3†	Amendment to Incentive Agreement, dated June 18, 2001, by and between the Registrant and George Lichter (previously filed as Exhibit 10.46.2 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.2.4†	Second Amendment to Incentive Agreement, entered into as of August 30, 2001, by and between the Registrant and George Lichter (previously filed as Exhibit 10.46.3 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.2.5†	Separation Agreement, dated February 6, 2002, made by and between George Lichter and the Registrant (previously filed as Exhibit 10.46.4 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.3.1†	Offer letter dated as of December 8, 2000, by and between the Registrant and A. George (Skip) Battle (previously filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K, filed April 2, 2001, and incorporated herein by reference).
10.2.3.2†	Offer letter of New Terms of Employment, dated April 3, 2001, by and between the Registrant and A. George (Skip) Battle (previously filed as Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2001, and incorporated herein by reference).
10.2.3.3†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and A. George (Skip) Battle (previously filed as Exhibit 10.2.3.3 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.4.1†	Promissory Note, dated March 15, 2001, by and between the Registrant and Steven J. Sordello (previously filed as Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2001, and incorporated herein by reference).
10.2.4.2†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and Steven J. Sordello (previously filed as Exhibit 10.2.4.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.4.3†	Addendum to Stock Option Agreement regarding the April 1, 2003 stock option grant under the 1999 Equity Incentive Plan from the Registrant to Steven J. Sordello (previously filed as Exhibit 10.2.4.3 to the Registrant’s Quarterly Report on Form 10-Q, filed August 5, 2003, and incorporated herein by reference).
10.2.4.4†	Restricted Stock Award Agreement under the 1999 Equity Incentive Plan by and between the Registrant and Steven J. Sordello, dated September 30, 2003 (previously filed as Exhibit 10.2.4.4 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2003, and incorporated herein by reference).
10.2.5†	Severance letter dated March 28, 2001, by and between the Registrant and Adam Klein previously filed as Exhibit 10.39.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).

Exhibit No.	Description

10.2.6.1†	Offer letter dated April 23, 2001, by and between the Registrant and Steven Berkowitz (previously filed as Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2001, and incorporated herein by reference).
10.2.6.2†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and Steven Berkowitz (previously filed as Exhibit 10.2.6.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.6.3†	Restricted Stock Award Agreement under the 1999 Equity Incentive Plan by and between the Registrant and Steven Berkowitz, dated September 30, 2003 (previously filed as Exhibit 10.2.6.3 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2003, and incorporated herein by reference).
10.2.7.1†	Incentive Agreement, entered into as of January 2, 2001, by and between the Registrant and Claudio Pinkus (previously filed as Exhibit 10.45.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.7.2†	Amendment to Incentive Agreement, dated June 18, 2001, by and between the Registrant and Claudio Pinkus (previously filed as Exhibit 10.45.2 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.7.3†	Second Amendment to Incentive Agreement, entered into as of August 29, 2001, by and between the Registrant and Claudio Pinkus (previously filed as Exhibit 10.45.3 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.7.4†	Third Amendment to Incentive Agreement, entered into as of November 17, 2001, by and between the Registrant and Claudio Pinkus (previously filed as Exhibit 10.45.4 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.7.5†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and Claudio Pinkus (previously filed as Exhibit 10.2.7.5 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.7.6†	Severance Agreement by and between the Registrant and Claudio Pinkus, dated August 28, 2003 (previously filed as Exhibit 10.2.7.6 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2003, and incorporated herein by reference).
10.2.8.1†	Form of Indemnity Agreement by and between the Registrant and each of its then-current directors and executive officers (previously filed as Exhibit 10.27 to the Registrant’s Amendment No. 1 to Form S-1, filed May 10, 1999, and incorporated herein by reference).
10.2.8.2†	Form of Indemnification Agreement, entered into in May 2003 (or subsequently) between the Registrant and each of A. George (Skip) Battle, David Carlick, Joshua Goldman, Garrett Gruener, James Kirsner, Geoffrey Y. Yang, Scott Bauer, Steve Berkowitz, Adrian Cox, Jim Diaz, Paul Gardi, Scott Garell, John Scott Lomond, Tuoc Long, Claudio Pinkus, Brett Robertson, Steve Sordello and Heather Staples (previously filed as Exhibit 10.2.8.2 to the Registrant’s Form 10-Q, filed August 5, 2003 and incorporated herein by reference).
10.2.9.1†	Severance Benefit Letter Agreement, dated as of December 3, 2002, by and between the Registrant and Brett M. Robertson (previously filed as Exhibit 10.2.9.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.9.2†*	Offer Letter dated November 25, 2002 by and between the Registrant and Brett M. Robertson.
10.2.10.1†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and Heather J. Staples (previously filed as Exhibit 10.2.10.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.11†	Separation Agreement and Mutual Release, dated as of December 23, 2002, by and between the Registrant and Cynthia Pevehouse (previously filed as Exhibit 10.2.11 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.12.1†*	Offer Letter dated October 27, 2003 by and between the Registrant and Adrian Cox.

Exhibit No.	Description

U.S. Leases
10.3.1	Office Lease dated as of April 29, 1999, by and between the Registrant and Emery Station Associates, L.L.C. (previously filed as Exhibit 10.28 to the Registrant’s Amendment No. 2 to Form S-1, filed June 7, 1999, and incorporated herein by reference).
10.3.2	Master Lease Agreement dated as of June 15, 1999, by and between the Registrant and Comdisco, Inc. (previously filed as Exhibit No. 4 to the Registrant’s Amendment No. 4 to Form S-1, filed June 29, 1999, and incorporated herein by reference).
10.3.3	Lease Amendment and Termination Agreement, made February 4, 2002, by and between the Registrant, as Tenant, and Oakland City Center LLC, as Landlord (previously filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
Ask Jeeves U.K. Documents
10.4.1	Agreement Relating to the Sale and Purchase of the Entire Issued Share Capital of Carlton & Granada Internet Limited, dated as of February 7, 2002, by and among the Registrant, Carlton Communications PLC, Granada Media Group Limited, Carlton & Granada Internet Limited, Ask Jeeves (Jersey) Limited and Ask Jeeves International, Inc. (previously filed as Exhibit 2.1 to the Registrant’s Form S-3, filed March 6, 2002, and incorporated herein by reference).
10.4.2	Further Supplemental Partnership Deed relating to Ask Jeeves UK, dated February 14, 2002, by and among the Registrant, Carlton Communications PLC, Granada Media Group Limited, Carlton & Granada Internet Limited, Ask Jeeves (Jersey) Limited, Ask Jeeves International Inc. and Ask Jeeves UK (previously filed as Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q, filed April 30, 2002, and incorporated herein by reference).
10.4.3	Tax Deed relating to the acquisition of the entire issued share capital of Carlton & Granada Internet Limited, dated March 6, 2002, by and among the Registrant, Carlton Communications PLC and Granada Media Group Limited (previously filed as Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q, filed April 30, 2002, and incorporated herein by reference).
10.4.4	Underlease, dated March 15, 2000, by and between City & General (West End) Limited and the Ask Jeeves UK Partnership (previously filed as Exhibit 10.4.4 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
Japanese Joint Venture Documents
10.5.1‡	Joint Venture Agreement by and between Trans Cosmos Inc. USA Pacific Holdings Company III, and Ask Jeeves International, Inc., dated as of August 31, 2000 (previously filed as Exhibit 10.5.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.5.2.1‡	Distribution and License Agreement by and between Ask Jeeves International, Inc., Ask Jeeves Japan Co., Ltd., the Registrant, and Trans Cosmos, Inc., dated as of August 31, 2000 (previously filed as Exhibit 10.5.2.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.5.2.2‡	Amendment No. 1 to the Distribution and License Agreement by and between Ask Jeeves International, Inc. and Kabushiki Kaisha Ask Jeeves Japan, dated as of December 1, 2000 (previously filed as Exhibit 10.5.2.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.5.2.3‡	Amendment No. 2 to the Distribution and License Agreement by and between Ask Jeeves International, Inc. and Kabushiki Kaisha Ask Jeeves Japan, dated as of January 1, 2002 (previously filed as Exhibit 10.5.2.3 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
Warrants to Purchase Common Stock of the Registrant
10.6.1	Warrant to purchase 15,000 shares of Common Stock granted by the Registrant to Antenna Group Provided, dated as of June 30, 1998 (previously filed as Exhibit 4.3 to the Registrant’s Amendment No. 1 to Form S-1, filed May 10, 1999, and incorporated herein by reference).
10.6.2	Warrant to purchase 105,000 shares of Common Stock granted by the Registrant to Boris Katz, dated as of July 26, 2001 (previously filed as Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).

Exhibit No.	Description

10.6.3	Warrant to purchase 70,000 shares of Common Stock granted by the Registrant to Patrick Winston, dated as of July 26, 2001 (previously filed as Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
Registration Rights Agreements
10.7.1	Form of Registration Rights Agreement, between the Registrant and Stockholders of Net Effect Systems, Inc. (previously filed as Exhibit 10.35 to the Registrant’s Amendment No. 1 to Form S-1, filed February 23, 2000, and incorporated herein by reference).
10.7.2	Registration Rights Agreement, dated September 10, 2001, by and between the Registrant and the multiple parties listed therein (previously filed as Exhibit 10.44 to the Registrant’s Current Report on Form 8-K, filed September 17, 2001, and incorporated herein by reference).
10.7.3	Registration Rights Agreement (relating to the Zero Coupon Subordinated Convertible Notes), dated as of June 4, 2003, by and between Ask Jeeves, Inc. and Credit Suisse First Boston LLC, as initial purchaser (previously filed as Exhibit 10.7.3 to the Registrant’s Form S-3 registration statement, filed September 19, 2003, and incorporated herein by reference).
Miscellaneous
10.8.1‡	Advertising Services Agreement, dated July 17, 2002, by and between the Registrant and Google, Inc. (previously filed as Exhibit 10.52 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2002, and incorporated herein by reference).
10.8.2‡	Amendment Number One to the Advertising Services Agreement, dated October 23, 2002, by and between the Registrant and Google, Inc. (previously filed as Exhibit 10.8.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.8.3‡	Google Services Agreement, dated May 15, 2003, by and between Ask Jeeves UK Partnership and Google Technology, Inc. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2003, filed May 29, 2003, and incorporated herein by reference).
10.9.1‡	Agreement by and between the Registrant and The Wodehouse No. 3 Trust, dated as of January 1, 2000 (previously filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.9.2‡	First Amendment to Agreement by and between the Registrant and The Wodehouse No. 3 Trust, dated as of May 9, 2003 (previously filed as Exhibit 10.9.2 to the Registrant’s Form 10-Q filed August 5, 2003 and incorporated herein by reference).
10.10.1‡	DARTTM Service Agreement for Publishers by and between DoubleClick Inc. and the Registrant, effective as of March 31, 1999 (previously filed as Exhibit 10.10.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.10.2‡	Addendum No. 1 to DART Service Agreement for Publishers by and between DoubleClick Inc. and the Registrant, effective as of October 1, 2000 (previously filed as Exhibit 10.10.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.10.3‡	Addendum No. 2 to DART Service Agreement for Publishers by and between DoubleClick Inc. and the Registrant, effective as of March 30, 2001 (previously filed as Exhibit 10.10.3 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.10.4‡	DFP Extension Addendum No. 3 to DART Service Agreement for Publishers by and between DoubleClick Inc. and the Registrant, effective as of November 1, 2002 (previously filed as Exhibit 10.10.4 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.10.5.1*	DoubleClick Master Services Agreement (the “U.S. Master Agreement”) by and between DoubleClick, Inc. and the Registrant, dated February 27, 2004.
10.10.5.2‡*	DART Services Attachment for Publishers (the “DFP Attachment” to the U.S. Master Agreement) by and between DoubleClick, Inc. and the Registrant, dated February 27, 2004.
10.10.6.1*	DoubleClick European Master Services Agreement (the “European Master Agreement”) by and between DoubleClick, Inc. and Ask Jeeves Europe, Ltd., dated February 27, 2004.

Exhibit No.	Description

10.10.6.2‡*	DART Services Attachment for Publishers (the “DFP Attachment” to the European Master Agreement) by and between DoubleClick, Inc. and Ask Jeeves Europe, Ltd., dated February 27, 2004.
10.11	Asset Purchase Agreement dated May 28, 2003 (relating to the disposition of the Jeeves Solutions assets) by and between Ask Jeeves, Inc., as seller, and Kanisa Inc., as buyer, (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 28, 2003, filed May 29, 2003, and incorporated herein by reference).
10.12.1	Form of Non-Competition Agreement, dated March 3, 2004, between Ask Jeeves, Inc. and each of the following persons, separately: William Daugherty and Jonas Steinman (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed March 5, 2004, and incorporated herein by reference).
10.12.2	Form of Standstill Agreement, dated March 3, 2004, between Ask Jeeves, Inc. and each of the following (stockholders of Interactive Search Holdings, Inc.), separately: Bain Capital Fund VI, L.P.; BCIP Associates II; BCIP Trust Associates II; BCIP Associates II-B; BCIP Trust Associates II-B; BCIP Associates II-C; PEP Investments PTY LTD.; Sankaty High Yield Asset Partners, L.P.; Sankaty High Yield Partners II, L.P.; Brookside Capital Partners Fund L.P.; BCI-I, LLC; BCI-II, LLC; RGIP, LLC; William Daugherty; J.P. Morgan Partners (BHCA), L.P.; Jonas Steinman; Frank William Daugherty, III 2004 GRAT; and Jonas L. Steinman 2004 GRAT (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed March 5, 2004, and incorporated herein by reference).
10.12.3	Form of Stockholder Agreement, dated March 3, 2004, between Ask Jeeves, Inc. and each of the following (stockholders of Interactive Search Holdings, Inc.), separately: Bain Capital Fund VI, L.P.; BCIP Associates II; BCIP Trust Associates II; BCIP Associates II-B; BCIP Trust Associates II-B; BCIP Associates II-C; PEP Investments PTY LTD.; Sankaty High Yield Asset Partners, L.P.; Sankaty High Yield Partners II, L.P.; Brookside Capital Partners Fund L.P.; BCI-I, LLC; BCI-II, LLC; RGIP, LLC; William Daugherty; J.P. Morgan Partners (BHCA), L.P.; Jonas Steinman; Viacom Inc.; Frank William Daugherty, III 2004 GRAT; and Jonas L. Steinman 2004 GRAT (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 5, 2004, and incorporated herein by reference).
14.1	Code of Ethics of the Registrant, as currently in effect (previously filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K, filed March 1, 2004, and incorporated herein by reference).
21.1*	Subsidiaries of the Registrant.
31.1*	Certification of Steven Berkowitz under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Steven J. Sordello under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Denotes a management contract or compensatory plan.

‡	Portions of this exhibit were omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.