Form 10-Q
period 2004-06-30
ASK JEEVES INC
filed 2004-08-09
CIK 1054298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

      The number of shares outstanding of the registrant’s Common Stock as of August 4, 2004 was 57,602,175.

The Exhibit Index begins on page 56.

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

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

ASK JEEVES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2004	2003

	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$70,782	$36,673
Marketable securities	15,015	143,975

Total cash, cash equivalents and marketable securities	85,797	180,648
Accounts receivable, net	30,170	12,062
Prepaid expenses and other current assets	5,501	3,299

Total current assets	121,468	196,009
Property and equipment, net	17,212	10,933
Goodwill	272,045	—
Intangible assets, net	101,170	831
Other assets, net	5,886	4,482

Total assets	$517,781	$212,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$46,047	$12,050
Accrued compensation and related expenses	8,176	5,137
Accrued restructuring costs	792	1,167
Deferred revenue	3,238	5,367
Note payable	2,144	—
Current portion of capital lease obligation	767	—

Total current liabilities	61,164	23,721
Convertible subordinated notes	115,000	115,000
Capital lease obligations, less current portion	570	—
Other liabilities	326	326

Total liabilities	177,060	139,047
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value: 150,000,000 shares authorized 57,389,448 and 46,616,445 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	987,968	740,845
Deferred stock compensation	(4,568)	—
Accumulated deficit	(645,746)	(670,686)
Accumulated other comprehensive income	3,067	3,049

Total stockholders’ equity	340,721	73,208

Total liabilities and stockholders’ equity	$517,781	$212,255

See accompanying notes to condensed consolidated financial statements.

ASK JEEVES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Revenue	$60,341	$25,568	$99,570	$48,282
Cost of revenue	18,077	5,486	24,146	11,002

Gross profit	42,264	20,082	75,424	37,280
Operating expenses:
Product development	5,228	3,254	9,981	6,798
Sales and marketing	16,711	7,138	25,875	14,029
General and administrative	6,326	4,910	11,671	9,190
Amortization of intangible assets	2,005	—	2,005	—

Total operating expenses	30,270	15,302	49,532	30,017

Operating income	11,994	4,780	25,892	7,263
Gain on acquisition and dissolution of joint ventures	—	232	—	6,355
Interest income, net	216	275	658	544
Interest expense	(24)	(82)	(27)	(164)
Other income, net	75	(13)	217	(20)

	267	180	848	360
Income before income tax provision	12,261	5,192	26,740	13,978
Income tax provision	700	335	1,800	670

Income from continuing operations	11,561	4,857	24,940	13,308
Loss from discontinued operations	—	(458)	—	(1,218)

Net income	$11,561	$4,399	$24,940	$12,090

Earnings per share — Basic
Income from continuing operations	$0.22	$0.11	$0.50	$0.31
Loss from discontinued operations	$—	$(0.01)	$—	$(0.03)

Net income per share	$0.22	$0.10	$0.50	$0.28

Weighted average shares outstanding used in computing basic net income (loss) per share	53,333,993	43,260,912	49,456,303	42,648,742

Earnings per share — Diluted
Income from continuing operations	$0.18	$0.09	$0.40	$0.26
Loss from discontinued operations	$—	$(0.01)	$—	$(0.02)

Net income per share	$0.18	$0.08	$0.40	$0.24

Weighted average shares outstanding used in computing diluted net income (loss) per share	65,542,792	53,541,479	61,803,135	51,004,790

Revenues from related parties	$1,131	$1,131	$2,262	$2,262

See accompanying notes to condensed consolidated financial statements.

ASK JEEVES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Six Months Ended
	June 30,

	2004	2003

Operating activities
Income from continuing operations	$24,940	$13,308
Adjustment to reconcile income from continuing operations to net cash provided by operating activities:
Loss from discontinued operations	—	(1,218)
Depreciation and amortization	4,169	3,920
Stock compensation	338	39
Amortization of intangible assets	4,747	1,112
Gain on acquisition of joint venture	—	(6,123)
Changes in operating assets and liabilities:
Accounts receivable	(945)	3
Prepaid expenses and other assets	(384)	246
Accounts payable and other accrued liabilities	7,435	3,750
Accrued compensation and related expenses	(1,084)	2,027
Accrued restructuring costs	(376)	(365)
Deferred revenue	(2,547)	(883)

Net cash provided by operating activities	36,293	15,816
Investing activities
Purchases of property and equipment	(7,100)	(3,684)
Purchases of marketable securities	(319)	(11,759)
Redemption of restricted marketable securities	43	11,000
Redemption of marketable securities	129,032	—
Business acquisitions, net of cash acquired	(131,681)

Net cash used in investing activities	(10,025)	(4,443)
Financing activities
Issuance of common stock	8,105	3,130
Repurchase of common stock	(229)
Issuance of convertible subordinated notes, net	—	111,744
Repayment of borrowings under line of credit	—	(11,000)
Repayment of capital lease obligations	(301)	(471)

Net cash provided by financing activities	7,575	103,403

Effect of exchange rate changes on cash and cash equivalents	266	629

Increase in cash and cash equivalents	34,109	115,405
Cash and cash equivalents at beginning of period	36,673	27,613

Cash and cash equivalents at end of period	$70,782	$143,018

See accompanying notes to condensed consolidated financial statements.

ASK JEEVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

      Ask Jeeves, Inc. (“Ask Jeeves” or the “Company”) is a provider of Web-based information retrieval products across a diverse portfolio of Web sites and desktop applications. Ask Jeeves generates revenue primarily by displaying advertisements on its Web sites and seeks to attract Web traffic by creating distinctive search experiences that users will find intuitive and satisfying. Ask Jeeves pursues this goal using a multi-brand strategy. Ask Jeeves’ brands include six Web sites dedicated to search (Ask.com, Ask.co.uk, Teoma.com, MySearch.com, MyWebSearch.com and AJKids.com) and three broader-purpose, content-rich Web sites, known as “portals” (iWon.com, Excite.com and MyWay.com), as well as additional co-branded portals. Ask Jeeves’ search services can also be accessed through several branded search toolbars that users can install in their Internet browsers. The toolbars can be downloaded from Ask Jeeves’ Web sites and are also distributed together with other downloadable applications, including Ask Jeeves’ Fun Web Products, which are applications designed to make online activities more personal, interesting and fun for computer users. Ask Jeeves’ proprietary technologies include its algorithmic search engine, Teoma, natural language processing software, and portal- and ad-serving technologies. Ask Jeeves also provides advertisers with several types of targeted ad products on its own Web sites and syndicates their ads to a broad base of users across the Ask Jeeves Syndication Network and the MaxOnline Advertising Network of third-party Web sites.

      Until July 1, 2003, the Company operated through two divisions, Web Properties and Jeeves Solutions. On July 1, 2003, the Company sold certain assets used in the Jeeves Solutions business to Kanisa Inc. (“Kanisa”), at which time the Company ceased offering Jeeves Solutions software and services.

      On May 6, 2004, Ask Jeeves acquired Interactive Search Holdings, Inc. (“ISH”), which became a wholly-owned subsidiary of the Company. ISH operates several portals and search sites and develops and distributes desktop applications. See Note 3 (Acquisitions).

Basis of Presentation

      The accompanying condensed consolidated financial statements as of and for the periods ended June 30, 2004 and 2003 are unaudited, but include all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position, operating results and cash flows as of the interim date and for the periods presented. Results for the three and six months ended June 30, 2004 are not necessarily indicative of results for the entire fiscal year or future periods. The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Concentrations of Revenue

      During the three and six months ended June 30, 2004, paid listing revenues from one provider accounted for 67% and 68% of revenues from continuing operations, respectively. During the three and six months ended June 30, 2003, paid listing revenues from the same provider accounted for 49% and 47% of revenues from continuing operations, respectively. This provider accounted for 41% and 23% of gross accounts receivable as of June 30, 2004 and 2003, respectively. The Company’s paid listing agreements with this provider are scheduled to terminate December 31, 2007.

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

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003

Net income, as reported	$11,561	$4,399	$24,940	$12,090
Add:
Stock compensation expense included in reported net income	147	5	147	6
Deduct:
Total stock-based employee compensation expense determined under fair value based method for Employee Stock Purchase Plan	(140)	(116)	(279)	(223)
Total stock-based employee compensation expense determined under fair value based method for stock options	(6,595)	(2,349)	(10,134)	(3,939)

Net income, pro forma	$4,973	$1,939	$14,674	$7,934

Net income per share:
Basic, as reported	$0.22	$0.10	$0.50	$0.28
Basic, pro forma	$0.09	$0.04	$0.30	$0.19
Diluted, as reported	$0.18	$0.08	$0.40	$0.24
Diluted, pro forma	$0.08	$0.04	$0.24	$0.16

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

1990’s. A coordinated settlement has been proposed and submitted to the court. On June 24, 2003, a special committee of the Company’s board of directors approved the Company’s participation in this settlement and on July 9, 2003, the Individual Defendants approved the settlement. The settlement has not yet been approved by the court and might be opposed by the underwriter defendants. If the settlement is approved by the court, the Company expects that the costs and expenses of the settlement will be paid by the Company’s insurers, who will be reimbursed by the Company up to the amount of the Company’s $1.0 million insurance retention. Accordingly, the Company has reserved that amount on its balance sheet. Any payments beyond that amount will be made by the Company’s insurance carriers up to the limits of the relevant policies. If the settlement does not occur, and the litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

      On January 27, 2004, a lawsuit was filed in the United States District Court for the Southern District of New York captioned American Blind and Wallpaper, Inc. v. Google, Inc., et al., in which Ask Jeeves, Inc., America Online, Inc., Netscape Communications Corporation, Compuserve Interactive Services, Inc., and EarthLink, Inc. were also named as defendants. On February 27, 2004, the Company was served with an Amended Complaint in the matter. The Complaint alleges trademark infringement, false representation, and dilution under the Lanham Act and other claims arising from defendants’ alleged unlawful use of plaintiff’s trademarks. Plaintiff’s claims are based on the allegations that defendants sell keywords identical to plaintiff’s marks to various third parties and by manipulating search results, consumers are unwittingly diverted to competitors’ products and services. The plaintiff seeks injunctive relief and an unspecified amount of damages. The Company has tendered this suit to Google for indemnification pursuant to the terms of the Advertising Services Agreement, dated July 17, 2002, between Ask Jeeves and Google, and Google has agreed to indemnify the Company to the extent the claims relate to Google paid listings.

      The Company acquired full ownership of Focus Interactive, Inc., formerly known as The Excite Network, Inc., on May 6, 2004 upon its acquisition of ISH. On July 29, 2003, Focus Interactive filed a legal action against InfoSpace, Inc. in New York State court, Westchester County captioned Focus Interactive, Inc. v. InfoSpace, Inc., Index No. 03/11873 (Sup. Court Westchester County New York)(“NY Action”) seeking a declaration as to the respective rights and obligations of the parties under an Internet Services Agreement (“ISA”) between Focus Interactive and InfoSpace and seeking damages as a result of InfoSpace’s demands. On September 22, 2003, InfoSpace filed a lawsuit against Focus Interactive in Washington State captioned InfoSpace Sales LLC v. Focus Interactive, Inc., Index No. 03-2-36 176-3SEA (Sup. Court Wash., King County)(“Washington Action”) asserting claims and seeking damages for (i) breach of contract (the ISA); (ii) breach of the duty of good faith and fair dealing in performing the ISA; (iii) unfair business practices under Washington Rev. Code § 19.86.020 that affect the public interest; (iv) misrepresentation and fraud in the inducement; and (v) a declaratory judgment seeking a declaration that Focus Interactive’s threatened actions would constitute breaches of Focus Interactive’s obligations to InfoSpace under the ISA, the covenant of good faith and fair dealing recognized by Washington law, and the Wash. Rev. Code § 19.86.020. Focus moved to dismiss the Washington action, which motion was granted. InfoSpace filed an appeal in the Court of Appeals of the State of Washington. Briefing is not yet complete on the appeal in Washington.

      On September 29, 2003, InfoSpace moved to dismiss the New York action on the grounds that a declaratory judgment was improper and on forum non conveniens grounds. Focus opposed the motion and on January 7, 2004, the New York Supreme Court denied InfoSpace’s motion to dismiss in its entirety. On February 11, 2004, InfoSpace filed a Notice of Appeal of the Supreme Court decision to the Appellate Division of the New York Supreme Court for the Second Judicial Department. No briefing has yet occurred in the appeal in New York. On January 23, 2004, InfoSpace answered the Complaint in the NY Action and

ASK JEEVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Continued)

2. COMMITMENTS AND CONTINGENCIES (Continued)

filed counterclaims similar to the claims asserted in the Washington action. The parties are currently engaged in settlement negotiations, though the Company faces the risk that the settlement negotiations might not be successful.

      On July 1, 2004, Kanisa, Inc. paid Ask Jeeves $380,000 in partial satisfaction of the promissory note it delivered to Ask Jeeves on July 1, 2003 in connection with Kanisa’s purchase of assets used in the Jeeves Solutions division. Ask Jeeves believes that an additional $351,000 is payable under the note which Kanisa is disputing. The promissory note proceeds received by Ask Jeeves on July 1, 2004 have been, and any additional proceeds will be, recorded as additional gain on the Jeeves Solutions transaction on the date of receipt.

      On August 3, 2004, a lawsuit was filed in the Superior Court of the State of California, County of San Francisco captioned Mario Cisneros et al. vs. Yahoo! Inc., et al., in which Ask Jeeves, Inc., Google, Inc., Yahoo! Inc., and several other Internet media companies are named as defendants. The complaint alleges that the defendants engaged in unfair business practices and aided, abetted and conspired with operators of illegal online gambling enterprises by selling and displaying ads for gambling operations that allegedly violate California law. The complaint purports to be a class action on behalf of the general public and all California residents who incurred losses in the prior four years at any illegal Internet gambling site allegedly advertised on defendants’ Web pages. The complaint seeks declaratory and injunctive relief prohibiting Ask Jeeves and the other defendants from selling or displaying such ads. The complaint also seeks to hold Ask Jeeves and the other defendants liable for an unspecified amount of money damages equal to (i) all of the revenue that defendants allegedly earned by displaying ads for illegal gambling operations; (ii) all of the gambling losses suffered by persons using computers in California to access the advertised sites; (iii) all other revenues received by the gambling site operators from such computer users; and (iv) certain State taxes and fees allegedly avoided by the gambling site operators. The complaint was filed against Internet media companies and does not specifically name the gambling site operators themselves as defendants. Ask Jeeves believes it has meritorious defenses and intends to defend the case vigorously.

      In management’s opinion, resolution of these matters is not expected to have a material adverse impact on the Company’s results of operations, cash flows or financial position. However, depending on the amount and timing, an unfavorable resolution of these matters could materially and adversely affect the Company’s future results of operations, cash flows or financial position.

Indemnifications

      While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees do not represent significant commitments or contingent liabilities. Accordingly, the Company has not recorded a liability related to indemnification provisions.

ASK JEEVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Continued)

3. ACQUISITIONS

Interactive Search Holdings

      On May 6, 2004, the Company completed its acquisition of all of the outstanding capital stock of Interactive Search Holdings, Inc. (ISH), an online search and media company. The acquisition significantly increased the Company’s market share and provided additional channels of distribution for the Company’s search services. These factors contributed to a purchase price in excess of the fair value of ISH’s net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with this transaction.

      The total purchase cost for ISH of approximately $394.8 million consists of the following (in thousands, except share data):

Common stock (9,093,590 shares at $25.73 per share)	$233,978
Stock options (206,238 shares, at fair value)	4,766
Cash	143,984
Transaction costs	12,040

$394,768

      The value of the common stock issued was determined based on the average market price of the Company’s common shares over the period including the two days before and after the terms of the acquisition were agreed to and announced. The fair value of the stock options was determined as of the same date using the Black-Scholes option valuation model using the following assumptions: risk-free interest rate of 3.7%, expected life of 4.3 years and a volatility factor of 1.1. No dividend was assumed.

      The total purchase cost of the acquisition of ISH as of the acquisition date has been allocated to assets and liabilities based on management’s preliminary estimate of their fair values. The excess of the purchase consideration over the fair value of the net assets acquired has been allocated to goodwill. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition and the estimated lives of the amortizable intangible assets (in thousands, except lives):

		Estimated
		Lives

Cash and cash equivalents	$27,782
Other tangible assets	24,135
Amortizable intangible assets:
Developed/core technology	3,785	3 years
User Base	30,608	3 years
Advertiser and distribution partner relationships	61,479	5 years
Trade names	5,105	5 years
Goodwill	272,045

Total assets acquired	424,939
Liabilities assumed	(34,885)
Deferred stock-based compensation (stockholders’ equity)	4,714

Total	$394,768

ASK JEEVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Continued)

3. ACQUISITIONS (Continued)

      Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for income tax purposes. Goodwill will not be amortized for financial reporting purposes and will be tested for impairment, at least annually. The preliminary purchase price allocation for ISH is subject to revision as more detailed analysis is completed and additional information on the fair value of assets and liabilities becomes available. Any change in the fair value of the net assets of ISH will change the amount of the purchase price allocable to goodwill.

      Net deferred income tax assets related to the acquisition of Interactive Search Holdings had been fully offset by a valuation allowance and, accordingly, no such amounts are included in the accompanying condensed combined balance sheet.

      The results of ISH’s operations have been included in the Company’s consolidated financial statements since the date of the acquisition. The following unaudited pro forma financial information for Ask Jeeves, Inc., presented in the table below, represents the combined revenue, net income and net income per share of the Company for the three and six months ended June 30, 2004 and 2003 as if the acquisition of ISH had occurred on the first day of the periods presented, including the amortization of identified intangible assets (in thousands, except per share data).

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003

Revenue	$74,116	$38,945	$152,401	$72,487
Net income (loss) from continuing operations	$9,357	$(569)	$23,337	$1,823
Net income (loss) per share — basic:	$0.18	$(0.01)	$0.47	$0.04
Net income (loss) per share — diluted:	$0.14	$(0.01)	$0.38	$0.03

Tukaroo

      On June 3, 2004 the Company acquired certain technology from Tukaroo, Inc. The Company intends to integrate Tukaroo’s desktop search and file management software into its search services. The purchase consideration for the acquisition of the Tukaroo technology was not material to the condensed consolidated financial statements.

4. CONVERTIBLE SUBORDINATED NOTES

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

      The notes are subordinated in right of payment to all existing and future senior indebtedness, as defined in the indenture. The holders of the notes may require the Company to repurchase all or a portion of the notes, subject to specified exceptions, upon the occurrence of a change in control. The Company may choose

ASK JEEVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Continued)

4. CONVERTIBLE SUBORDINATED NOTES (Continued)

to pay the repurchase price in cash, shares of its common stock, shares of the surviving corporation or a combination thereof. The Company may not redeem the notes prior to the maturity date.

5. RESTRUCTURING AND FACILITY EXIT COSTS

      In December 2000, the Company’s Board of Directors approved a restructuring program aimed at streamlining the Company’s underlying cost structure to better position the Company for growth and improved operating results. During the three and six months ended June 30, 2004, the Company reported no additional restructuring charges. The following table sets forth the restructuring activity during the three and six months ended June 30, 2004 and 2003, respectively (in thousands).

	Accrued			Accrued
	Restructuring			Restructuring
	Costs,	Restructuring		Costs,
	Beginning of Period	Charges	Cash Paid	End of Period

Three months ended June 30, 2004
Facility exit costs	$979	$—	$(187)	$792

Total	$979	$—	$(187)	$792

Six months ended June 30, 2004
Facility exit costs	$1,167	$—	$(375)	$792

Total	$1,167	$—	$(375)	$792

Three months ended June 30, 2003
Facility exit costs	$1,696	$—	$(188)	$1,508

Total	$1,696	$—	$(188)	$1,508

Six months ended June 30, 2003
Facility exit costs	$1,883	$—	$(375)	$1,508
Severance and professional fees	9	—	(9)	—

Total	$1,892	$—	$(384)	$1,508

6. LINE OF CREDIT

      The Company has a revolving line of credit with a bank in the amount of $15.0 million. The line of credit expires on July 1, 2005. Borrowings under the line of credit bear fixed rate interest from the date of borrowing at LIBOR plus 0.4%. All borrowings and letters of credit under the credit facility are collateralized by an equal amount of the Company’s marketable securities. Borrowings under the line are subject to various covenants. As of June 30, 2004, no borrowings were outstanding under the line of credit. Standby letters of credit of approximately $65,000, which are being maintained as security for performance under various obligations, were issued and outstanding under the credit facility.

      Further, our wholly-owned subsidiary, ISH, has additional standby letters of credit of approximately $500,000 and $80,000, which are being maintained as security for a capital lease and office space, respectively.

ASK JEEVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Continued)

6. LINE OF CREDIT (Continued)

7. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

      The Company offers advanced Internet search technology to the public through advertiser-supported sites on the World Wide Web. The Company provides its search technologies and services internationally, both directly and through its joint venture. Attribution of revenues by geographic region is based on the country in which the customer is domiciled. Geographic information on revenues from continuing operations is as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003

North America	$47,370	$17,109	$72,323	$32,710
Europe	11,840	7,328	24,985	13,310
Asia	1,131	1,131	2,262	2,262

Total	$60,341	$25,568	$99,570	$48,282

8. COMPREHENSIVE INCOME

      The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003

Net income	$11,561	$4,399	$24,940	$12,090
Other comprehensive income:
Change in unrealized gain on investments	(319)	(6)	(247)	(23)
Foreign currency translation adjustment	(402)	826	266	630

Comprehensive income	$10,840	$5,219	$24,959	$12,697

9. SUBSEQUENT EVENTS

      On July 1, 2004, the Company signed an eight-year lease for 55,803 rentable square feet in the 555 City Center building in downtown Oakland, California. The future minimum lease payments are $11,550,000.

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

BUSINESS OVERVIEW

      We provide consumers with Web-based information retrieval products across a diverse portfolio of Web search sites, portals and desktop applications. We provide advertisers with several types of ad products on these sites and also syndicate their ads to a broad base of users across the Ask Jeeves Syndication Network and the MaxOnline Advertising Network of over 1,500 third-party Web sites. We seek to attract Web traffic by creating distinctive search experiences that users will find intuitive and satisfying. On our Web sites, Ask.com in the U.S. and Ask.co.uk in the U.K., users submit search queries and our proprietary algorithmic search technology, Teoma, delivers a results list of Web pages likely to contain relevant and authoritative answers. In addition, in response to appropriate queries on those sites, our Smart Search function delivers the information the user is seeking right on the results page. We generate revenue primarily by displaying advertising on our Web sites, including keyword-targeted ads which appear on search results pages in response to related words in the user’s query. Our branded Web sites include six sites dedicated to search and three broader-purpose, content-rich Web sites (known generally as portals). In addition to Teoma, our proprietary technologies include natural language processing software, as well as portal-and ad-serving technologies.

      Our main goal is to increase our Web traffic by attracting more users to our sites and portals and getting them to use our search services more frequently. We are pursuing this goal using a multi-brand strategy and by making our search services accessible in several different ways.

      We have corporate headquarters in Emeryville, California, with offices in several cities throughout the United States, as well as in London, Dublin, and Tokyo.

Recent Events

      Notable events since the filing of our last quarterly report include the following:

•	ISH Acquisition — On May 6, 2004 we closed the acquisition of Interactive Search Holdings, Inc., or ISH. Under the terms of the merger agreement, we issued approximately 9.1 million shares of common stock, assumed options to purchase approximately 200,000 shares of common stock and paid approximately $144.0 million in cash. This reflects an aggregate purchase price of $394.8 million, as explained in Note 3 (Acquisitions) to our financial statements ($501.0 million based on the closing price of our stock on May 6, 2004). The acquisition is expected to double our number of search queries per quarter.

•	Shelf Registration Statement — On June 8, 2004 we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission, or SEC. The registration statement was declared effective by the SEC on July 26, 2004 and will permit (but not require) us to offer and sell up to $400.0 million of common stock, preferred stock, depositary shares, debt securities or warrants from time to time in one or more public offerings. The terms of any such future offerings will be established at the time of each offering.

•	Renewal of Paid Listing Supply Arrangement — On July 26, 2004 Ask Jeeves, Inc. and two of our subsidiaries, Ask Jeeves Europe and Focus Interactive, entered into three definitive agreements with Google, Inc. to extend our relationship with Google until December 31, 2007. Pursuant to these agreements, Google will continue to supply sponsored advertising links to many of our search and portal brands under revised terms and conditions.

•	Tukaroo Acquisition — On June 3, 2004 we acquired certain technology assets from Tukaroo, Inc. We intend to integrate Tukaroo’s desktop search and file management software into our search services.

•	Improved User Experience — We have introduced several site improvements to Ask.com over the past quarter, including the preview tool, “Binoculars” (patent-pending), and several Smart Search features. The Binoculars tool enables users to preview pages in the search results list before actually clicking-through to visit the end pages themselves. Our Smart Search features deliver rich content on the search results page. Recent Smart Search improvements include movie search, maps and driving directions, quick definitions and famous people.

•	Expanded Email Storage Capacity — On June 24, 2004 we announced that we now offer registered users 125 megabytes of free email storage on our three branded portals: My Way (www.myway.com), Excite (www.excite.com), and iWon (www.iWon.com). In addition, premium-paying Excite Gold users now have 2 gigabytes of storage. Previously, we had offered 6 megabytes of free email storage on our branded portals.

•	Lease of New Headquarters Space — On July 1, 2004, we signed an eight-year lease for 55,803 rentable square feet in the 555 City Center building in downtown Oakland, California. We expect to relocate our corporate headquarters to the new space in late 2004.

•	Termination of Paid Inclusion — During the second quarter we ceased offering our paid inclusion product (which allowed Web site publishers to pay a fee to ensure that their sites were included in our index). We will continue to recognize paid inclusion revenue for the duration of the existing contract terms.

Search Services

      We offer several different branded search alternatives. We believe that different people prefer to search the Web in different ways. By offering a variety of search alternatives, we hope to deliver a search experience to each computer user that he or she will find intuitive and satisfying. In this way, we seek to attract and retain users. Our May 2004 acquisition of ISH roughly doubled the number of branded search alternatives we offer.

      Most of our search alternatives deliver a results Web page that includes advertiser-sponsored links. These textual advertising links, which we call paid listings, appear on the results page in response to keywords in the user’s query. Advertisers select the keywords that will produce their paid listings. Some of our results pages also display keyword-targeted graphic ads, which we call Branded Response. Keyword-targeted ads such as paid listings and Branded Response enable advertisers to deliver their message at the moment when viewers are most likely to be interested — when they are actively searching for information related to the advertiser’s product or service. Unlike traditional Web advertisements, which can be intrusive and annoying, keyword ads are often useful to the user, and thus can be more effective for advertisers. We identify keyword-targeted ads as “sponsored” content on our results page and display them separately from the search results.

      There are three main pricing plans for results page advertising, and the way in which we earn ad revenue varies among them. Depending upon the pricing terms, we earn advertising revenue every time users click on our paid listings (referred to as cost per click, or CPC, pricing), every time we display other types of graphic advertisements (referred to as cost per thousand impressions, or CPM, pricing) or every time users take an action on the destination site (referred to as cost per action, or CPA, pricing). Some of our paid listings are sold to advertisers by our direct sales force while others are supplied to us by our paid listings providers, primarily Google, Inc. Google sells paid listings to hundreds of thousands of advertisers and supplies us with relevant paid listings to display on our results pages in response to keywords in users’ queries.

      The search alternatives we offer include six dedicated search sites and three search-centric portal sites, among other methods of accessing our search services.

Dedicated Search Sites

      We operate six proprietary Web sites dedicated to search.

•	Ask.com and Ask.co.uk. Our Web sites, Ask.com in the U.S. and Ask.co.uk in the U.K., utilize our proprietary algorithmic search technology, Teoma, to generate the results list. Teoma’s approach to ranking search results is different from that of other search engines. In the Teoma results list, a site is ranked based on whether other sites linking to it are themselves respected within the pertinent subject-matter community on the Web. For example, Teoma would rank a baseball site based on how many links it receives from other Web sites specifically geared toward baseball aficionados, placing less emphasis on links from general sports or portal sites. Our natural language processing technology enables Teoma to accept and process queries written in natural language, which many users find more intuitive than Boolean logic. In addition to the Teoma results, Ask.com and Ask.co.uk also display Smart Search results in response to many popular query topics. Our Smart Search function delivers the information the user is seeking right on the results page. For example, if a user enters “weather in New York, NY,” our Smart Search function will display current New York City weather conditions in addition to other search results. We believe these direct answers help people find information faster and thereby improve their search experience. Smart Search content is currently available for stock quotes, famous people, movies, weather, driving directions, flight delays, snow conditions at ski resorts, definitions, wedding registries, and more. Our flagship sites also offer “Smart Product Search,” which enables users to easily compare product prices across multiple Web merchants. We generally license our Smart Search and Smart Product Search content from third parties.

•	MySearch.com and MyWebSearch.com. These Web sites, which we acquired in our recent acquisition of ISH, allow users to run their search using one of several search algorithms — currently Ask Jeeves (Teoma), Google or Yahoo! — or using Looksmart’s Web directory. Regardless of which search method the user selects, we generate revenue from the results page advertising. Typically, users of these sites download the related toolbars (discussed below) so as to run searches using MySearch or MyWebSearch from anywhere on the Web.

•	Our other dedicated search sites include Teoma.com and AJKids.com.

Portals

      We operate three proprietary branded portal Web sites. Our portals attract users by offering a mix of news, information and entertainment content together with internet services such as email, portfolio tracking, games, message boards and chat. Each portal includes prominent search functionality. Our portal content includes news, weather, shopping comparisons, horoscopes and more. We generally license these content feeds from third-party providers. Users of each portal can register to receive personalized features, which tend to increase user satisfaction and thereby increase usage of the sites. We acquired these portals in our recent acquisition of ISH:

•	iWon.com. iWon is a content-rich portal with a user loyalty program built around cash sweepstakes prizes. The more times that registered users search through the iWon search box (or utilize other features of the site) the more chances they have to win the daily $10,000 prize and less frequent larger prizes.

•	Excite.com. Excite is a content rich portal that seeks to attract users by aggregating news, sports, weather and entertainment content and providing e-mail, stock portfolio tracking, search, games, shopping and other services. We own the U.S. rights to The Excite Network’s portal assets; however, we do not control the Excite search results page and we do not own the international rights.

•	MyWay.com. The MyWay portal appeals to users wanting fast and clean content delivery. It offers users a mix of content modules and free email accounts, all built around a prominent search box. MyWay is free from banner ads, pop-up ads, and rich-media ads (which are generally disliked by dial-up users because they load slowly). This site has been well received by users due its clean design and its personalization feature called My Page.

•	Co-Branded Portal. In addition, we build and operate a customized portal for Dell, Inc. at Dell.MyWay.com using the content modules and technology we developed for our own sites. We share the ad revenues generated by the portal with Dell, including results page ad revenues generated by searches originating from the co-branded portal.

Other Methods of Accessing our Search Services

      In addition to our dedicated search sites and our search-centric portals, we offer the following methods by which computer users can access our search services:

•	Search Toolbars. We offer several branded search toolbars, which users can download and install in their Web browsers. These toolbars enable users to run a search using our services from anywhere on the Web without first clicking over to one of our Web sites. Toolbars are available for most of our branded sites (other than AJKids.com). Several of our toolbars offer additional benefits such as pop-up blocking and quick access to personalized portal content. The MySearch and MyWebSearch toolbar (like MySearch.com and MyWebSearch.com) currently allow users to run their search using any of the leading three search algorithms. In each case, we control the results page and, thus, even if a competitor’s technology is selected to provide the search results, we generate revenue from the paid listings and other advertising displays on the results page. Users can download these toolbars for free from our Web sites. In addition, we have distribution arrangements in place with third-party application providers, such as Weatherbug, to bundle our search toolbars with their downloadable applications. In those cases, we and our distribution partners typically share the revenues generated by the bundled toolbar.

•	Search Boxes. We enter into agreements with third-party Web site publishers allowing them to add one of our search boxes to their Web sites. We control the results page that is displayed when a search is entered into one of those boxes (and just like on our proprietary sites, we generally obtain the paid listings from one of our providers). We share the resulting ad revenues with the third-party site (as well as with the paid listing provider).

Downloadable Applications

      We promote our search services through several downloadable applications we call our Fun Web Products. These programs are designed to make online activities more personal, interesting and fun for users, and each of them comes with one of our branded search toolbars. We make these fun web products available free of charge (at FunWebProducts.com) and benefit from users’ subsequent use of the search toolbar. Our Fun Web Products include Smiley Central (www.smileycentral.com), Cursor Mania (www.cursormania.com), Popular Screensavers (www.popularscreensavers.com), Pop Swatter (www.popswatter.com), and three email personalization applications (www.mymailstationery.com, www.mymailsignature.com and www.mymailstamp.com).

Advertising and Media Services

Search Results Page and Portal Advertising

      We provide advertisers and ad agencies with the opportunity to advertise on our search results pages and portal sites. We believe the combination of our broad user base and our suite of keyword advertising products enables us to offer advertisers an effective means of targeting precise audiences, while at the same time supplying our users with advertising content they are likely to find useful. We offer the following categories of advertising opportunities:

•	Paid Listings. Our proprietary paid listings consist of Premier Listings in the U.S. and Answer Link in the U.K. Premier Listing advertising displays a textual link to the advertiser’s Web site in response to keywords in the user’s query. Premier Listings appear as “featured sponsored results” on Ask.com. Answer Link, which is only available on Ask.co.uk, allows operators of Web sites with high-quality, in-depth content to pay for the opportunity to appear as an identified sponsored answer on Ask.co.uk’s results page in response to related queries. We source additional paid listings from third-party providers. Paid listings are clearly labeled as “sponsored” content on our results pages and are displayed separately from the algorithmic search results. Generally, paid listings are priced on a cost per click (CPC) basis, meaning that the advertiser only pays if the user clicks on its advertising link. When we display paid listings supplied by a third-party provider, we share the resulting advertising revenue with the provider.

•	Branded Response. Branded Response, our keyword-targeted graphic advertising product, is available primarily on Ask.com and Ask.co.uk. The advertiser might design the Branded Response ad to appear as a question and answer inset, to feature a graphic logo, to appear as a helpful fact or hint in paragraph format, or as an interactive tool offering real-time content. Our Branded Response product thus allows advertisers to occupy highly visible Web real estate on our Ask.com results page (as well as the pages of some of our syndication partners). Branded Response ads are generally priced on a cost per thousand impression (CPM) basis but are sometimes priced on a cost per action (CPA) basis.

•	Content-Targeted Advertising. We display content-targeted ads on some of our portal sites. Content-targeted ads are similar to paid listings in that they appear in response to the user’s current interests. However, unlike paid listings, which are produced by keywords in the user’s query, content-targeted ads appear on a page in response to the page’s other content. For example, next to a news story about Tiger Woods, we might display an ad for golf clubs. With this type of ad product, advertisers bid on topics, rather than keywords. We generally obtain content-targeted ads from a third-party provider, namely Google, and recognize the revenue on a cost per click (CPC) revenue-sharing basis, net of amounts retained by the provider.

•	Non-Targeted Advertising. We offer several non-targeted advertising products, such as banners, towers and pop-ups, on Excite.com and iWon.com (which we sometimes refer to, collectively, as The Excite Network). Non-targeted ads are generally priced on a cost per thousand impression (CPM) basis but are sometimes priced on a cost per action (CPA) basis.

Ad Syndication Networks

      In addition to selling advertising to be displayed on our results pages and portals, we deliver, or “syndicate,” advertising products across our two advertising networks:

•	Ask Jeeves Syndication Network. This network consists of approximately 40 third-party Web sites as of June 30, 2004. We provide search results and/or advertising for those Web sites to display and share the resulting revenues with them.

•	MaxOnline Advertising Network. This network consists of over 1,500 third-party Web sites. MaxOnline offers advertisers the opportunity to communicate with this audience through a variety of advertising products. MaxOnline delivers these advertisements for display on networked sites using its own ad serving technology. MaxOnline was formed when L90, Inc. (a public company) merged with DoubleClick Media, Inc. (a subsidiary of DoubleClick) in 2002 to form MaxWorldwide (a public company). In mid-2003, the assets of MaxWorldwide’s Internet marketing division, MaxOnline, were acquired by ISH (a private company). MaxOnline became a wholly-owned subsidiary of Ask Jeeves when we acquired ISH in mid-2004.

CRITICAL ACCOUNTING POLICIES

      Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which are known as GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions were made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. Our accounting policies and estimates that we believe are the most critical to a full understanding and evaluation of our reported financial results include those relating to:

•	revenue recognition;

•	allowances for doubtful accounts;

•	legal contingencies;

•	accounting for income taxes; and

•	impairment of long-lived assets.

      Each of these critical accounting policies is described in more detail below. Our management has reviewed these critical accounting policies and related disclosures with our Audit Committee. See the Notes to our Condensed Consolidated Financial Statements, which contain additional information regarding our accounting policies and other disclosures required by GAAP.

Revenue Recognition

      We generate revenue from the following main sources:

•	sales, syndication and display of paid listings and branded advertising products;

•	sales of paid inclusion products;

•	licensing of our search technologies;

•	co-branding arrangements;

•	MaxOnline advertising sales and services.

      In each case, we recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition in Financial Statements and Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables. In all cases, revenue is recognized only when all of the following criteria are satisfied:

•	persuasive evidence of an arrangement exists;

•	the service has been performed or delivered, or over the period in which the service is delivered;

•	the price is fixed or determinable; and

•	collectibility of the resulting receivable is reasonably assured. If we doubt the collectibility of revenue at the time it is earned, we defer recognizing the revenue until it is received in cash.

Paid Listings, Branded Advertising and other Syndicated Services

      Our paid listing products are textual links that appear on search results pages in response to keywords in the user’s query. They are designed to connect users interested in a particular product or service with an advertiser offering that product or service at the exact moment users need the information, much like a Yellow Pages listing. With these products, advertisers pay only for performance, so paid listings are sold on a cost per click, or “CPC” basis. We recognize revenue from CPC arrangements when a user clicks on the paid listing, provided that collection of the resulting receivable is probable.

      Our branded advertising ranges from keyword-targeted graphic units, which we offer as our Branded Response product, to content-targeted and non-targeted advertising units such as banners, towers, buttons and pop-ups, which appear primarily on our portals and syndicated sites. With these products, advertisers generally pay to have their ads displayed over a designated period of time, so branded advertising is generally sold on a cost per thousand impressions, or “CPM,” basis. We recognize revenue derived from CPM arrangements during the period in which the advertising impressions are delivered, provided that no significant obligations remain and collection of the resulting receivable is probable. Our obligations typically include a guaranteed minimum number of “impressions” or times that an advertisement appears. To the extent the minimum guaranteed impressions are not delivered, we continue to run the ad and defer recognition of the corresponding revenue until the remaining guaranteed impression level is achieved.

      We sell some branded advertising for which the advertiser pays only if the user clicks on the ad and goes on to take another action on the destination Web site. This arrangement is known as cost per action, or “CPA,” pricing. We recognize revenue from CPA arrangements when a user takes an action on the destination Web site, provided that collection of the resulting receivable is probable.

      We obtain some of our paid listing and branded advertising inventory directly, when ads are sold to advertisers by our direct sales force, while others are obtained from our third-party providers, primarily Google. We display ads from both sources on our sites and syndicate ads from both sources to third-party sites, in which case we share our ad revenues with the third party. If our direct sales force sells the ad and we syndicate it for display on a third-party site, we recognize the ad revenue on a gross basis in accordance with the criteria set forth in Emerging Issues Task Force Issue No. 99-19. Such criteria includes factors such as whether we act as the primary obligor in the arrangement, perform a significant portion of the service, set the pricing, and retain the credit risk. If we instead procure the paid listing from a third-party provider such as Google and display it on one of our sites or for users of one of our toolbars, we receive revenue-sharing fees from the provider and recognize the revenue net of any amounts retained by the provider. Whether the advertisement is acquired from our paid listings partner or by our sales force we record revenue-sharing fees paid by us to third party sites as Web-traffic acquisition cost (within cost of revenues).

Paid Inclusion

      Until the second quarter of 2004, we offered paid inclusion products, which provided an opportunity for Web sites to ensure that they were included in our search index. We recognize paid inclusion revenue using either of two methods. First, for paid inclusion products that were priced on a “per URL” basis, we collected the revenues in advance and recognized it over the appropriate service period, which was typically one year. Second, for paid inclusion products that were priced on a CPC basis, we recognized the revenue when the click was delivered. Although we have ceased offering this product, we will continue to recognize paid inclusion revenue until the termination of all existing paid inclusion service periods.

Licensing

      We license our search technology to our Japanese joint venture (in which we hold a minority interest) for non-recurring license payments received in the third quarter of 2000. We initially recorded these payments as deferred revenue and we are recognizing them as revenue on a straight-line basis over a four-year period. Recognition of this license revenue will terminate during the third quarter of 2004.

Co-Branding and Sponsorship Relationships

      We have entered into co-branding collaborations with other companies whereby we receive a percentage of revenues generated by our collaborator through e-commerce or other transactions. We recognize such revenues when we are notified by our collaborator that the revenues have been earned by us. Additionally, some of our sponsorship agreements provide links to third-party Web sites and generate either fixed fees for monthly access, or variable fees, which are dependent upon the number or type of transactions consummated at the third-party Web site by linked customers. Such amounts are recognized as revenue in the month earned. To date, such amounts have not been significant.

MaxOnline

      Our MaxOnline division generates revenue from ad sales and under commission-based and service fee-based contracts. We recognize these revenues in the period the advertising is delivered, provided collection of the resulting receivable is reasonably assured. For commission-based contracts, we invoice the full amount of revenue due to Web publishers for the sale of their ad inventory and we are entitled to receive a commission.

We record revenue earned from commission-based contracts on a net basis, which reflects the amount of commissions earned by our company. For service fee-based contracts, we are obligated to pay a fee to the Web publishers for ads placed on their Web sites. We include those fees in cost of revenue. Additionally, under service fee-based contracts, we collect payment, and bear the risk of loss, for ads sold. Consequently, we record revenue earned from service fee-based contracts on a gross basis, net of an allowance for advertiser credits, which are estimated and established in the period in which services are provided. We generally issue these credits in the event that delivered advertisements do not meet contractual specifications. Actual results could differ from our estimates.

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

      We also record a provision for estimated revenue adjustments in the same period as the related revenues are recorded. These estimates are based on historical analysis of credit memo data and other factors. If the historical data we use to calculate these estimates does not properly reflect future uncollectible revenue, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be impacted.

Legal Contingencies

      We are currently involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our future results of operations and financial position. See Note 2 of Notes to Condensed Consolidated Financial Statements for a description of our material legal proceedings.

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

      Due to uncertainty surrounding when or if we will realize the benefits of our deferred tax assets (primarily from our net operating loss carryforwards), we have recorded a 100% valuation allowance on our net deferred tax assets. Any decrease in the valuation allowance could materially reduce our income tax provision in the period in which such determination is made.

      We provide for United States income taxes on the earnings of our foreign subsidiaries unless they are considered indefinitely invested outside the United States. At June 30, 2004, the cumulative earnings upon which United States income taxes have not been provided are approximately $22.9 million. The income tax that would arise if these items were repatriated is approximately $9.2 million, some or all of which may be reduced by NOL’s or foreign tax credits.

Impairment of Long-Lived Assets

Goodwill

      Our long-lived assets include goodwill and other intangible assets. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

Intangible Assets

      Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that we record an impairment charge on finite-lived intangibles or long-lived assets to be held and used when we determine that the carrying value of intangible assets and long-lived assets may not be recoverable. Based on the existence of one or more indicators of impairment, we measure any impairment of intangibles or long-lived assets based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our business model. Our estimates of cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

RESULTS OF OPERATIONS

      On May 28, 2003, we entered into an agreement to sell certain assets used in our Jeeves Solutions division to Kanisa Inc. (“Kanisa”). The sale of these assets closed on July 1, 2003, at which time we ceased offering Jeeves Solutions products and services. Accordingly, our results of operations are presented below on a continuing operations basis, and the results of the Jeeves solutions division are discussed in the section titled “Loss from Discontinued Operations.”

Revenues

Total Revenue

      The table below presents our total revenues for the three and six months ended June 30, 2004 compared to the corresponding periods of the prior year.

	Three Months Ended June 30,			Six Months Ended June 30,

(dollars in thousands)	2004	2003	Change	2004	2003	Change

Revenue	$60,341	$25,568	136.0%	$99,570	$48,282	106.2%

      Total revenues for the second quarter of 2004 grew 136.0% as compared with the second quarter of 2003. Revenues in the second quarter of 2004 included the operations of Interactive Search Holdings, Inc., from the date of acquisition, May 6, 2004. Additionally, revenues were favorably affected by usage of our Web sites, which we refer to as our Web traffic. Traffic to our non-ISH proprietary sites was strong, with queries growing significantly as compared with the second quarter of 2003.

Revenues by Category and Geographic Region

      We classify our revenues into the following three categories:

•	Search. Within Search we include revenue arising from advertising on search results pages that we control, regardless of whether the query was received from one of our dedicated search sites, one of our portals or one of our toolbars. We “control” a results page if we have arranged for its various elements to appear together, regardless of whether the Web results list was generated by our Teoma technology or obtained from another provider and regardless of whether the ads were sold by our direct sales force or obtained from a third-party provider.

•	Media and Syndication. Within Media and Syndication we include other revenue arising from our portals (including content-targeted and non-targeted ad revenue, registration fees and merchandise sales) as well as all advertising revenue generated from MaxOnline and the Ask Jeeves Syndication Network (including revenue we earn by syndicating ads and Teoma search results for display on results pages and other sites controlled by third-parties).

•	Licensing. Within Licensing we include revenue arising from our search technology license with our Japanese joint venture.

      We also classify our revenues as arising from North America, Europe or Asia.

      The table below presents our revenues for each category and our total revenue, split between North America, Europe and Asia.

	Three Months Ended June 30,			Six Months Ended June 30,

(dollars in thousands)	2004	2003	Change	2004	2003	Change

Search Revenue:
North America	$33,705	$13,990	140.9%	$54,678	$26,474	106.5%
Europe	11,840	7,328	61.6%	24,985	13,310	87.7%

Total Search Revenues	45,545	21,318	113.6%	79,663	39,784	100.2%

Media and Syndication Revenue:
North America	13,665	3,119	338.1%	17,645	6,236	183.0%

Total Media Revenues	13,665	3,119	338.1%	17,645	6,236	183.0%

License Revenue:
Asia	1,131	1,131	—	2,262	2,262	—

Total License Revenues	1,131	1,131	—	2,262	2,262	—

Total Revenues	$60,341	$25,568	136.0%	$99,570	$48,282	106.2%

Total Revenue:
North America	$47,370	$17,109	176.9%	$72,323	$32,710	121.1%
Europe	11,840	7,328	61.6%	24,985	13,310	87.7%
Asia	1,131	1,131	—	2,262	2,262	—

Total Revenues	$60,341	$25,568	136.0%	$99,570	$48,282	106.2%

Search Revenues

      Search revenues for the second quarter of 2004 grew by approximately $24.2 million or 113.6% as compared with the second quarter of 2003. The increase resulted primarily from the addition of the operations of ISH from and after May 6, 2004 as well as from growth in non-acquisition related revenues. Search revenue growth in Europe resulted entirely from non-acquisition related growth.

Media and Syndication Revenues

      Media revenues increased approximately $10.5 million or 338.1% in the second quarter as compared with the second quarter of 2003. The most significant factor contributing to the growth in media revenues was the addition of the operations of ISH during the quarter, which has considerable media operations including the MaxOnline business.

License Revenues

      License revenues relate to a technology license to our Japanese joint venture and are recognized ratably over the estimated service period applicable to this arrangement. Consequently, we recorded $1.1 million related to this license in the second quarter of 2004. The amortization period of this license ends during the third quarter of 2004.

Gross Margin

      Gross profit consists of total revenues less cost of revenues. Gross margin means gross profit expressed as a percentage of total revenue. The following table presents our gross profit and gross margin for the three and six months ended June 30, 2004 compared to the corresponding periods of the prior year.

	Three Months Ended June 30,			Six Months Ended June 30,

(dollars in thousands)	2004	2003	Change	2004	2003	Change

Gross Profit	$42,264	$20,082	110.5%	$75,424	$37,280	102.3%
Gross Margin	70.0%	78.5%		75.7%	77.2%

      Cost of revenues consists primarily of costs related to traffic acquisition for our sites, the Ask Jeeves Syndication Network and the MaxOnline Advertising Network, and also includes costs related to delivering our search results. Costs to acquire traffic for our sites and networks include revenue-based payments and similar arrangements with third-parties who direct traffic to those sites. Costs related to delivering our search results include depreciation of Web site equipment, hosting and ad server management fees, salaries and related personnel costs, and amortization charges related to technology acquired in some of our business combinations.

      Gross margin decreased in the second quarter of 2004 compared to the second quarter of 2003 primarily as a result of ISH’s revenue-share payment obligations. Following the acquisition of ISH, our combined business distributes and syndicates search applications, search technologies and ad products through third parties and third party web sites to a greater extent than we did previously. The revenue-share fees we pay to these third parties are included in cost of revenue and are the primary cause of the decline in gross margin on both a quarter-to-date and year-to-date basis. We expect gross margin in the third quarter of 2004 to decrease slightly from the second quarter of 2004 as ISH operations will be included for the full quarter.

Operating Expenses

      Operating expenses consist of product development, sales and marketing, general and administrative and amortization of intangible assets. The following table presents each category of operating expense for the three and six months ended June 30, 2004 compared to the corresponding periods of the prior year.

	Three Months Ended June 30,			Six Months Ended June 30,

(dollars in thousands)	2004	2003	Change	2004	2003	Change

Product Development	$5,228	$3,254	60.7%	$9,981	$6,798	46.8%
Percentage of total revenues	8.7%	12.7%		10.0%	14.1%
Sales and Marketing	$16,711	$7,138	134.1%	$25,875	$14,029	84.5%
Percentage of total revenues	27.7%	27.9%		26.0%	29.1%
General and Administrative	$6,326	$4,910	28.8%	$11,671	$9,190	27.0%
Percentage of total revenues	10.5%	19.2%		11.7%	19.0%
Amortization of intangible assets	$2,005	$—	NM	$2,005	$—	NM
Percentage of total revenues	3.3%	—%		2.0%	—%

Product Development Expenses

      Product development expenses consist primarily of salaries and related personnel costs, consultant fees and expenses related to the design, development, testing and enhancement of our technology and services. To date, all software development costs have been expensed as incurred.

      Product development expenses increased on a dollar basis but decreased as a percentage of revenue in the second quarter of 2004 as compared with the second quarter of 2003 due to several reasons. Compensation and compensation-related expenses increased as we significantly grew our research and development team in order to expand our Teoma technology and add new features on our Web sites. In the second quarter of 2004, we launched several new Smart Search features and a new search tool called Binoculars on Ask.com. Further, depreciation expense increased due to the purchase of computer-related assets used to expand our index as well as a nominal increase due to the addition of ISH operations.

      Similarly, for the six months ended June 30, 2004, product development expenses increased on a dollar basis but decreased as a percentage of revenue compared to the same period in 2003. Higher compensation-related expenses, an increase in incentive compensation due to company performance, as well as ISH-related expenses, drove the overall increase.

      We expect product development expenses to increase on a dollar basis in the third quarter of 2004 as we continue to invest in our Teoma technology and new features on our Web sites.

Sales and Marketing Expenses

      Sales and marketing expenses consist primarily of advertising, promotional and public relations expenditures, as well as salaries, commissions and related personnel expenses of our sales force.

      For the second quarter of 2004, sales and marketing spend increased as compared with the corresponding period of the prior year, but remained consistent as a percentage of revenue. We increased our sales and marketing budget in our continuing efforts to promote our brand and generate traffic. Also, compensation increased as we grew our sales force and paid higher levels of compensation due to revenue growth as well as due to the addition of the ISH sales force and marketing activities associated with their operations.

      Sales and marketing expenses also increased for the first six months of 2004 compared to the first six months of 2003, but decreased as a percentage of revenue due to faster revenue growth. The acquisition of ISH was the principal cause of the increase in year-to-date spending compared to the same period in 2003.

      We expect sales and marketing expenses in the third quarter of 2004 to increase, both on a dollar basis and as a percentage of revenues, relative to the second quarter of 2004 as we plan to continue expanding our advertising campaigns in order to promote our brand and generate traffic.

General and Administrative Expenses

      General and administrative expenses consist of costs for general corporate functions, as well as depreciation and other facilities charges. Also included is the provision for doubtful accounts, various accounting, investor relations and legal costs associated with operating our business, and administrative function salaries.

      We experienced a dollar increase in general and administrative expenses in the second quarter of 2004 and in the first six months of 2004, in each case compared to the corresponding periods of the prior year, but experienced a decrease in general and administrative expenses as a percentage of revenue across the same comparison periods. Salaries and related expenses, as well as consultant fees, increased as we hired more employees and consultants to help support the overall growth of the company. Further, legal and printing fees related to SEC filings increased during the quarter, as well as professional service fees related to consultants hired to help us meet regulatory requirements. The addition of the ISH operation also contributed to the increase in general and administrative expenses.

      We expect general and administrative expenses as a percentage of revenue to decrease slightly in the third quarter of 2004.

Amortization of Intangible Assets

      During the second quarter of 2004, we completed the acquisition of ISH and Tukaroo, which resulted in the creation of amortizable intangible assets, as described in “Acquisitions,” below.

      The following table presents additional statements of operations data for the three and six months ended June 30, 2004 compared to the corresponding periods of the prior year.

	Three Months Ended June 30,			Six Months Ended June 30,

(dollars in thousands)	2004	2003	Change	2004	2003	Change

Gain on acquisition and dissolution of joint ventures	$—	$232	(100.0)%	$—	$6,355	(100.0)%
Interest and other income, net	$267	$180	48.3%	$848	$360	135.6%
Income tax provision	$700	$335	109.0%	$1,800	$670	168.7%
Loss from discontinued operations	$—	$(458)	100.0%	$—	$(1,218)	100.0%

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

Interest and Other Income, net

      Interest income relates primarily to interest earned on fixed income securities and correlates with the average balance of those investments and prevailing interest rates. Interest expense arises primarily from interest accruing on outstanding borrowings under our line of credit and under our capital lease. Interest income was $216,000 for the three months ended June 30, 2004 and $275,000 for the comparable year ago quarter. Interest income was $658,000 and $545,000 for the six-month periods ended June 30, 2004 and

2003, respectively. Interest income was relatively flat for both the three and six month period ended June 30, 2004, compared to the same periods in 2003.

      During the second quarter of 2004, interest expense was $24,000 compared to $82,000 for the same period in 2003. For the first two quarters combined, interest expense was $27,000 in 2004 and $164,000 in 2003. In the second half of 2003, we repaid the outstanding borrowings under our line of credit, and paid off the remaining obligation under our capital lease. As a result, interest expense decreased.

Income Tax Provision

      We recorded an income tax provision in the amount of $700,000 in the second quarter of 2004, resulting in a year-to-date provision of $1.8 million through June 30, 2004, relating primarily to income from our international operations. The provision differs from the amount computed by applying the statutory federal rate principally due to the utilization of federal and state net operating loss carryforwards and foreign income taxed at rates below the federal statutory rate. The tax provision is based upon our estimate of the full year effective rate. The provisions increased from the 2003 periods due to an increase in taxable income in our international operations, and additional U.S. income subject to alternative minimum tax related to acquisition of ISH.

Loss from Discontinued Operations

      On July 1, 2003, we completed the sale of certain assets used in our Jeeves Solutions division to Kanisa, Inc. pursuant to an Asset Purchase Agreement dated May 28, 2003, by and between us and Kanisa. Accordingly, the results of operations relating to this division are presented in our Condensed Consolidated Statements of Operations as discontinued operations.

      During the second quarter of 2003, we recorded a loss on the discontinued operation, as the Jeeves Solutions division was slowly ramping down in anticipation of the sale in the beginning of the third quarter of 2003. The loss for the six-months ended June 30, 2003 related to discontinued operations was $1.2 million.

      On July 1, 2004, Kanisa, Inc. paid Ask Jeeves $380,000 in partial satisfaction of the promissory note it delivered to us on July 1, 2003 in connection with Kanisa’s purchase of assets used in the Jeeves Solutions division. We believe that an additional $351,000 is payable under the note, which Kanisa is disputing. The promissory note proceeds received by us on July 1, 2004 have been, and any additional proceeds will be, recorded as additional gain on the Jeeves Solutions transaction on the date of receipt.

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

ACQUISITIONS

      On May 6, 2004, we completed the acquisition of all of the outstanding capital stock of Interactive Search Holdings, Inc. (ISH), an online search and media company. The acquisition increased our market share and provided additional channels of distribution for our search services. These factors contributed to a purchase price in excess of the fair value of ISH’s net tangible and intangible assets acquired, and as a result, we have recorded goodwill in connection with this transaction. The results of ISH’s operations have been included in the Company’s consolidated financial statements since the date of the acquisition.

      The total purchase cost for ISH of approximately $394.8 million consists of the following (in thousands):

Common stock (9,093,590 shares at $25.73 per share)	$233,978
Stock options (206,238 shares, at fair value)	4,766
Cash	143,984
Transaction costs	12,040

Total purchase cost	$394,768

      The value of the common stock issued was determined based on the average market price of our common shares over the period commencing two days before and ending two days after the date on which the terms of the acquisition agreement were publicly announced. The fair value of the stock options was determined as of the same date using the Black-Scholes option valuation model.

      The total purchase cost of the acquisition of ISH as of the acquisition date has been allocated to assets and liabilities based on management’s preliminary estimate of its fair value. The excess of the purchase consideration over the fair value of the net assets acquired has been allocated to goodwill. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash and cash equivalents	$27,782
Other tangible assets	24,135
Amortizable intangible assets:
Developed/core technology	3,785
User Base	30,608
Advertiser and distribution partner relationships	61,479
Trade names	5,105
Goodwill	272,045

Total assets acquired	424,939
Liabilities assumed	(34,885)
Deferred stock-based compensation (stockholders’ equity)	4,714

Total	$394,768

      Amortizable intangible assets consist of developed technology, user base, advertiser and distribution partner relationships and trade names, with useful lives not exceeding five years. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for income tax purposes. Goodwill will not be amortized for financial reporting purposes and will be tested for impairment, at least annually. The preliminary purchase price allocation for ISH is subject to revision as more detailed analysis is completed and additional information on the fair value of assets and liabilities becomes available. Any change in the fair value of the net assets of ISH will change the amount of the purchase price allocable to goodwill.

      Net deferred tax assets related to the acquisition of Interactive Search Holdings had been fully offset by a valuation allowance and, accordingly, no such amounts are included in the accompanying condensed combined balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

      We consider all cash and highly liquid investments with an original maturity of less than three months at the date of purchase to be cash equivalents. Our primary recurring sources of cash are receipts from revenue and proceeds from the exercise of employee stock options. The primary uses of cash are payroll (salaries, bonuses and benefits), general operating expenses (marketing and facilities) and capital expenditures. The following table presents our cash, cash equivalents and marketable securities, and related data, at June 30, 2004 compared to December 31, 2003 (dollars in thousands).

	June 30,	December 31,
	2004	2003

Cash, cash equivalents and marketable securities	$85,797	$180,648
Current ratio*	2.1	10.7
Days sales outstanding	45	41

*	Calculated excluding deferred revenue

      During the six months ended June 30, 2004, cash, cash equivalents, and marketable securities declined by $94.8 million from $180.7 million at December 31, 2003 to $85.8 million at June 30, 2004 (of which cash and cash equivalents comprised $70.8 million). The decline was caused primarily by our acquisition of Interactive Search Holdings (“ISH”) on May 6, 2004, for which we paid $144.0 million in cash.

	Six Months Ended
	June 30,

	2004	2003

Cash provided by operating activities	36,293	15,816
Cash used in investing activities	(10,025)	(4,443)
Cash provided by financing activities	7,575	103,403

      Net cash provided by operating activities of $36.3 million for the six months ended June 30, 2004 resulted primarily from income from continuing operations of $24.9 million adjusted for non-cash items, including depreciation and amortization of $4.2 million, amortization of intangible assets of $4.7 million and changes in working capital.

      Net cash used in investing activities of $10.0 million resulted primarily from business acquisitions, net of cash acquired of $131.7 million and purchases of property and equipment of $7.1 million. Partially offsetting these expenditures was the proceeds from the redemption of marketable securities of $129.0 million.

      Net cash provided by financing activities of $7.6 million resulted primarily from our issuance of common stock, mainly from the exercise of stock options.

      We have a revolving line of credit with a bank in the amount of $15.0 million. The line of credit expires on July 1, 2005. Borrowings under the line of credit bear interest at LIBOR plus 0.4%. All borrowings and letters of credit are collateralized by an equal amount of our marketable securities. The line of credit agreement contains various covenants. As of June 30, 2004, no borrowings were outstanding. Standby letters of credit of approximately $65,000 were issued and outstanding under the line of credit, which are being maintained as security for performance under lease obligations. Should we choose not to renew the line of credit, we do not believe our business would be harmed.

      On June 8, 2004 we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission, or SEC. The registration statement was declared effective by the SEC on July 26, 2004 and will permit (but not require) us to offer and sell up to $400.0 million of common stock, preferred stock, depositary shares, debt securities or warrants from time to time in one or more public offerings. The terms of any such future offerings will be established at the time of each offering.

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

      Our existing cash and marketable securities balances may decline during 2004 in the event of a weakening in our business, or changes in our planned cash outlays. However, based upon our current business plan and revenue prospects, we anticipate that our existing cash and marketable securities will be sufficient to fund our anticipated needs for working capital and capital expenditures for at least the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks detailed in the section “Risk Factors.” Additionally, cash and marketable securities balances may be used to fund strategic acquisitions of other companies, products or technologies that are complimentary to our business.

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

Off Balance Sheet Arrangements

      As of June 30, 2004, our only unconsolidated subsidiary is Ask Jeeves Japan, which generally provides Ask Jeeves’ services within a defined geographic region. We do not have majority voting rights or majority residual interests in the assets or income of any off balance sheet entities, including Ask Jeeves Japan. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities. Accordingly, we are not materially exposed to any market, credit, liquidity or financing risk that could arise from engaging in such relationships.

      We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

      The following table summarizes our contractual obligations in specified categories at June 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less than
	Total	1 Year	1-3 Years	4-5 Years	Thereafter

Convertible subordinated notes due June 1, 2008*	$115,000	$—	$115,000	$—	$—
Note payable**	2,144	2,144	—	—	—
Capital leases	1,676	910	766	—	—
Non-cancelable operating leases	22,729	4,393	6,051	5,350	6,935

Total	$141,549	$7,447	$121,817	$5,350	$6,935

*	The notes are convertible at any time prior to maturity into shares of our common stock at a conversion price of $16.90 per share, subject to certain adjustments. In the event of such conversion, we will have the right to deliver cash (or a combination of cash and shares of common stock) in lieu of shares of our common stock.

**	Our wholly-owned subsidiary, ISH, issued a note payable to MaxWorldwide in connection with the acquisition of MaxOnline LLC. The note payable was paid on July 31, 2004.

RISK FACTORS

      Included below are other risk factors that may affect our future operating results.

Risks Related to our Company

Rapid industry change might affect our profitability.

      Although we became profitable in the fourth quarter of 2002, and have remained profitable since that time, we cannot assure investors that we will remain profitable or cash flow positive. Moreover, we might not be able to increase our operating profitability on a quarterly or annual basis. The Internet search industry is rapidly evolving and very turbulent. New search technologies could emerge that make our services comparatively less useful or new business methods could otherwise emerge that divert Web traffic away from our sites. Rapid change such as this makes it difficult for us to forecast our results accurately, particularly over longer periods, and might cause our profitability to decline significantly. Investors should not place undue reliance on our forecasts. To increase profits, we will need to generate revenue growth while continuing to control our expenses. We face the risk that our costs might increase substantially in the future. Indeed, we believe it is critical that we continue to expend financial and management resources to develop our brand loyalty through marketing and promotion, to enhance our search technologies and to expand our brands and services. If we fail to attract Web traffic or control costs, our annual net losses could resume, in which case we would eventually need to obtain additional financing or cease operations.

We derive a significant percentage of our revenue from our targeted-advertising supply arrangements with Google, Inc. Any termination, non-renewal or performance deterioration under these contracts could harm our results of operations.

      We have entered into several agreements with Google, Inc. pursuant to which Google supplies paid listings and other services to some of our Web sites. We derive a significant percentage of our revenue from these agreements. For the six months ended June 30, 2004, our revenue from Google under these agreements comprised 66.8% of our total revenues. These agreements include the following:

•	In July 2002, Ask Jeeves, Inc. entered into an agreement with Google, Inc., to participate in Google’s sponsored links program (subsequently renamed AdWords), and our participation began in September 2002. Under this agreement, Google sells paid listings to tens of thousands of advertisers and we display their paid listings on specified U.S. Ask Jeeves and Teoma brand Web sites in response to keywords in users’ search queries. Google’s advertisers pay a fee whenever users click on the paid listings. Under this agreement, we also syndicate Google’s paid listings, together with our search results, to third-party Web sites in the Ask Jeeves Syndication Network. In exchange for making the Web traffic on these various sites available to Google’s advertisers, we share in the revenue generated from those advertisers. This U.S. agreement with Google was scheduled to terminate in September 2005 (but allowed for termination for convenience by either party during September or October of 2004). On July 26, 2004, this agreement was amended and restated to, among other changes, extend its scheduled term until December 31, 2007.

•	In May 2003, our U.K. subsidiary, the Ask Jeeves UK Partnership, entered into an agreement with a Google subsidiary to display Google’s paid listings on our Ask Jeeves’ branded U.K. Web site, replacing a previous paid listing provider. We share in the revenue generated when users click on those paid listings. Our U.K. subsidiary assigned this agreement to our European subsidiary in 2003 as part of our European restructuring. This U.K. agreement with Google was scheduled to terminate in May 2005. On July 26, 2004, this agreement was amended to, among other changes, extend its scheduled term until December 31, 2007.

•	In May 2003, Focus Interactive, Inc. (formerly known as The Excite Network, Inc.) entered into an agreement with Google. (We acquired full ownership of Focus Interactive in May 2004 upon our acquisition of ISH.) Under this agreement, Google supplies both paid listings and search results to specified Web sites owned and operated by Focus Interactive. Focus pays a fee for the search results and shares in the revenue generated by the paid listings. The initial term of this agreement was scheduled to expire August 31, 2007. On July 26, 2004, this agreement was amended to, among other changes, extend its scheduled term until December 31, 2007.

•	In September 2003, Focus Interactive entered into an agreement with Google to participate in its content-targeted ad program (subsequently renamed AdSense). Under this agreement, Google supplies content-targeted ads to some of the Web sites owned and operated by Focus Interactive and the parties share in the revenue generated by those ads. Content-targeted ads are similar to paid listings in that they are selected for display based upon the user’s current interests. However, paid listings are textual links selected for display on a search results page based on keywords in the user’s search query; whereas content-targeted ads are selected for display on any Web page based upon the subject matter of that Web page (which Google attempts to determine by crawling, hand-mapping, spotting keywords or other means) and might appear in text, audio, video, graphic or some other format. The term of this agreement is scheduled to expire August 31, 2007.

      If our contracts with Google are not renewed, or if Google fails to perform under these contracts or if they are terminated for any other reason, we would need to find another suitable provider or otherwise replace the lost revenues. Although alternate paid listing providers (such as Yahoo! Inc.’s Overture Services division and FindWhat.com) are currently available in the market, the paid listing market is consolidating (for example, Espotting Media merged with FindWhat.com), and we face the risk that we might be unable to negotiate equally advantageous terms with such providers. Even if we were to negotiate equally-advantageous terms, we would face the risk that such providers might supply us with less-relevant links (which would be less likely to attract clicks and thus less likely to generate revenue). Similarly, if Google’s performance under these contracts unexpectedly deteriorates or if our ability to generate traffic for paid listings and content-targeted ads decreases, our results of operations could be harmed.

We expect our operating expenses to continue to increase as we invest in increasing brand loyalty through marketing and promotion, enhancing our search technologies, developing our media properties and acquiring other businesses.

      We currently expect that our operating expenses will continue to increase as we continue to invest in:

•	increasing brand loyalty through marketing and promotion;

•	enhancing our search technologies;

•	improving and expanding our portal content;

•	funding greater levels of product development;

•	developing and commercializing additional media properties; and

•	acquiring and integrating complementary businesses and technologies.

      We face a risk that these investments will not result in commensurate increases in our Web traffic or revenues. If our expenses increase at a greater pace than our revenues, our operating results will likely be harmed.

Web-based business models are still evolving.

      Our advertising revenue will depend on our ability to achieve, measure and demonstrate to advertisers the breadth of Web traffic using our search service and the value of our targeted advertising. Currently, there are a variety of pricing models for selling advertising on the Internet, including models based on the number of impressions delivered, the number of click-throughs by users, the duration over which the advertisement is displayed or the number of keywords to which the advertisement is linked. It is still difficult to predict which pricing model, if any, will emerge as the industry standard. In addition, technological changes could impact the success of particular business models. Finally, we are constantly optimizing and changing the advertising implementation on our Web sites, which might reduce our advertising revenue. This uncertainty makes it difficult to project our long-term advertising rates and revenues. A decrease in advertising or cuts in advertising rates would reduce our total revenue.

If we cannot maintain the popularity of our search engine among Internet users, our business will be significantly harmed.

      Our Ask Jeeves and Teoma brand search sites will be successful only if a critical mass of Internet users regularly uses our search services as a method of navigating the Internet. Internet users have a variety of other search techniques, including other search engines and subject-matter directories, available to them to find information on the Web. Users can also use non-Web-based methods of obtaining information through the Internet, including chat rooms and e-mail, rather than browsing through Web sites. Our search technologies, including our Teoma technology, are novel. It is difficult to predict the rate at which users will sample our services and the extent to which they will adopt them as their search technology. Even in the case of repeat users, it is difficult to know whether they return to our Web sites because they are satisfied with our offerings or because they are dissatisfied with the alternatives. At any time, users of our services might revert to prior search techniques or choose new search techniques altogether. We cannot assure you that widespread acceptance of our search technologies and services will occur. If we cannot maintain the popularity of our search engine among Internet users, that aspect of our business plan will fail.

If high quality, third-party data ceases to be available, or directly accessible, on the Web, our business might fail.

      Our Internet search services provide users with a list of links to pages within third-party Web sites that are relevant to the user’s query. We generally have no control over the content of these third-party Web sites. Similarly, the content on our portals is generally supplied to use by third parties under license. If these third-party Web sites and content feeds do not contain high-quality, up-to-date information, the utility of our search services and portals will be reduced. In addition, when our search engine attempts to direct the user to a page within a third-party company’s Web site, the company administering the site sometimes automatically redirects users to that company’s own home page. If third-party companies prevent us from directly linking our users to pages within their Web sites, and if there are no comparable alternative Web sites to which we can direct our users, the utility and attractiveness of our services to users will be reduced. If the utility of our services and portals diminishes for either of the above reasons, traffic on our Web sites will likely fall, which would reduce our ability to charge for advertising and premium listings.

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

•	Search Destinations and Search-Centric Portals. In our efforts to attract Web traffic, we compete against search destinations such as Google, Inc., Terra Lycos and Infospace, as well as against search-centric portals such as Yahoo! Inc., America Online (AOL), Microsoft Network (MSN) and other smaller companies. MSN recently redesigned its site to feature search services more prominently and has announced plans to cease using Yahoo’s search services next year and, instead, to implement its own algorithmic search engine, which is currently under development.

•	Search Technology Providers. In our efforts to produce algorithmic search results that users will find intuitive and satisfying, we compete against search technology providers such as Google, Inc., Yahoo! Inc., and a number of other smaller companies. We also compete against several meta-search providers, which seek to combine and repackage search results produced by other algorithms. MSN recently launched a Web site providing a test, or beta, version of the algorithmic search engine it is developing and has announced plans to integrate expanded search functionality into the next version of the Windows operating system. Microsoft has stated that its algorithmic search technology will be capable of processing natural language queries.

•	Internet Advertising Services. In our efforts to attract third-party Web site publishers to join our advertising networks, we compete against other online advertising networks, such as Overture Services, Inc. (a subsidiary of Yahoo!), Google, Inc., FindWhat.com, DoubleClick and Kanoodle, as well as against several smaller online advertising networks. In our efforts to establish direct relationships with advertisers we compete against those same online advertising networks as well as against non-Internet media publishers and traditional advertising agencies.

      Some of our existing competitors (as well as potential new competitors), have longer operating histories, greater name recognition, larger customer bases and significantly greater financial resources than we do. They might use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing more aggressively in research and development and competing more aggressively for web sites and advertisers.

      In addition, vertical integration appears to be increasing in the Internet search and advertising industry. For example, in the past few years, Yahoo! has acquired several search engines (Inktomi, AltaVista and AllTheWeb) as well as Overture Inc., a provider of search services, paid listings and related advertising. Similarly, Google administers its own advertising networks and has recently announced plans to offer internet email. Vertically integrated search providers, like Yahoo! Inc. and Google, Inc., might have greater resources and functionality, and might be able to inhibit our access to advertisers or end users.

Some of our competitors provide Internet access, operating systems, online services or computer hardware to our users (or collaborate with such providers) and might leverage those strengths to increase their market share for search queries.

      In order to access our search services, users must utilize computer hardware, an operating system, an internet service provider, or ISP, and an Internet browser. Some of our existing competitors might leverage their strength in those areas in an attempt to increase their market share for search queries. For example, our competitors MSN and AOL are both internet service providers and our competitor Yahoo! is collaborating with SBC, a prominent internet service provider, to provide a suite of online services to SBC’s subscriber base. In each case, those activities result in our competitors’ search boxes being displayed on the home pages of many of their Internet subscribers. We face a risk that other computer manufacturers or other providers of internet access, operating systems, online services or browsers might leverage those products so as to facilitate or encourage their customers’ use of competitive search sites. Microsoft, in particular, has announced that the next version of Windows will include expanded search functionality. In addition, because these other companies often collect user registration data, we face a risk that those companies (or their collaborators) might be more effective than us in targeting local search, results relevancy and advertisements to the specific tastes of their users. To the extent that users opt to use the search services favored by these providers, rather than our search services, our market share and revenues might decline.

Our growth will depend on our ability to attract and retain new users through effective promotional campaigns.

      We believe that favorable consumer and business community perceptions of the Ask Jeeves brands are essential to our future success. Accordingly, we intend to continue pursuing brand-enhancement strategies, which may include mass market and multimedia advertising, promotional programs and public relations activities. As with any public awareness campaign, we face the risk that our expenditures might not lead to the desired result; that is we might experience no net increase in our brand recognition, brand loyalty, number of new users, or Web site traffic. Furthermore, even if such increases occur, they might not be sufficiently large to justify the expenditures. If we are unable to promote brand awareness and loyalty in a cost-effective manner, we are unlikely to attract new users and our existing user base might shrink through attrition.

If we are unable to develop new search products and enhancements rapidly and successfully, as well as to integrate acquired technologies, we might be unable to maintain user satisfaction with our search alternatives.

      In the highly competitive, consolidating, and rapidly changing Internet search environment, our future success depends in large part on our ability to develop or acquire and introduce new search technology that meets the needs of our users. For example, in 2004 we acquired technology from Tukaroo Inc. and ISH. However, we might be unable to develop and integrate such technologies into our search services more rapidly than our competitors, several of which are larger and may have significantly greater resources available for investment in technology. If we are unable to rapidly and successfully develop, acquire, or integrate new technology into the search services we offer, we might lose market share to our faster competitors and never recoup our development or acquisition costs.

Our recent acquisition of Interactive Search Holdings and any future acquisitions might disrupt our business, dilute stockholder value, divert management attention or be difficult to integrate.

      On May 6, 2004, we acquired Interactive Search Holdings, or ISH, which nearly doubled the size of our company. We may in the future seek to acquire or invest in additional businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. The integration of ISH’s operations with our own required significant management attention and is still ongoing. This and any future acquisitions might disrupt our internal operations or otherwise require excessive management attention, which could negatively affect other corporate initiatives. The potential risks of any acquisition include:

•	difficulties in assimilating and integrating acquired personnel, systems, operations, technologies or products;

•	adverse effects on our current employees and the inability to retain employees of acquired companies;

•	unanticipated costs associated with acquisitions;

•	diversion of management’s attention from other business concerns and potential disruption of our ongoing business;

•	adverse effects on our existing business relationships with our customers;

•	potential patent or trademark infringement by acquired technologies;

•	use of substantial portions of our available cash as all or a portion of the purchase price; and

•	dilution of our current stockholders due to issuances of additional securities as consideration for acquisitions.

      If we experience any of the above problems, or are otherwise unable to integrate ISH or future acquired companies successfully or to create new or enhanced services, we might not achieve the anticipated benefits from our acquisitions. If we fail to achieve the anticipated benefits from the acquisitions, we might incur increased expenses and experience a shortfall in our anticipated revenues and we might not obtain a satisfactory return on our investment. In addition, if a significant number of employees of acquired companies fail to remain employed with us, we may experience difficulties in achieving the expected benefits of the acquisitions.

      In addition, we might spend significant management time and costs in pursuing acquisitions that do not come to fruition.

If we fail to maintain effective internal financial and managerial systems, controls and procedures, our results of operations may be harmed.

      Our past business realignment and reductions in workforce placed a significant strain on our managerial staff, financial controls and operational resources as our employees have assumed greater responsibilities and learned to manage their increased workload with reduced resources. These problems are compounded by the effort necessary to integrate and evaluate the internal control systems of companies we acquire. We continue to evaluate our operational and financial systems and our managerial controls and procedures to determine what changes, if any, might help us to manage our current operations better. We face the risk that our systems, procedures and controls might not be adequate to support our operations or to maintain accountability for our assets. Any such failure could harm our results of operations.

Our international operations expose us to additional risks and additional international expansion efforts might lose money.

      We operate a separate Web site, Ask.co.uk, located in Dublin, Ireland, that provides Internet search services to our users in the United Kingdom, Ireland and elsewhere in Europe. In addition, we hold a 47% interest in Ask Jeeves Japan, a joint venture selling a search software product, Answers, as well as seeking to launch a Japanese language search site with Japan-specific content. As part of our corporate restructuring in 2001, we terminated our participation in projects seeking to launch versions of our search sites for Spanish speaking and Australian users. Any further expansion into international markets would require substantial management attention and financial resources. Establishing foreign operations is a significant investment that might not produce desired returns. However, our competitors are expanding their operations internationally, thus if we do not expand internationally we may lose market share.

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

      Our Internet search services are designed to link users directly to a page within a third-party Web site that contains a response to a user’s query. These direct links might expose us to legal actions seeking to hold us liable for the content of those third-party Web sites. These actions might claim, for example, that we should be liable for copyright or trademark infringement or other unauthorized actions by the third-party Web site. Although defenses are available to many such claims under the Digital Millennium Copyright Act, they require us to follow specified procedures, which we might fail to follow precisely. Other claims may be based on errors or false or misleading information provided through our Web sites, including information deemed to constitute professional advice including legal, medical, financial or investment advice. Other claims may be based on our links to sexually explicit Web sites and our provision of sexually explicit advertisements when this content is displayed. We do not believe that any such claim would have legal merit, but defending against such a legal action could be expensive and distract management. Implementing measures to reduce our exposure to such claims may require us to spend substantial resources and limit the attractiveness of our service to users.

If we are unable to continually enhance the content and services of our portal Web sites, our user base may decline and our attractiveness to advertisers may diminish.

      We operate proprietary portal sites (at Excite.com, MyWay.com and iWon.com) and implement and manage portal sites for third parties. We intend to introduce additional or enhanced content and services on these portals in the future in order to retain our current users, attract new users and remain attractive to advertisers. Our reputation and brands could be adversely affected if we introduce content or a service that is not favorably received. We have in the past and may continue in the future to experience difficulties that delay the introduction of new content or services. Further, new content and services have in the past and may in the future contain errors that we discover only after they are introduced, requiring us to disable them while we modify their design to correct these errors. Implementing enhancements to our web site is costly and requires significant time from our engineering personnel. Any delays we experience in implementing enhancements to our portals might reduce our user base and diminish our attractiveness to advertisers. If we are unable to continue to enhance the features and functionality of our portal sites on a timely and cost-effective basis to meet evolving user demands and compete effectively with other portals, or if these enhancements do not achieve widespread market acceptance, our existing user base may not visit our portal Web sites as frequently. Our failure to grow our user base or frequency of visits to our portal sites might diminish our attractiveness to advertisers.

Efforts of third-party ISPs to block spam email might interfere with the email services we offer to users of our portals.

      Our email terms of service prohibit our users from sending so-called “spam” email using their accounts on our portals. Nonetheless, from time to time, spam email has originated from the email accounts of our portal users, sometimes caused by viruses that infecting a user’s computers and cause it to send email without the user’s knowledge or active participation. We act diligently and aggressively to enforce our email policies and to prevent spammers from utilizing our users’ accounts in that way. However, as a result of such spam originating from our servers, third-party internet service providers (or other mail service providers) have, from time to time, blocked their account holders from receiving any email, even legitimate email, sent from our servers. These events decrease the utility of our email service to users and, should they continue over time, the registered user base of our portals might decline.

Sweepstakes regulations might limit our ability to conduct sweepstakes on iWon.com or limit participation in our sweepstakes, which would adversely affect our business model.

      The business model of our iWon portal and certain other products we distribute is premised upon our ability to operate sweepstakes. Sweepstakes are subject to the gambling, lottery and disclosure laws of various jurisdictions in which we offer our sweepstakes. Although we outsource the operation of certain aspects of our sweepstakes to SCA Promotions, an independent sweepstakes execution company, and we believe that we operate our sweepstakes in compliance with current laws and regulations in all applicable jurisdictions, we cannot assure investors that we are in full compliance or that these laws and regulations will not change in the future. If new laws or regulations are adopted that proscribe or limit our ability to conduct sweepstakes online through our iWon Web site or other products or significantly limit the range of individuals who can participate in our sweepstakes, the long term ability of our iWon portal or these products to generate revenues would be severely undermined. From time to time, Congress and state legislatures and regulatory agencies announce initiatives aimed at the sweepstakes industry in general or regulating Internet sweepstakes in particular. We believe that additional laws and regulations are likely to be enacted, but we cannot predict what they will be or what effect they might have. If we expand our sweepstakes business model internationally, we may be subject to additional international sweepstakes regulation. Additionally, the Internet is a relatively new medium for sweepstakes, and it is difficult to predict how existing laws and regulations will be applied to our businesses.

Risks Related to Operating in our Industry

A decrease in expenditures by advertisers and direct marketers or a downturn in the economy could cause our advertising revenues to decline significantly in any given period.

      We generate our revenue almost entirely from advertising, directly or indirectly. We sell ads on our portals and search sites, we sell and syndicate ads for display across the MaxOnline advertising network and the Ask Jeeves Syndication Network, we provide other direct marketing services through MaxOnline and we display ads supplied to us by Google’s AdWords and AdSense Programs. We believe that a large portion of our advertising revenue is derived from ad purchases by Web publishers, direct marketers, advertisers and advertising agencies. Expenditures by those advertisers and direct marketers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. We expect our ad revenues to continue to exhibit cyclicality. Although online advertising spending is expected to increase over the next few years, we face the risk that online advertising spending might increase slower than predicted, or not at all, or that our market share for online ad dollars might decline. As a result of these risks, our revenues from marketing and advertising services might not increase or might decline significantly in any given period.

New technologies could block our ads, which would harm our business.

      Technologies might be developed that users could use to block the display of our ads. Most of our revenues are derived from fees paid to us (or to our paid listing providers) by advertisers in connection with the display of ads on web pages. As a result, ad-blocking technology could, in the future, adversely affect our operating results.

Index spammers could harm the integrity of web search results, which could damage our reputation and cause our users to be dissatisfied with our services.

      There is an ongoing and increasing effort by “index spammers” to develop ways to manipulate the results lists of leading search engines in order to make the spammers’ sites appear near the top of the lists. For example, our Teoma search technology ranks a web page’s authority based in part on the relevance of the web sites that link to it, and spammers often link a group of web sites together in an attempt to cause Teoma to over-estimate a site’s authority and thereby increase its ranking in the results list. We take this problem very seriously because providing relevant and authoritative information to users is critical to our success. This problem also affects Google and Yahoo!, which provide search results on some of our sites (including MySearch.com). If we or our competitors are unable to develop more sophisticated algorithms that are not influenced by index spam, our reputation for delivering relevant information could be diminished and the usefulness of Internet search engines, in general, could fall. Either result could cause a decline in our user traffic which, in turn, would result in lower search and media revenues.

The operating performance of computer systems and Web servers is critical to our business and reputation.

      Any system failure, including network, software or hardware failure due to a computer virus, malicious users (sometimes called hackers) or otherwise, that causes an interruption in our service or a decrease in our responsiveness could result in reduced user traffic on our Web sites and reduced revenues for our business.

We have network and server equipment located at Metromedia Fiber Network in California and England, MCI in Massachusetts, Qwest in Newark, New Jersey, and Esat Telecommunications Ltd., in Dublin, Ireland. Although we believe that our current back-up methods are adequate, we face the risk that our back-up servers might fail or might cause an interruption in our service.

      We have experienced slower response times and interruptions in service due to malfunction at our hosting facilities and on the Internet backbone networks, major software upgrades on our Web sites and undetected software defects. These Web site interruptions have lasted for periods ranging from a few minutes to three hours. In addition, our Web sites also could be affected by computer viruses, electronic break-ins or other similar disruptions. During the second quarter of 2004, the chat rooms on our portals went offline for several hours as a result of coordinated hacker attacks. Although we have taken actions to remedy this problem we face the risk that it might recur. If we continue to experience outages, frequent or persistent system failures or degraded response times, user satisfaction would decrease, we would likely lose advertising revenues and our reputation and brands could be permanently harmed.

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

Growth in the keyword-targeted advertising market might be slowed by the application of trademark laws.

      When advertisers purchase keyword-targeted internet advertising, they pay to have their graphic ad or textual paid listing appear on a search response page whenever a user includes the advertiser’s designated keyword(s) in his or her search query. Recently a lawsuit was filed against Google and against us alleging that defendants’ sale of advertising triggered by keywords identical to plaintiff’s trademark infringes that trademark. The plaintiff is seeking an injunction and an unspecified amount of damages. We face a risk that trademark law might confer upon the owner of the trademark the exclusive right to select such trademark as a keyword when purchasing keyword-targeted advertising. Such a result might reduce the overall market for keyword advertising, and might result in lower advertising revenue than would otherwise be generated.

Disruption of our ad serving arrangements due to system failures or capacity constraints could harm our reputation.

      Recently our wholly-owned subsidiary, MaxOnline, began serving banner, tower and interstitial ads to its advertising network. MaxOnline’s ad management technologies reside in data centers in multiple locations in the United States. Continued and uninterrupted performance of these technologies is critical to MaxOnline’s ad serving success. Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to deliver advertisements without significant delay to the viewer or our ability to deliver a customer’s online marketing campaign. Sustained or repeated system failures would reduce the attractiveness of MaxOnline’s products and services to customers and could result in contract terminations or damages resulting from claims or litigation, thereby reducing revenue. Slower response time or system failures may also result from straining the capacity of our technology due to an increase in the volume of advertising delivered through MaxOnline’s servers. To the extent that we do not effectively address any capacity constraints or system failures at MaxOnline, our reputation would be adversely affected.

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

Spyware concerns might result in reduced revenue from our toolbars or search services.

      Recently, public concern has arisen regarding so-called “spyware” (programs that surreptitiously monitor users’ behavior) and “adware” (programs that cause advertising to pop-up on the user’s computer based on the user’s online activity). These programs are often installed on users’ computers either without their consent or without their full understanding as users’ navigate the Internet. Concern over spyware and adware might cause users to distrust unknown Web sites and to be less inclined to use the Internet, in general, or to be less inclined to visit new or unknown Web sites, in particular. Either result could decrease search engine usage and thus lead to a decline in our Web traffic and our ad revenues.

      Moreover, in response to spyware and adware concerns, several programs are available that claim to identify and remove spyware and adware from users’ computers. Our toolbars do not contain spyware or adware. However, some of our search toolbars have, from time to time, been identified by these programs as spyware. We actively seek to persuade the authors of the anti-spyware programs that our toolbars should not be included on their lists. However, to the extent that we are not successful, or to the extent that new anti-spyware programs classify our toolbars as spyware, our goodwill might be harmed and users of those programs might uninstall our toolbars. Loss of goodwill or a decline in our installed user base could cause our Web traffic, and thus our ad revenues, to decline.

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

Privacy concerns relating to email, local search or other elements of our technology could damage our reputation and deter current and potential users or advertisers from using or advertising.

      From time to time, concerns might be expressed about whether our ad products and Internet services compromise the privacy of users or others. Concerns about our collection, use or sharing of personal information or other privacy-related matters could damage our reputation and operating results, even if those concerns are unfounded or even if our activities are permitted by our privacy policies and by law.

      For example, privacy concerns might arise regarding the Web mail functions we offer to the public through our Excite, iWon and MyWay portals. Recently several groups have raised privacy concerns in connection with a competitor’s plans to offer contextually-targeted ads on its users’ personal Web-mail pages. These concerns have attracted a significant amount of public commentary and attention. Although we do not currently display targeted-ads on Web-mail pages, we do display non-targeted ads on the personal Web-mail pages of both iWon users and regular (i.e., non-premium paying) Excite users. (By contrast, MyWay users’ Web-mail is ad free.) In light of the recent controversy surrounding contextually-targeted Web mail ads, our users might assume that our Web mail ads are also contextually targeted, which might diminish users’ goodwill toward us and toward our advertisers. If this result occurs, or if our advertisers fear this result might occur, our advertising revenues could decline.

      Similarly, privacy concerns might arise regarding so-called “local search” results. Increasingly, paid listing providers are delivering paid listings that are determined, in part, by the location (or the presumed location) of the user. For example, a user in Nevada searching for “gambling vacations” might receive a sponsored link from a Las Vegas casino while the same search run by a New York user might result in a sponsored link from a Connecticut casino. The paid listing provider will sometimes be able to identify a user’s location by the IP address of the user’s computer or from registration information the user might have provided the search site (if the site retransmits it to the paid listing provider along with the query). We face a risk that local search might result in users feeling less anonymous online, which could reduce our Web traffic and cause fewer local advertisers to invest in targeted Internet ads.

Our portal Web sites could be disrupted and confidential user information could be compromised by a security breach, virus or other computer problems caused by third parties.

      The future success of our portals will depend on the security of our computer systems and those of our third party providers. An important feature of portal Web sites is our ability to develop, maintain and process data relating to our portal users, without compromising its integrity or confidentiality. For example, we maintain databases with information on registered users of our portals. Computer viruses or problems caused by third parties could lead to interruptions, delays or cessation in our portal sites. The inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability. Moreover, if a computer virus affecting our system is highly publicized, our reputation could be materially damaged and our user traffic might decrease.

      Third parties could also potentially jeopardize the security of confidential information stored in our computer systems or our third party providers’ computer systems by their inappropriate use of the Internet, including breaking into our and their databases and other parts of our and their computer network. Any compromise of security or public perception that we engaged in unauthorized release of user information would harm our ability to attract and retain users. Unauthorized access to or use of confidential information could result in potential liability and damages under privacy laws.

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

      In addition, the Nasdaq National Market, where most publicly held Internet companies are traded, has periodically experienced extreme price and volume fluctuations. These fluctuations may be unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may harm the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of an individual company’s securities, securities class action litigation often has been instituted against that company. This type of litigation could result in substantial costs and a diversion of management’s attention and resources. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.

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

      As of June 30, 2004, (i) we had $24.4 million of senior debt outstanding consisting primarily of operating leases, and (ii) our subsidiaries had no outstanding indebtedness and approximately $8.2 million of other liabilities, including trade payables, but excluding intercompany liabilities, to which the notes are effectively subordinated. Neither we nor our subsidiaries are prohibited or limited from incurring debt or acting as guarantors of debt for others in whom we or our subsidiaries may have an interest under the indenture. Our ability to pay our obligations on the notes could be adversely affected by our or our subsidiaries’ incurrence of additional indebtedness or other liabilities. We and our subsidiaries may from time to time incur additional indebtedness and other liabilities, including senior debt. See “Description of Notes — Subordination of Notes” in the resale prospectus.

We significantly increased our leverage as a result of the sale of the notes.

      In connection with the sale of the notes, we incurred $115.0 million of indebtedness, which substantially increased our principal payment obligations. The degree to which we are leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures.

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

      During the six months ended June 30, 2004, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were not material. Further, we believe that the impact on the fair market value of our securities and our earnings from a hypothetical 10% change in interest rates would not be significant.

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

      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, which we refer to as the Evaluation Date. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date such that the information relating to Ask Jeeves, including our consolidated subsidiaries, required to be disclosed in our SEC reports:

•	is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and

•	is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      For a description of our material legal proceedings, please refer to Note 2 (commitments and contingencies) to our condensed consolidated financial statements in Part I, Item 1 of this quarterly report.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

      ISH Acquisition. On May 6, 2004, in exchange for all of the issued and outstanding capital stock of Interactive Search Holdings, Inc., or ISH, we paid approximately $144.0 million in cash and issued 9,093,590 shares of Ask Jeeves, Inc. common stock to the prior stockholders of ISH (of which, 157,640 are restricted shares subject to vesting under the terms of ISH’s stock option plans) and we assumed stock options to purchase up to 206,238 shares of Ask Jeeves, Inc. common stock. Those options had originally been granted by ISH to its employees. The weighted average exercise price of the replacement options, all of which are subject to vesting conditions, was $8.752 per share. Based on the closing market price of Ask Jeeves, Inc. common stock on May 5, 2004, the aggregate consideration we paid to acquire ISH was approximately $501.0 million. We issued the common stock (including the restricted stock) and the replacement options under the exemption from registration provided by Section 3(a)(10) of the Securities Act in reliance upon a securities issuance permit granted to us pursuant to Section 25142 of the California Corporations Code by the Department of Corporations of the State of California. The Department issued the permit following a hearing that considered the fairness of the terms and conditions of the issuance and exchange and at which all persons to whom we proposed to issue such securities had the right to appear. We subsequently filed a Registration Statement on Form S-8 to register the issuance of shares of Ask Jeeves common stock upon exercise of the replacement stock options from time to time.

Item 3.	Defaults Under Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Securities Holders

      Our annual meeting of stockholders was held on May 19, 2004. The following two matters were voted upon at the annual meeting with the following results:

(1)	To elect the following directors to hold office until the 2007 annual meeting of stockholders, or until their successors are duly elected and qualified:

	Total Vote For		Total Vote Withheld
	Each Director		From Each Director

	Shares Voted	Percentage	Shares Voted	Percentage

A. George (Skip) Battle	40,722,019	85.9%	1,136,205	2.4%
Steven Berkowitz	40,723,010	85.9%	1,135,214	2.4%
Garrett Gruener	28,796,957	60.8%	13,061,267	27.6%

      Percentages above are based on 47,396,178 common shares outstanding on May 19, 2004.

      In addition to the re-elected directors, our continuing directors consist of David S. Carlick, James Casella, Joshua C. Goldman, James D. Kirsner and Geoffrey Y. Yang.

(2)	To ratify our audit committee’s selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2004.

For	Against	Abstain	Broker Non-Votes

41,481,095	355,215	21,914	0

Item 5.	Other Information

      Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

      a)     Exhibits

      The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this quarterly report.

      b)     Reports on Form 8-K

      During the quarter ended June 30, 2004, we filed the following report on Form 8-K:

(1)	May 18, 2004. This report, dated May 6, 2004, announced under Items 2, 7, 9 and 12 that we closed our acquisition of privately held Interactive Search Holdings, Inc. and filed or furnished related documents.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASK JEEVES, INC.

August 9, 2004

By:	/s/ STEVEN BERKOWITZ

Steven Berkowitz
Chief Executive Officer
(Principal Executive Officer)

August 9, 2004

By:	/s/ STEVEN J. SORDELLO

Steven J. Sordello
Chief Financial Officer
(Principal Financial Officer)

August 9, 2004

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

Exhibit No.	Description

Plans of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Agreement and Plan of Merger, dated June 29, 1999, by and between the Registrant and AJ Merger Corporation (previously filed as Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
2.2	Agreement and Plan of Merger and Reorganization, dated as of November 19, 1999, by and among the Registrant, Net Effect Systems, Inc. and Neutral Acquisition Corp. (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed November 18, 1999, and incorporated herein by reference).
2.3	Agreement and Plan of Merger and Reorganization, dated as of January 25, 2000, by and among the Registrant, Direct Hit Technologies, Inc. and Answer Acquisition Corp. (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed February 14, 2000, and incorporated herein by reference).
2.4	Certificate of Ownership and Merger Merging Net Effects Systems, Inc. and Direct Hit Technologies, Inc. with and into the Registrant, dated as of December 28, 2000 (previously filed as Exhibit 2.4 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
2.5	Agreement and Plan of Merger and Reorganization, dated as of September 10, 2001, by and among the Registrant, Answer Acquisition Corp. No. 2, and Teoma Technologies, Inc., and solely with respect to Article X, Hawk Holdings, LLC, as Stockholders’ Agent, and Chase Manhattan Bank and Trust, N.A., as Escrow Agent (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed September 17, 2001, and incorporated herein by reference).
2.6	Agreement and Plan of Reorganization, dated March 3, 2004, by and among the Registrant, Interactive Search Holdings, Inc., Aqua Acquisition Corp. and Aqua Acquisition Holdings LLC (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed March 5, 2004, and incorporated herein by reference).
Charter Documents
3.1.1	Certificate of Incorporation of AJ Merger Corporation (previously filed as Exhibit 3.1 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).
3.1.2	Amended and Restated Certificate of Incorporation of the Registrant, dated July 6, 1999 (previously filed as Exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
3.1.3	Certificate of Correction of Amended and Restated Certificate of Incorporation of the Registrant, dated as of April 6, 2001 (previously filed as Exhibit 3.1.3 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
3.1.4	Certificate of Designation of Series A Junior Participating Preferred Stock (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed May 10, 2001, and incorporated herein by reference).
Bylaws
3.2	Bylaws of the Registrant (previously filed as Exhibit 3.4 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).
3.2.2	Certificate of Amendment of Bylaws, adopted on October 30, 2003 (previously filed as Exhibit 3.2.2 to the Registrant’s Annual Report on Form 10-K, filed March 1, 2004, and incorporated herein by reference)

Exhibit No.	Description

Instruments Defining the Rights of Security Holders
4.1	Specimen Certificate for Registrant’s Common Stock (previously filed as Exhibit 4.2 to the Registrant’s Amendment No. 2 to Form S-1, filed June 7, 1999, and incorporated herein by reference).
4.2.1	Rights Agreement (commonly called a “poison pill plan”), dated as of April 26, 2001, between the Registrant and Fleet National Bank, N.A. (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed May 10, 2001, and incorporated herein by reference).
4.2.2	Form of Rights Certificate (filed as Exhibit B to Rights Agreement, dated as of April 26, 2001, between the Registrant and Fleet National Bank, N.A., previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed May 10, 2001, and incorporated herein by reference).
4.3.1	Indenture (relating to the Zero Coupon Subordinated Convertible Notes), dated as of June 4, 2003, by and between Ask Jeeves, Inc. and The Bank of New York, as Trustee (previously filed as Exhibit 4.3.1 to the Registrant’s Form S-3 registration statement, filed September 19, 2003, and incorporated herein by reference).
4.3.2	Form of Zero Coupon Convertible Subordinated Note (included within Exhibit 4.3.1).
4.4	Form of Stock Resale Agreement, dated March 3, 2004, between Ask Jeeves, Inc. and each of the following (stockholders of Interactive Search Holdings, Inc.), separately: Bain Capital Fund VI, L.P.; BCIP Associates II; BCIP Trust Associates II; BCIP Associates II-B; BCIP Trust Associates II-B; BCIP Associates II-C; PEP Investments PTY LTD.; Sankaty High Yield Asset Partners, L.P.; Sankaty High Yield Partners II, L.P.; Brookside Capital Partners Fund L.P.; BCI-I, LLC; BCI-II, LLC; RGIP, LLC; William Daugherty; J.P. Morgan Partners (BHCA), L.P.; Jonas Steinman; Viacom Inc.; Frank William Daugherty, III 2004 GRAT; and Jonas L. Steinman 2004 GRAT (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed March 5, 2004, and incorporated herein by reference).
Equity Compensation Plan Documents
10.1.1.1†	1996 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).
10.1.1.2†	Form of Option Agreement for the 1996 Equity Incentive Plan (previously filed as Exhibit 10.2 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).
10.1.2.1†	1999 Equity Incentive Plan, adopted April 16, 1999 and approved by Stockholders on May 21, 1999 and May 25, 2000 (composite plan document reflecting amendments adopted through May 15, 2003) (previously filed as Exhibit 4.1 to the Registrant’s Form S-8, filed May 15, 2003, and incorporated herein by reference).
10.1.2.2†*	Appendix A to the 1999 Equity Incentive Plan, effective as of January 1, 2004 (relating to the automatic option grant program for eligible directors), including the form of Eligible Director Option Agreement.
10.1.2.3†	Form of Stock Option Grant Notice for the 1999 Equity Incentive Plan (previously filed within Exhibit 10.4.1 to the Registrant’s Annual Report on Form 10-K, filed April 2, 2001, and incorporated herein by reference).
10.1.2.4†	Form of Option Agreement for the 1999 Equity Incentive Plan (previously filed as Exhibit 99.2 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).
10.1.2.5†	Form of Addendum to Stock Option Agreement applicable to certain grants under the 1999 Equity Incentive Plan from the Registrant to each of A. George (Skip) Battle, Steven Berkowitz, Steven Sordello, Heather Staples and Claudio Pinkus (previously filed as exhibit 10.1.2.4 to the Registrant’s Form 10-Q filed August 5, 2003 and incorporated herein by reference).
10.1.3.1†	1999 Non-Qualified Equity Incentive Plan, as Amended through January 10, 2001 (previously filed as Exhibit 99.4 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).
10.1.3.2†	Form of Option Agreement for the 1999 Non-Qualified Equity Incentive Plan (previously filed as Exhibit 99.5 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).

Exhibit No.	Description

10.1.3.3†	2002 UK Approved Rules for Grants under the 1999 Non-Qualified Equity Plan (the “UK Sub Plan”), as adopted by the Registrant on January 13, 2003 (previously filed as Exhibit 10.1.3.3 to the Registrant’s Form 10-Q, filed May 2, 2003, and incorporated herein by reference).
10.1.4†	1999 Employee Stock Purchase Plan, as amended through May 25, 2000 (previously filed as Exhibit 99.3 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).
Other Compensation-Related Agreements
10.2.1.1†	Offer letter dated as of January 5, 1999, by and between the Registrant and Frank A. Vaculin (previously filed as Exhibit 10.18 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).
10.2.1.2†	Severance terms as of April 30, 2001, by and between the Registrant and Frank A. Vaculin (previously filed as Exhibit 10.18.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.2.1†	Offer letter dated as of May 27, 1999, by and between the Registrant and George S. Lichter (previously filed as Exhibit 10.29 to the Registrant’s Amendment No. 2 to Form S-1, filed June 7, 1999, and incorporated herein by reference).
10.2.2.2†	Incentive Agreement, entered into as of January 2, 2001, by and between the Registrant and George Lichter (previously filed as Exhibit 10.46.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.2.3†	Amendment to Incentive Agreement, dated June 18, 2001, by and between the Registrant and George Lichter (previously filed as Exhibit 10.46.2 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.2.4†	Second Amendment to Incentive Agreement, entered into as of August 30, 2001, by and between the Registrant and George Lichter (previously filed as Exhibit 10.46.3 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.2.5†	Separation Agreement, dated February 6, 2002, made by and between George Lichter and the Registrant (previously filed as Exhibit 10.46.4 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.3.1†	Offer letter dated as of December 8, 2000, by and between the Registrant and A. George (Skip) Battle (previously filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K, filed April 2, 2001, and incorporated herein by reference).
10.2.3.2†	Offer letter of New Terms of Employment, dated April 3, 2001, by and between the Registrant and A. George (Skip) Battle (previously filed as Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2001, and incorporated herein by reference).
10.2.3.3†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and A. George (Skip) Battle (previously filed as Exhibit 10.2.3.3 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.4.1†	Promissory Note, dated March 15, 2001, by and between the Registrant and Steven J. Sordello (previously filed as Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2001, and incorporated herein by reference).
10.2.4.2†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and Steven J. Sordello (previously filed as Exhibit 10.2.4.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.4.3†	Addendum to Stock Option Agreement regarding the April 1, 2003 stock option grant under the 1999 Equity Incentive Plan from the Registrant to Steven J. Sordello (previously filed as Exhibit 10.2.4.3 to the Registrant’s Quarterly Report on Form 10-Q, filed August 5, 2003, and incorporated herein by reference).
10.2.4.4†	Restricted Stock Award Agreement under the 1999 Equity Incentive Plan by and between the Registrant and Steven J. Sordello, dated September 30, 2003 (previously filed as Exhibit 10.2.4.4 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2003, and incorporated herein by reference).

Exhibit No.	Description

10.2.5†	Severance letter dated March 28, 2001, by and between the Registrant and Adam Klein previously filed as Exhibit 10.39.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.6.1†	Offer letter dated April 23, 2001, by and between the Registrant and Steven Berkowitz (previously filed as Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2001, and incorporated herein by reference).
10.2.6.2†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and Steven Berkowitz (previously filed as Exhibit 10.2.6.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.6.3†	Restricted Stock Award Agreement under the 1999 Equity Incentive Plan by and between the Registrant and Steven Berkowitz, dated September 30, 2003 (previously filed as Exhibit 10.2.6.3 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2003, and incorporated herein by reference).
10.2.7.1†	Incentive Agreement, entered into as of January 2, 2001, by and between the Registrant and Claudio Pinkus (previously filed as Exhibit 10.45.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.7.2†	Amendment to Incentive Agreement, dated June 18, 2001, by and between the Registrant and Claudio Pinkus (previously filed as Exhibit 10.45.2 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.7.3†	Second Amendment to Incentive Agreement, entered into as of August 29, 2001, by and between the Registrant and Claudio Pinkus (previously filed as Exhibit 10.45.3 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.7.4†	Third Amendment to Incentive Agreement, entered into as of November 17, 2001, by and between the Registrant and Claudio Pinkus (previously filed as Exhibit 10.45.4 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.7.5†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and Claudio Pinkus (previously filed as Exhibit 10.2.7.5 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.7.6†	Severance Agreement by and between the Registrant and Claudio Pinkus, dated August 28, 2003 (previously filed as Exhibit 10.2.7.6 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2003, and incorporated herein by reference).
10.2.8.1†	Form of Indemnity Agreement by and between the Registrant and each of its then-current directors and executive officers (previously filed as Exhibit 10.27 to the Registrant’s Amendment No. 1 to Form S-1, filed May 10, 1999, and incorporated herein by reference).
10.2.8.2†	Form of Indemnification Agreement, entered into in May 2003 (or subsequently) between the Registrant and each of A. George (Skip) Battle, David Carlick, Joshua Goldman, Garrett Gruener, James Kirsner, Geoffrey Y. Yang, Scott Bauer, Steve Berkowitz, Adrian Cox, Jim Diaz, Paul Gardi, Scott Garell, John Scott Lomond, Tuoc Long, Claudio Pinkus, Brett Robertson, Steve Sordello, Heather Staples and Mark Stein (previously filed as Exhibit 10.2.8.2 to the Registrant’s Form 10-Q, filed August 5, 2003 and incorporated herein by reference).
10.2.9.1†	Severance Benefit Letter Agreement, dated as of December 3, 2002, by and between the Registrant and Brett M. Robertson (previously filed as Exhibit 10.2.9.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.9.2†	Offer Letter dated November 25, 2002 by and between the Registrant and Brett M. Robertson (previously filed as Exhibit 10.2.9.2 to the Registrant’s Quarterly Report on Form 10-Q, filed May 3, 2004, and incorporated herein by reference).
10.2.10†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and Heather J. Staples (previously filed as Exhibit 10.2.10.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).

Exhibit No.	Description

10.2.11†	Separation Agreement and Mutual Release, dated as of December 23, 2002, by and between the Registrant and Cynthia Pevehouse (previously filed as Exhibit 10.2.11 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.12†	Offer Letter dated October 27, 2003 by and between the Registrant and Adrian Cox (previously filed as Exhibit 10.2.12.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 3, 2004, and incorporated herein by reference).
10.2.13.1†	Offer letter dated April 30, 2004 by and between Ask Jeeves, Inc. and F. William Daugherty, III (previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).
10.2.13.2	Non-Competition Agreement, dated March 3, 2004, between Ask Jeeves, Inc. and F. William Daugherty, III (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed March 5, 2004, and incorporated herein by reference).
10.2.14.1†	Offer letter dated April 30, 2004 by and between Ask Jeeves, Inc. and Jonas Steinman (previously filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).
10.2.14.2	Non-Competition Agreement, dated March 3, 2004, between Ask Jeeves, Inc. and Jonas Steinman (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed March 5, 2004, and incorporated herein by reference).
U.S. Leases
10.3.1	Office Lease dated as of April 29, 1999, by and between the Registrant and Emery Station Associates, L.L.C. (previously filed as Exhibit 10.28 to the Registrant’s Amendment No. 2 to Form S-1, filed June 7, 1999, and incorporated herein by reference).
10.3.2	Master Lease Agreement dated as of June 15, 1999, by and between the Registrant and Comdisco, Inc. (previously filed as Exhibit No. 4 to the Registrant’s Amendment No. 4 to Form S-1, filed June 29, 1999, and incorporated herein by reference).
10.3.3	Lease Amendment and Termination Agreement, made February 4, 2002, by and between the Registrant, as Tenant, and Oakland City Center LLC, as Landlord (previously filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.3.4*	Lease (for Ask Jeeves’ new headquarters space in Oakland, CA) dated as of June 30, 2004, by and between the Registrant and 555 Twelfth Street Venture, LLC.
10.3.5.1	Lease (for Ask Jeeves’ offices in Irvington, NY), dated July 27, 1999 by and between Focus Interactive, Inc. (formerly known as CTC Bulldog, Inc.) and Bridge Street Properties LLC (previously filed as Exhibit 10.1.1 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).
10.3.5.2	Amended Lease (for Ask Jeeves’ offices in Irvington, NY), dated September 22, 2002, by and between Focus Interactive, Inc. (formerly known as iWon, Inc.) and Bridge Street Properties LLC (previously filed as Exhibit 10.1.2 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).
Ask Jeeves U.K. Documents
10.4.1	Agreement Relating to the Sale and Purchase of the Entire Issued Share Capital of Carlton & Granada Internet Limited, dated as of February 7, 2002, by and among the Registrant, Carlton Communications PLC, Granada Media Group Limited, Carlton & Granada Internet Limited, Ask Jeeves (Jersey) Limited and Ask Jeeves International, Inc. (previously filed as Exhibit 2.1 to the Registrant’s Form S-3, filed March 6, 2002, and incorporated herein by reference).
10.4.2	Further Supplemental Partnership Deed relating to Ask Jeeves UK, dated February 14, 2002, by and among the Registrant, Carlton Communications PLC, Granada Media Group Limited, Carlton & Granada Internet Limited, Ask Jeeves (Jersey) Limited, Ask Jeeves International Inc. and Ask Jeeves UK (previously filed as Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q, filed April 30, 2002, and incorporated herein by reference).

Exhibit No.	Description

10.4.3	Tax Deed relating to the acquisition of the entire issued share capital of Carlton & Granada Internet Limited, dated March 6, 2002, by and among the Registrant, Carlton Communications PLC and Granada Media Group Limited (previously filed as Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q, filed April 30, 2002, and incorporated herein by reference).
10.4.4	Underlease, dated March 15, 2000, by and between City & General (West End) Limited and the Ask Jeeves UK Partnership (previously filed as Exhibit 10.4.4 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
Japanese Joint Venture Documents
10.5.1‡	Joint Venture Agreement by and between Trans Cosmos Inc. USA Pacific Holdings Company III, and Ask Jeeves International, Inc., dated as of August 31, 2000 (previously filed as Exhibit 10.5.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.5.2.1‡	Distribution and License Agreement by and between Ask Jeeves International, Inc., Ask Jeeves Japan Co., Ltd., the Registrant, and Trans Cosmos, Inc., dated as of August 31, 2000 (previously filed as Exhibit 10.5.2.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.5.2.2‡	Amendment No. 1 to the Distribution and License Agreement by and between Ask Jeeves International, Inc. and Kabushiki Kaisha Ask Jeeves Japan, dated as of December 1, 2000 (previously filed as Exhibit 10.5.2.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.5.2.3‡	Amendment No. 2 to the Distribution and License Agreement by and between Ask Jeeves International, Inc. and Kabushiki Kaisha Ask Jeeves Japan, dated as of January 1, 2002 (previously filed as Exhibit 10.5.2.3 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
Warrants to Purchase Common Stock of the Registrant
10.6.1	Warrant to purchase 15,000 shares of Common Stock granted by the Registrant to Antenna Group Provided, dated as of June 30, 1998 (previously filed as Exhibit 4.3 to the Registrant’s Amendment No. 1 to Form S-1, filed May 10, 1999, and incorporated herein by reference).
10.6.2	Warrant to purchase 105,000 shares of Common Stock granted by the Registrant to Boris Katz, dated as of July 26, 2001 (previously filed as Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.6.3	Warrant to purchase 70,000 shares of Common Stock granted by the Registrant to Patrick Winston, dated as of July 26, 2001 (previously filed as Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
Registration Rights Agreements
10.7.1	Form of Registration Rights Agreement, between the Registrant and Stockholders of Net Effect Systems, Inc. (previously filed as Exhibit 10.35 to the Registrant’s Amendment No. 1 to Form S-1, filed February 23, 2000, and incorporated herein by reference).
10.7.2	Registration Rights Agreement, dated September 10, 2001, by and between the Registrant and the multiple parties listed therein (previously filed as Exhibit 10.44 to the Registrant’s Current Report on Form 8-K, filed September 17, 2001, and incorporated herein by reference).
10.7.3	Registration Rights Agreement (relating to the Zero Coupon Subordinated Convertible Notes), dated as of June 4, 2003, by and between Ask Jeeves, Inc. and Credit Suisse First Boston LLC, as initial purchaser (previously filed as Exhibit 10.7.3 to the Registrant’s Form S-3 registration statement, filed September 19, 2003, and incorporated herein by reference).
Miscellaneous
10.8.1.1‡	Advertising Services Agreement, dated July 17, 2002, by and between the Registrant and Google, Inc. (previously filed as Exhibit 10.52 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2002, and incorporated herein by reference).
10.8.1.2‡	Amendment Number One to the Advertising Services Agreement, dated October 23, 2002, by and between the Registrant and Google, Inc. (previously filed as Exhibit 10.8.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).

Exhibit No.	Description

10.8.2‡	Google Services Agreement, dated May 15, 2003, by and between Ask Jeeves UK Partnership and Google Technology, Inc. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2003, filed May 29, 2003, and incorporated herein by reference).
10.8.3.1‡	Google Services Agreement and related Order Form, dated May 23, 2003, by and between Google Technology Inc. and Focus Interactive, Inc. (formerly known as The Excite Network, Inc.) (previously filed as Exhibit 10.3.1 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).
10.8.3.2‡	Amendment No. 1 to Google Order Form (amending the Order Form dated May 23, 2003), dated September 19, 2003, by and between Google Inc. and Focus Interactive, Inc. (previously filed as Exhibit 10.3.2 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).
10.8.4‡	Google Services Agreement (Content Targeting), dated September 19, 2003, by and between Google Inc. and Focus Interactive, Inc. (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).
10.9.1‡	Agreement by and between the Registrant and The Wodehouse No. 3 Trust, dated as of January 1, 2000 (previously filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.9.2‡	First Amendment to Agreement by and between the Registrant and The Wodehouse No. 3 Trust, dated as of May 9, 2003 (previously filed as Exhibit 10.9.2 to the Registrant’s Form 10-Q filed August 5, 2003 and incorporated herein by reference).
10.10.1‡	DARTTM Service Agreement for Publishers by and between DoubleClick Inc. and the Registrant, effective as of June 30, 1999 (previously filed as Exhibit 10.10.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.10.2‡	Addendum No. 1 to DART Service Agreement for Publishers by and between DoubleClick Inc. and the Registrant, effective as of October 1, 2000 (previously filed as Exhibit 10.10.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.10.3‡	Addendum No. 2 to DART Service Agreement for Publishers by and between DoubleClick Inc. and the Registrant, effective as of March 30, 2001 (previously filed as Exhibit 10.10.3 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.10.4‡	DFP Extension Addendum No. 3 to DART Service Agreement for Publishers by and between DoubleClick Inc. and the Registrant, effective as of November 1, 2002 (previously filed as Exhibit 10.10.4 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.10.5.1	DoubleClick Master Services Agreement (the “U.S. Master Agreement”) by and between DoubleClick, Inc. and the Registrant, dated February 27, 2004 (previously filed as Exhibit 10.10.5.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 3, 2004, and incorporated herein by reference).
10.10.5.2‡	DART Services Attachment for Publishers (the “DFP Attachment” to the U.S. Master Agreement) by and between DoubleClick, Inc. and the Registrant, dated February 27, 2004 (previously filed as Exhibit 10.10.5.2 to the Registrant’s Quarterly Report on Form 10-Q, filed May 3, 2004, and incorporated herein by reference).
10.10.6.1	DoubleClick European Master Services Agreement (the “European Master Agreement”) by and between DoubleClick, Inc. and Ask Jeeves Europe, Ltd., dated February 27, 2004 (previously filed as Exhibit 10.10.6.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 3, 2004, and incorporated herein by reference).
10.10.6.2‡	DART Services Attachment for Publishers (the “DFP Attachment” to the European Master Agreement) by and between DoubleClick, Inc. and Ask Jeeves Europe, Ltd., dated February 27, 2004 (previously filed as Exhibit 10.2.9.2 to the Registrant’s Quarterly Report on Form 10-Q, filed May 3, 2004, and incorporated herein by reference).

Exhibit No.	Description

10.11	Asset Purchase Agreement dated May 28, 2003 (relating to the disposition of the Jeeves Solutions assets) by and between Ask Jeeves, Inc., as seller, and Kanisa Inc., as buyer, (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 28, 2003, filed May 29, 2003, and incorporated herein by reference).
10.12.2	Form of Standstill Agreement, dated March 3, 2004, between Ask Jeeves, Inc. and each of the following (stockholders of Interactive Search Holdings, Inc.), separately: Bain Capital Fund VI, L.P.; BCIP Associates II; BCIP Trust Associates II; BCIP Associates II-B; BCIP Trust Associates II-B; BCIP Associates II-C; PEP Investments PTY LTD.; Sankaty High Yield Asset Partners, L.P.; Sankaty High Yield Partners II, L.P.; Brookside Capital Partners Fund L.P.; BCI-I, LLC; BCI-II, LLC; RGIP, LLC; William Daugherty; J.P. Morgan Partners (BHCA), L.P.; Jonas Steinman; Frank William Daugherty, III 2004 GRAT; and Jonas L. Steinman 2004 GRAT (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed March 5, 2004, and incorporated herein by reference).
10.12.3	Form of Stockholder Agreement, dated March 3, 2004, between Ask Jeeves, Inc. and each of the following (stockholders of Interactive Search Holdings, Inc.), separately: Bain Capital Fund VI, L.P.; BCIP Associates II; BCIP Trust Associates II; BCIP Associates II-B; BCIP Trust Associates II-B; BCIP Associates II-C; PEP Investments PTY LTD.; Sankaty High Yield Asset Partners, L.P.; Sankaty High Yield Partners II, L.P.; Brookside Capital Partners Fund L.P.; BCI-I, LLC; BCI-II, LLC; RGIP, LLC; William Daugherty; J.P. Morgan Partners (BHCA), L.P.; Jonas Steinman; Viacom Inc.; Frank William Daugherty, III 2004 GRAT; and Jonas L. Steinman 2004 GRAT (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 5, 2004, and incorporated herein by reference).
10.13.1‡	S&P Comstock Information Distribution License Agreement, dated January 13, 2000, by and between S&P ComStock, Inc. and Focus Interactive, Inc. (formerly known as iWon, Inc.) (previously filed as Exhibit 10.2.1 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).
10.13.2‡	Amendment Number 1 to Information Distribution License Agreement, dated December 5, 2001, by and between S&P ComStock Inc. and Focus Interactive, Inc. (formerly known as iWon, Inc.) (previously filed as Exhibit 10.2.2 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).
10.13.3‡	Amendment Number 2 to Information Distribution License Agreement, dated December 5, 2001, by and between S&P ComStock Inc. and Focus Interactive, Inc. (formerly known as iWon, Inc. and as The Excite Network, Inc.) (previously filed as Exhibit 10.2.3 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).
14.1	Code of Ethics of the Registrant, as currently in effect (previously filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K, filed March 1, 2004, and incorporated herein by reference).
21.1*	Subsidiaries of the Registrant.
31.1*	Certification of Steven Berkowitz under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Steven J. Sordello under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Denotes a management contract or compensatory plan.

‡	Portions of this exhibit were omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.