Form 10-Q
period 2004-09-30
ASK JEEVES INC
filed 2004-11-08
CIK 1054298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2004

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

      The number of shares outstanding of the registrant’s Common Stock as of November 5, 2004 was 58,253,731.

The Exhibit Index begins on page 54.

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

PART I. FINANCIAL INFORMATION

Item 1.     Unaudited Condensed Consolidated Financial Statements

ASK JEEVES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2004	2003

	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$64,779	$36,673
Marketable securities	24,735	143,975

Total cash, cash equivalents and marketable securities	89,514	180,648
Accounts receivable, net	37,653	12,062
Prepaid expenses and other current assets	7,042	3,299

Total current assets	134,209	196,009
Property and equipment, net	23,984	10,933
Goodwill	262,249	—
Intangible assets, net	94,433	831
Other assets, net	5,599	4,482

Total assets	$520,474	$212,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$36,727	$12,050
Accrued compensation and related expenses	7,499	5,137
Accrued restructuring costs	604	1,167
Deferred revenue	2,759	5,367
Current portion of capital lease obligation	751	—

Total current liabilities	48,340	23,721
Convertible subordinated notes	115,000	115,000
Capital lease obligations, less current portion	592	—
Other liabilities	326	326

Total liabilities	164,258	139,047
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value: 150,000,000 shares authorized 58,025,557 and 46,616,445 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	992,212	740,845
Accumulated deficit	(635,024)	(670,686)
Deferred stock compensation, net	(4,095)	—
Accumulated other comprehensive income	3,123	3,049

Total stockholders’ equity	356,216	73,208

Total liabilities and stockholders’ equity	$520,474	$212,255

See accompanying notes to condensed consolidated financial statements.

ASK JEEVES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Revenue	$75,654	$27,176	$175,224	$75,458
Cost of revenue	25,014	5,256	49,160	16,259

Gross profit	50,640	21,920	126,064	59,199
Operating expenses:
Product development	6,741	4,207	16,723	11,006
Sales and marketing	20,265	8,235	46,140	22,263
General and administrative	8,300	4,845	19,970	14,036
Amortization of intangible assets	3,329	—	5,334	—
Impairment and write-off of long-lived assets	—	702	—	702

Total operating expenses	38,635	17,989	88,167	48,007
Operating income	12,005	3,931	37,897	11,192
Gain on acquisition and dissolution of joint ventures	—	—	—	6,356
Interest income, net	193	354	851	899
Interest expense	(115)	—	(142)	(164)
Other income, net	45	292	262	272

Income before income tax provision	12,128	4,577	38,868	18,555
Income tax provision	1,786	738	3,586	1,408

Income from continuing operations	10,342	3,839	35,282	17,147
Loss from discontinued operations	—	—	—	(1,218)
Gain on sale of discontinued operations	380	2,482	380	2,482

Income from discontinued operations	380	2,482	380	1,264
Net income	$10,722	$6,321	$35,662	$18,411

Earnings per share — Basic:
Income from continuing operations	$0.18	$0.09	$0.67	$0.39
Income from discontinued operations	$0.01	$0.05	$0.01	$0.03

Net income per share	$0.19	$0.14	$0.68	$0.42

Weighted average shares outstanding used in computing basic net income per share	57,655,846	44,692,016	52,643,594	43,422,327

Earnings per share — Diluted:
Income from continuing operations	$0.15	$0.07	$0.54	$0.32
Income from discontinued operations	$0.00	$0.04	$0.01	$0.02

Net income per share	$0.15	$0.11	$0.55	$0.34

Weighted average shares outstanding used in computing diluted net income per share	69,350,140	57,921,361	64,772,913	53,424,494

Revenues from related parties	$477	$1,131	$2,740	$3,394

See accompanying notes to condensed consolidated financial statements.

ASK JEEVES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,

	2004	2003

Operating activities
Income from continuing operations	$35,282	$17,147
Adjustment to reconcile income from continuing operations to net cash provided by operating activities:
Loss from discontinued operations	—	(1,218)
Depreciation and amortization	6,701	5,856
Stock compensation	902	39
Amortization of intangible assets	11,664	1,807
Impairment and write-off of long-lived assets	—	702
Gain on acquisition of joint venture	—	(6,124)
Income tax benefit from stock option exercises	1,711	—
Changes in operating assets and liabilities:
Accounts receivable	(7,598)	(2,341)
Prepaid expenses and other assets	(1,908)	(918)
Accounts payable and other accrued liabilities	8,028	6,520
Accrued compensation and related expenses	(1,488)	1,291
Accrued restructuring costs	(564)	(553)
Deferred revenue	(3,026)	(4,570)

Net cash provided by operating activities	49,704	17,638
Investing activities
Purchases of property and equipment	(17,366)	(5,901)
Purchases of marketable securities	(9,999)	(83,565)
Redemption of restricted marketable securities	43	11,000
Sale of discontinued operations	380	2,482
Redemption of marketable securities	129,032	—
Business acquisitions, net of cash acquired	(131,558)	—

Net cash used in investing activities	(29,468)	(75,984)
Financing activities
Issuance of common stock	10,548	12,425
Repurchase of common stock	(229)	—
Issuance of convertible subordinated notes, net	—	111,744
Repayment of note payable	(2,144)	—
Repayment of borrowings under line of credit	—	(11,000)
Repayment of capital lease obligations	(586)	(572)

Net cash provided by financing activities	7,589	112,597

Effect of exchange rate changes on cash and cash equivalents	281	902

Increase in cash and cash equivalents	28,106	55,153
Cash and cash equivalents at beginning of period	36,673	27,613

Cash and cash equivalents at end of period	$64,779	$82,766

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for business combination	$238,744	$—

See accompanying notes to condensed consolidated financial statements.

ASK JEEVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

      Ask Jeeves, Inc. (“Ask Jeeves” or the “Company”) provides computer users with information search and retrieval services, free of charge, across a diverse portfolio of Web sites and desktop applications. Ask Jeeves generates revenue primarily by displaying advertisements on its Web sites and by selling ads for display on third-party sites in the AJinteractive advertising network. Ask Jeeves seeks to attract Web traffic to its own sites by creating distinctive online experiences that users will find intuitive and satisfying. Ask Jeeves pursues this goal using a multi-brand strategy. Ask Jeeves’ brands include several Web sites dedicated to search (Ask.com, Ask.co.uk, Teoma.com, MySearch.com, MyWebSearch.com and AJKids.com) and three broader-purpose, content-rich “portal” Web sites (iWon.com, Excite.com and MyWay.com). The Company operates a Japanese language search site (Ask.jp), as a joint venture with Transcosmos Inc. and a co-branded portal (Dell.myway.com). Ask Jeeves also makes its search services accessible through several branded search toolbars that users can install in their Internet browsers. The toolbars can be downloaded from Ask Jeeves’ Web sites and are also distributed together with a number of downloadable applications, including Ask Jeeves’ Fun Web Products. Ask Jeeves’ proprietary technologies include its algorithmic search engine, Teoma, natural language processing software, and portal and ad-serving technologies. Through AJinteractive, the Company’s ad sales division, Ask Jeeves offers advertisers a mix of online marketing services, including targeted ad placements on its own sites and across a network of third-party sites.

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

Basis of Presentation

      The accompanying condensed consolidated financial statements as of and for the nine month periods ended September 30, 2004 and 2003 are unaudited, but include all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position, operating results and cash flows as of the interim date and for the periods presented. Results for the three and nine months ended September 30, 2004 are not necessarily indicative of results for the entire fiscal year or future periods. The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

ASK JEEVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For the Company, such estimates include revenue recognition, allowances for doubtful accounts, legal contingencies, accounting for income taxes and impairment of long-lived assets. Actual results could differ materially from those estimates.

Concentrations of Revenue

      During the three and nine months ended September 30, 2004, paid listing revenues from one provider accounted for 69% and 68% of revenues from continuing operations, respectively. During the three and nine months ended September 30, 2003, paid listing revenues from the same provider accounted for 61% and 52% of revenues from continuing operations, respectively. This provider accounted for 41% and 49% of gross accounts receivable as of September 30, 2004 and 2003, respectively. The Company’s paid listing agreements with this provider are scheduled to terminate December 31, 2007.

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

      Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black Scholes valuation model the Company’s net income and basic and diluted net income per share would have been decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Net income, as reported	$10,722	$6,321	$35,662	$18,411
Add:
Stock compensation expense included in reported net income	474	—	621	6

ASK JEEVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Deduct:
Total stock-based employee compensation expense determined under fair value based method for Employee Stock Purchase Plan	(126)	(52)	(405)	(275)
Total stock-based employee compensation expense determined under fair value based method for stock options	(9,172)	(1,446)	(19,306)	(5,385)

Net income, pro forma	$1,898	$4,823	$16,572	$12,757

Net income per share:
Basic, as reported	$0.19	$0.14	$0.68	$0.42
Basic, pro forma	$0.03	$0.11	$0.31	$0.29
Diluted, as reported	$0.15	$0.11	$0.55	$0.34
Diluted, pro forma	$0.03	$0.08	$0.26	$0.24

2. COMMITMENTS AND CONTINGENCIES

      From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with its services, such as claims alleging defamation or invasion of privacy.

      On October 25, 2001, a putative class action lawsuit captioned Leonard Turroff, et al. vs Ask Jeeves, Inc., et al. was filed against the Company and two of the Company’s officers and directors (collectively the “Individual Defendants”) in the United States District Court for the Southern District of New York. Also named as defendants were Morgan Stanley & Co., Inc., FleetBoston Robertson Stephens, Goldman Sachs & Co., U.S. Bancorp Piper Jaffray, and Dain Rauscher, Inc., the underwriters of the Company’s initial public offering, or IPO. The complaint alleges violations of Section 11 of the Securities Act of 1933 against all defendants, and violations of Section 15 of the Securities Act against the Individual Defendants in connection with the Company’s IPO. An amended complaint was filed on December 6, 2001, which includes the same allegations in connection with Ask Jeeves’ second public offering in March 2000. The complaints seek unspecified damages on behalf of a purported class of purchasers of common stock between June 30, 1999 and December 6, 2000. This case is similar to, and has been coordinated with, over three hundred other cases filed in the Southern District Court of New York concerning the IPO market of the late 1990’s. A coordinated settlement has been proposed and submitted to the court. On June 24, 2003, a special committee of the Company’s board of directors approved the Company’s participation in this settlement and on July 9, 2003, the Individual Defendants approved the settlement. The settlement has not yet been approved by the court and might be opposed by the underwriter defendants. If the settlement is approved by the court, the Company expects that the costs and expenses of the settlement will be paid by the Company’s insurers, who will be reimbursed by the Company up to the amount of the Company’s $1.0 million insurance retention. Accordingly, the Company has accrued that amount on its consolidated balance sheet. Any payments beyond that amount will be made by the Company’s insurance carriers up to the limits of the relevant policies. If the settlement does not occur, and the litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

ASK JEEVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Continued)

2. COMMITMENTS AND CONTINGENCIES (Continued)

      On January 27, 2004, a lawsuit was filed in the United States District Court for the Southern District of New York captioned American Blind and Wallpaper, Inc. v. Google, Inc., et al., in which Ask Jeeves, Inc., America Online, Inc., Netscape Communications Corporation, Compuserve Interactive Services, Inc., and EarthLink, Inc. were also named as defendants. On February 27, 2004, the Company was served with an Amended Complaint in the matter. The Complaint alleges trademark infringement, false representation, and dilution under the Lanham Act and other claims arising from defendants’ alleged unlawful use of plaintiff’s trademarks. Plaintiff’s claims are based on the allegations that defendants sell keywords identical to plaintiff’s marks to various third parties and by manipulating search results, consumers are unwittingly diverted to competitors’ products and services. The plaintiff seeks injunctive relief and an unspecified amount of damages. The Company has tendered this suit to Google for indemnification pursuant to the terms of the Advertising Services Agreement, dated July 17, 2002, between Ask Jeeves and Google, and Google has agreed to indemnify the Company to the extent the claims relate to Google paid listings. Google filed a motion to dismiss the case on the grounds that the plaintiffs have failed to state a valid claim upon which relief could be granted, the plaintiffs filed an opposing brief and, on September 17, 2004, the court held a hearing on the motion, at which the judge took the parties’ arguments under submission. The judge has not yet ruled on Google’s motion to dismiss.

      The Company acquired full ownership of Focus Interactive, Inc., formerly known as The Excite Network, Inc., on May 6, 2004 upon its acquisition of ISH. On July 29, 2003, Focus Interactive filed a legal action against InfoSpace, Inc. in New York State court, Westchester County captioned Focus Interactive, Inc. v. InfoSpace, Inc., Index No. 03/11873 (Sup. Court Westchester County New York)(“NY Action”) seeking a declaration as to the respective rights and obligations of the parties under an Internet Services Agreement (“ISA”) between Focus Interactive and InfoSpace and seeking damages as a result of InfoSpace’s ISA-related demands. On September 22, 2003, InfoSpace filed a lawsuit against Focus Interactive in Washington State captioned InfoSpace Sales LLC v. Focus Interactive, Inc., Index No. 03-2-36 176-3SEA (Sup. Court Wash., King County)(“Washington Action”) asserting claims and seeking damages for (i) breach of contract (the ISA); (ii) breach of the duty of good faith and fair dealing in performing the ISA; (iii) unfair business practices under Washington Rev. Code § 19.86.020 that affect the public interest; (iv) misrepresentation and fraud in the inducement; and (v) a declaratory judgment seeking a declaration that Focus Interactive’s threatened actions would constitute breaches of Focus Interactive’s obligations to InfoSpace under the ISA, the covenant of good faith and fair dealing recognized by Washington law, and the Wash. Rev. Code § 19.86.020. Focus’ motion to dismiss the Washington Action was granted. InfoSpace filed an appeal in the Court of Appeals of the State of Washington. Briefing is not yet complete on this appeal in Washington.

      On September 29, 2003, InfoSpace moved to dismiss the New York Action on the grounds that a declaratory judgment was improper and on forum non conveniens grounds. Focus opposed the motion and on January 7, 2004, the New York Supreme Court denied InfoSpace’s motion to dismiss in its entirety. On February 11, 2004, InfoSpace filed a Notice of Appeal of the Supreme Court decision to the Appellate Division of the New York Supreme Court for the Second Judicial Department. No briefing has yet occurred on this New York appeal. On January 23, 2004, InfoSpace answered the Complaint in the NY Action and filed counterclaims similar to the claims asserted in the Washington Action. A trial date has been set in the NY Action. The parties have engaged in settlement negotiations, though the Company faces the risk that the settlement negotiations might not be successful.

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

the defendants engaged in unfair business practices and aided, abetted and conspired with operators of illegal online gambling enterprises by selling and displaying ads for online gambling operations that allegedly violate California law. The complaint purports to be brought on behalf of the general public and a class of all California residents who incurred losses in the prior four years at any illegal Internet gambling site allegedly advertised on defendants’ Web pages. The complaint seeks declaratory and injunctive relief prohibiting Ask Jeeves and the other defendants from selling or displaying such ads. The complaint also seeks to hold Ask Jeeves and the other defendants liable for an unspecified amount of monetary restitution equal to (i) all of the revenue that defendants allegedly earned by displaying ads for illegal gambling operations; (ii) all of the gambling losses suffered by persons using computers in California to access the advertised sites; (iii) all other revenues received by the gambling site operators from such computer users; and (iv) certain State taxes and fees allegedly avoided by the gambling site operators. The complaint was filed against Internet media companies and does not specifically name the gambling site operators themselves as defendants.

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

Commitments

      The Company signed an eight-year lease for 55,803 rentable square feet in the 555 City Center building in downtown Oakland, California, which is effective beginning July 1, 2004. The future minimum lease payments are $11,550,000.

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

      The total purchase cost for ISH of approximately $395.1 million consists of the following (in thousands, except share data):

Common stock (9,093,590 shares at $25.73 per share)	$233,978
Stock options (206,238 shares, at fair value)	4,766
Cash	143,984
Transaction costs	12,401

$395,129

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

      The total purchase cost of the acquisition of ISH has been allocated to assets and liabilities based on management’s preliminary estimate of their fair values. The excess of the purchase consideration over the fair value of the net assets acquired has been allocated to goodwill. During the third quarter of fiscal 2004, certain adjustments, corrections, and reclassifications to the allocation of the purchase cost of ISH were made. These items resulted in a decrease to goodwill of $9.8 million. None of these items affected the results of operations for the quarter ended September 30, 2004. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed and the estimated lives of the amortizable intangible assets (in thousands, except lives):

		Estimated
		Lives

Cash and cash equivalents	$28,178
Other tangible assets	24,157
Amortizable intangible assets:
Developed/core technology	3,785	3 years
User Base	30,608	3 years
Advertiser and distribution partner relationships	61,479	5 years
Trade names	5,105	5 years
Goodwill	262,249

Total assets acquired	415,561
Liabilities assumed	(25,146)
Deferred stock-based compensation (stockholders’ equity)	4,714

Total	$395,129

      Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for income tax purposes. Goodwill will not be amortized for financial reporting purposes and will be tested for impairment, at least annually. The preliminary purchase price allocation for ISH is subject to revision as more detailed analysis is completed and additional information on the fair value of assets and liabilities becomes available. Any change in the fair value allocated to the net assets of ISH will change the amount of the purchase price allocable to goodwill.

      In conjunction with the acquisition, the Company accrued $775,000 related to involuntary termination benefits. The amount includes severance, COBRA and outplacement services.

      Net deferred income tax assets related to the acquisition of Interactive Search Holdings had been fully offset by a valuation allowance and, accordingly, no such amounts are included in the accompanying condensed combined balance sheet.

      The results of ISH’s operations have been included in the Company’s consolidated financial statements since May 6, 2004, the date of the acquisition. The following unaudited pro forma financial information for Ask Jeeves, Inc., presented in the table below, represents the combined revenue, net income and net income

ASK JEEVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Continued)

3. ACQUISITIONS (Continued)

per share of the Company for the three and nine months ended September 30, 2004 and 2003 as if the acquisition of ISH had occurred on the first day of the periods presented, including the amortization of identified intangible assets (in thousands, except per share data).

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Revenue	$75,654	$51,978	$228,055	$124,462
Net income from continuing operations	$10,342	$1,049	$33,679	$3,025
Net income per share — basic	$0.19	$0.02	$0.56	$0.06
Net income per share — diluted	$0.15	$0.02	$0.45	$0.05

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

      The notes are subordinated in right of payment to all existing and future senior indebtedness, as defined in the indenture. The holders of the notes may require the Company to repurchase all or a portion of the notes, subject to specified exceptions, upon the occurrence of a change in control. The Company may pay the repurchase price in cash, shares of its common stock, shares of the surviving corporation or a combination thereof. The Company may not redeem the notes prior to the maturity date.

5. RESTRUCTURING AND FACILITY EXIT COSTS

      In December 2000, the Company’s Board of Directors approved a restructuring program aimed at streamlining the Company’s underlying cost structure to better position the Company for growth and improved operating results. During the three and nine months ended September 30, 2004, the Company

ASK JEEVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Continued)

5. RESTRUCTURING AND FACILITY EXIT COSTS (Continued)

reported no additional restructuring charges. The following table sets forth the restructuring activity during the three and nine months ended September 30, 2004 and 2003, respectively (in thousands).

	Accrued			Accrued
	Restructuring			Restructuring
	Costs,	Restructuring		Costs,
	Beginning of Period	Charges	Cash Paid	End of Period

Three months ended September 30, 2004
Facility exit costs	$792	$—	$(188)	$604

Total	$792	$—	$(188)	$604

Nine months ended September 30, 2004
Facility exit costs	$1,167	$—	$(563)	$604

Total	$1,167	$—	$(563)	$604

Three months ended September 30, 2003
Facility exit costs	$1,508	$—	$(153)	$1,355

Total	$1,508	$—	$(153)	$1,355

Nine months ended September 30, 2003
Facility exit costs	$1,883	$—	$(528)	$1,355
Severance and professional fees	9		(9)	—

Total	$1,892	$—	$(537)	$1,355

6. LINE OF CREDIT

      The Company has a revolving line of credit with a bank in the amount of $15.0 million. The line of credit expires on July 1, 2005. Borrowings under the line of credit bear fixed rate interest from the date of borrowing at LIBOR plus 0.4%. All borrowings and letters of credit under the credit facility are collateralized by an equal amount of the Company’s marketable securities. Borrowings under the line are subject to various covenants. As of September 30, 2004, no borrowings were outstanding under the line of credit. Standby letters of credit of approximately $61,000 which are being maintained as security for performance under various obligations, were issued and outstanding under the credit facility.

      Further, our wholly-owned subsidiary, ISH, has additional standby letters of credit totaling $580,000, which are being maintained as security for a capital lease and office space, respectively.

7. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

      The Company offers advanced Internet search technology to the public through advertiser-supported sites on the World Wide Web. The Company provides its search technologies and services internationally, both directly and through its joint venture. Attribution of revenues by geographic region is based on the country in

ASK JEEVES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Continued)

7. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

which the customer is domiciled. Geographic information on revenues from continuing operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

North America	$61,916	$16,643	$134,236	$49,353
Europe	13,261	9,402	38,248	22,711
Asia	477	1,131	2,740	3,394

Total	$75,654	$27,176	$175,224	$75,458

8. COMPREHENSIVE INCOME

      The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Net income	$10,722	$6,321	$35,662	$18,411
Other comprehensive income:
Change in unrealized gain on investments	40	142	(207)	120
Foreign currency translation adjustment	16	273	281	902

Comprehensive income	$10,778	$6,736	$35,736	$19,433

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

BUSINESS OVERVIEW

      We provide computer users with information search and retrieval services, free of charge, across a diverse portfolio of branded Web sites and desktop applications. We generate revenue primarily by displaying advertisements on our Web sites and by selling ads for display on third-party sites in the AJinteractive advertising network. Our branded Web sites include seven sites dedicated to search and three broader-purpose, content-rich Web sites (known generally as portals). We seek to attract Web traffic to our branded sites by creating distinctive online experiences that users will find intuitive and satisfying. On our Ask Jeeves brand sites (Ask.com in the U.S.; Ask.co.uk in the U.K. and Ask.jp, our Ask Jeeves Japan joint venture) users submit search queries and our proprietary algorithmic search engine, Teoma, delivers a results list of Web pages likely to contain relevant and authoritative answers. Our Smart Search function improves the online experience by delivering the information the user is seeking right on the results page, in response to popular query topics. Our advertising products include keyword-targeted ads, which are popular among advertisers because they appear on search results pages in response to related words in the user’s query. Our proprietary technologies include Teoma, natural language processing software, portal technology and ad-serving processes.

      Our main goal is to increase our Web traffic by attracting more users to our sites and portals and getting them to use our search services more frequently. We are pursuing this goal using a multi-brand strategy and by making our search services accessible in several different ways.

      We have corporate headquarters in Emeryville, California, with offices in several cities throughout the United States, as well as in London, England and Dublin, Ireland. Our Ask Jeeves Japan joint venture has headquarters in Tokyo, Japan.

Recent Events

      Notable events since the filing of our last quarterly report include the following:

•	Launch of MyJeeves Personal Search — On September 21, 2004, we launched a feature called MyJeeves, which allows users to collect, organize, search and share their own “personal Web.” Users collect pages by clicking a button located next to each search result. Once results are saved, MyJeeves enables users to organize them into folders, print them, share them via email, and add notes to them. The resulting set of Web pages is searchable within MyJeeves (separately from our overall Web index), allowing each user to create his or her own personal Web index. A user’s notes about a page become searchable metadata for that page, improving the relevance of MyJeeves search results, which can be especially important as an individual’s volume of saved information grows. Registration, while not required for use of MyJeeves, provides additional advantages. Registered users can access MyJeeves from any Internet-enabled computer and receive additional storage for their personal Web documents. These users also benefit from increased privacy via password protection. In addition, MyJeeves automatically saves each search query registered users execute (an option that can be toggled on or off). Registration requires only a password and an active email address. MyJeeves is a free service that is integrated into the Ask.com search experience. In connection with the launch of MyJeeves, we redesigned our illustrated butler character.

•	New and Improved Local Search Results — During the third quarter we launched several local search features on Ask.com. Through an arrangement with Citysearch, we now offer searchable access to Citysearch’s local business data. Through an arrangement with Telcontar, we now present maps and links to driving directions on our results pages (in response to appropriate queries) and we have integrated map and driving links with the Citysearch content. And through an arrangement with Topix.net, we now offer local news search in the News channel of Ask.com. These new product features complement our other existing local search features such as Weather, People Search, Movies, Local Time and more.

•	Launch of Teoma 3.0 Search Algorithm — During the third quarter we introduced a major upgrade to our proprietary Teoma search technology, improving the freshness of our search results, expanding the scope of our Web index and supporting Asian-language expansion opportunities. In terms of freshness, Teoma 3.0 supports daily crawls of popular, news and other frequently-updated sites, improving our ability to return recent news and information to our users. It also features a redesigned architecture that we expect will facilitate freshness enhancements in the months ahead. In terms of scope, the Teoma index has now surpassed 2 billion English-only Web documents, and is expected to exceed 2.5 billion by year’s end (in each case measured after the removal of index spam, duplicates and pornographic results). Finally, Teoma 3.0 supports double-byte Asian languages, enabling the recent beta launch of Ask Jeeves Japan’s search site.

•	Launch of Ask Jeeves Japan’s Search Site — On August 24, 2004, we announced the launch of a beta version of Ask.jp, a new Japanese-language Web search site. The site was developed by Ask Jeeves Japan Co., Ltd, which is a joint venture between Ask Jeeves, Inc. and Japan-based Transcosmos Inc. The site’s design is based on Ask.com and utilizes Teoma search technology, creating the first non-English based Teoma index and joining Yahoo! and Google as the only providers of Japanese-language algorithmic Web search. The Japanese-only index currently contains over 150 million Web pages. New pages, features and improvements will be regularly added leading up to the site’s fully-functional launch, scheduled for the first quarter of 2005.

•	AJinteractive — Late in the third quarter, we formally combined the ad sales forces of Ask Jeeves, The Excite Network and MaxOnline into a single advertising division we call AJinteractive. This division sells ads on all of our Web sites, as well as across the third-party sites in the MaxOnline network.

Search

      We offer several different branded search alternatives. We believe that different people prefer to search for information in different ways. By offering a variety of search alternatives, we hope to deliver a search experience to each computer user that he or she will find intuitive and satisfying. In this way, we seek to attract and retain users.

      Most of our search alternatives deliver a results Web page that includes advertiser-sponsored links. These textual advertising links, which we call paid listings, appear on the results page in response to keywords in the user’s query. Advertisers select the keywords that will produce their paid listings. Some of our paid listings are sold to advertisers by our direct sales force while others are supplied to us by our paid listing providers, primarily Google, Inc. Some of our results pages also display keyword-targeted graphic ads, which we call Branded Response. Keyword-targeted ads, such as paid listings and Branded Response, enable advertisers to deliver their message at the moment when viewers are most likely to be interested — when they are actively searching for information related to the advertiser’s product or service. Unlike traditional Web advertisements, which can be intrusive and annoying, keyword ads are often useful to the user, and thus can be more effective for advertisers. We identify keyword-targeted ads as “sponsored” content on our results page and display them separately from the algorithmic search results.

      The search alternatives we offer include search sites and search toolbars, among other methods of accessing our search services.

•	Search Sites. Our “Ask Jeeves” brand search sites — Ask.com in the U.S., Ask.co.uk in the U.K. and Ask.jp in Japan — utilize our proprietary algorithmic search technology, Teoma, to generate the results list. Teoma’s approach to ranking search results is different from that of other search engines. In the

Teoma results list, a site is ranked based on whether other sites linking to it are themselves respected within the pertinent subject-matter community on the Web. For example, Teoma would rank a baseball site based on how many links it receives from other Web sites specifically geared toward baseball aficionados, placing less emphasis on links from general sports or portal sites. Our natural language processing technology enables Teoma to accept and process queries written in natural language, as well as keyword searches. Many of our Teoma results links are presented with a small “binoculars” logo. Using this tool, users can view a pop-up preview of the underlying site to judge its usefulness, without ever leaving our results page. In addition to the Teoma results, Ask.com and Ask.co.uk also display Smart Search results in response to many popular query topics. Our Smart Search function delivers the information the user is seeking right on the results page. For example, if a user enters “Italian restaurants in Brooklyn, NY,” our Smart Search function will display names, addresses and telephone numbers of local Brooklyn Italian restaurants, together with links to a street map showing each restaurant’s location. We believe these direct answers help people find information faster and thereby improve their search experience. Smart Search content is currently available for local business listings and reviews, stock quotes, famous people, pictures, movies, weather, maps and driving directions, white pages listings, ZIP codes, local times, flight delays, snow conditions at ski resorts, definitions, wedding registries, and more. We also offer “Smart Product Search,” which enables users to easily compare product prices across multiple Web merchants. We generally license our Smart Search and Smart Product Search content from third parties. Ask.jp is operated by a joint venture between Ask Jeeves and Transcosmos Inc. Our other branded search sites include Teoma.com, AJKids.com, MySearch.com and MyWebSearch.com. In addition, our search revenue includes revenue arising from search results page advertising on our portals iWon.com and MyWay.com (which encompasses all of MyWay’s revenues because MyWay does not accept other forms of advertising).

•	Search Toolbars. We offer several branded search toolbars, which users can download and install in their Web browsers. These toolbars enable users to run a search using our services from anywhere on the Web without first clicking over to one of our Web sites. Several of our toolbars offer additional benefits such as pop-up blocking and quick access to personalized portal content. Branded toolbars are available from most of our branded sites (other than AJKids.com). Our most popular search toolbars are MySearch and MyWebSearch. These toolbars (like MySearch.com and MyWebSearch.com) allow users to run their search using one of several popular search algorithms — currently Ask Jeeves (Teoma), Google or Yahoo! — or using Looksmart’s Web directory. In each case, we control the results page and, thus, even if a competitor’s technology is selected to provide the algorithmic Web results, we generate revenue from the paid listings and other advertising displays on the results page. Users can download these toolbars for free from our Web sites. In addition, we have distribution arrangements in place with third-party application providers, such as Weatherbug, to bundle our search toolbars with their downloadable applications. In those cases, we and our distribution partners typically share the revenues generated by the bundled toolbar. We also distribute our toolbars as part of our Fun Web Products downloadable application, discussed below.

•	Other Methods of Accessing our Search Services. We enter into agreements with third-party Web site publishers allowing them to add one of our search boxes to their Web sites. When a search is entered into one of those boxes, we control the results page that is displayed, complete with algorithmic results and keyword-targeted ads. We share the resulting ad revenues with the third-party site (as well as with the paid listing provider).

      We display a variety of advertisements on our search results pages. In addition to displaying ads that are sold by our direct sales force, we also display paid listings that are sold by third-parties and supplied to us under contract. Google Inc. is our primary third-party paid listing supplier. Google enters into contracts with hundreds of thousands of advertisers, who bid to have their paid listings appear on search results pages in response to designated keywords. We display paid listings from Google on almost all of the results pages we control and we syndicate them to some of the third-party sites in our syndication network (discussed below). Paid listings are clearly labeled as “sponsored” content on our results pages and are displayed separately from the algorithmic Web results. (On all “Ask Jeeves” brand results pages, the algorithmic Web results are generated by our Teoma search engine, not by Google.) Paid listings are priced on a cost per click (or CPC) basis, which means that advertisers are charged only if they get results, that is, only if their paid listing attracts a user’s click. Google shares a portion of its paid listing fees with us. Our right to payment from Google is not contingent upon Google’s ability to collect the fee from its advertisers and we recognize paid listing revenue from Google as soon as we deliver the user’s click. We recognize the paid listing fee as revenue, net of amounts retained by Google. In cases where the user’s click is generated by a third-party site to which we syndicated the paid listing, we continue to recognize our entire receivable from Google as revenue and record our revenue-sharing payment to the third-party site as a Web-traffic acquisition cost (within cost of revenues). Our paid listing supply agreements with Google are scheduled to expire on December 31, 2007, unless renewed by mutual agreement.

Desktop Applications

      We promote our MyWebSearch toolbar by distributing it as part of a free downloadable application that adds several features — our Fun Web Products — to users’ computers. These features are designed to make online activities more personal, interesting and fun for users. We make this application available free of charge from several sites (including FunWebProducts.com) and benefit from users’ subsequent use of the search toolbar. Our Fun Web Products include Smiley Central (www.smileycentral.com), Cursor Mania (www.cursormania.com), Popular Screensavers (www.popularscreensavers.com), Pop Swatter (www.popswatter.com), History Swatter (www.historyswatter.com) and three email personalization applications (www.mymailstationery.com, www.mymailsignature.com and www.mymailstamp.com).

Media and Syndication

      Our media and syndication revenues arise primarily from our portals and our sales of online advertising services through AJinteractive.

Portals

      We operate several branded portal Web sites with search functionality. We generate revenue by displaying Web advertising on these sites. Our portals attract users by offering a mix of information and entertainment together with internet services such as email, portfolio tracking, games, message boards and chat. Our portal content includes news, weather, shopping comparisons, horoscopes and more. We generally license these content feeds from third-party providers. Users of each portal can register to receive personalized features, which tend to increase user satisfaction and thereby increase usage of the sites. Our portals and media properties include:

•	iWon.com. iWon is a content-rich portal with a user loyalty program built around cash sweepstakes prizes. The more times that registered users search through the iWon search box (or utilize other features of the site) the more chances they have to win the daily $10,000 prize and less frequent larger prizes.

•	Excite.com. Excite is a content-rich portal that seeks to attract users by aggregating news, sports, weather and entertainment content and providing e-mail, stock portfolio tracking, search, games, shopping and other services. We own the U.S. rights to The Excite Network’s portal assets; however, we do not own the international rights and we do not control the Excite search results page.

•	MyWay.com. The MyWay portal appeals to users wanting fast and clean content delivery. It offers users a mix of content modules and free email accounts, all built around a prominent search box. MyWay is free from banner ads, pop-up ads, and rich-media ads (which are generally disliked by dial-up users because they load slowly). As a result, MyWay revenues arise from search results page advertising and are classified as search revenue. This site has been well received by users due its clean design and its personalization feature called My Page.

•	Co-Branded Portal. We built and operate a customized portal for Dell, Inc. at Dell.MyWay.com using the content modules and technology we developed for our own sites. We share the ad revenues generated by the portal with Dell, including results page ad revenues generated by searches originating from the co-branded portal.

•	Syndication Network. We also enter into agreements with third-party portal (and other Web site) publishers to deliver, or “syndicate,” Teoma’s algorithmic search results and keyword-targeted paid listings to results pages they control. We share the resulting ad revenues with the third-party site (as well as with the paid listing provider). Depending upon the terms of the arrangement, we may also charge the publisher a fee for the algorithmic results.

      We display both content-targeted and non-targeted ads, such as banners, towers and pop-ups, on our portals. Content-targeted ads are similar to paid listings in that they appear in response to the user’s current interests. However, unlike paid listings, which are produced by keywords in the user’s search query, content-targeted ads appear on a Web page in response to the page’s other content. For example, next to a news story about the U.S. Open, we might display an ad for golf clubs. With this type of ad product, advertisers bid on topics, rather than keywords. We generally obtain content-targeted ads from a third-party provider, namely Google. Our content-targeted ad supply agreement with Google is scheduled to terminate on August 31, 2007, unless renewed by mutual agreement. As with paid listings, we recognize revenue from these content-targeted ads on a cost per click (CPC) revenue-sharing basis, net of amounts retained by the third-party ad provider.

Online Advertising Services — AJinteractive

      Our Internet advertising division, AJinteractive, offers a mix of online advertising products and related services, directly to advertisers.

      AJinteractive offers advertisers the ability to run ads on our portals (and other Web properties) and also to syndicate ads across the third-party Web sites in our MaxOnline network. This advertising inventory is primarily graphical, including banners, towers, rich media, pop-ups, pop-unders and other formats. The sites in MaxOnline’s network are classified into 10 subject-groupings, called “channels” — such as automotive, business and lifestyle — and advertisers select one or more channels on which to run their ads (or they may designate specific networked sites on which their ads will appear). Advertisers can further target their ads based on a range of criteria, including page content and user behavior. AJinteractive also offers lead generation services, sweepstakes and other specialized promotions and email list services.

      We created AJinteractive in the third quarter of 2004 by combining the sales forces and ad products of Ask Jeeves, The Excite Network and MaxOnline.

Licensing

      We license our search technology to our Japanese joint venture (in which we hold a minority interest) for non-recurring license payments received in the third quarter of 2000. We initially recorded these payments as deferred revenue and we recognized them as revenue on a straight-line basis over a four-year period. This license revenue reached the end of its amortization period during the third quarter of 2004 and recognition of the revenue ended.

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

Revenue Recognition

      We generate revenue from the following main sources:

•	sales, syndication and display of paid listings, branded advertising and other syndicated services;

•	sales of paid inclusion products;

•	licensing of our search technologies; and

•	AJinteractive advertising sales and services.

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

Paid Listings, Branded Advertising and other Syndicated Services

      There are several pricing plans for Internet advertisements, and the way in which we earn ad revenue varies among them. Depending upon the pricing terms, we might earn revenue every time a graphic ad is displayed (referred to as cost per thousand impressions, or CPM, pricing), every time a user clicks on an ad (referred to as cost per click, or CPC, pricing), every time a user indicates interest in the advertised topic (referred to as cost per lead, or CPL, pricing) or every time a user clicks-through on the ad and takes a specified action on the destination site (referred to as cost per action, or CPA, pricing).

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

      We obtain some of our paid listing and branded advertising inventory directly, when ads are sold to advertisers by our direct sales force, while others are obtained from our third-party providers, primarily Google. We display ads from both sources on our sites and syndicate ads from both sources to third-party sites, in which case we share our ad revenues with the third party. If our direct sales force sells the ad and we syndicate it for display on a third-party site, we recognize the ad revenue on a gross basis in accordance with the criteria set forth in Emerging Issues Task Force Issue No. 99-19. Such criteria include factors such as whether we act as the primary obligor in the arrangement, perform a significant portion of the service, set the pricing, and retain the credit risk. If we instead procure the paid listing from a third-party provider such as Google and display it on one of our sites or for users of one of our toolbars, we receive revenue-sharing fees from the provider and recognize that revenue net of any amounts retained by the provider. Whether we acquired the advertisement from a paid listings provider or originated the ad sale using our own sales force, if we go on to syndicate the ad to a third-party site we record the revenue-sharing fees we pay to the third party site as Web-traffic acquisition cost (within cost of revenues).

Paid Inclusion

      Until the second quarter of 2004, we offered paid inclusion products, which provided an opportunity for Web sites to ensure that they were included in our search index. We recognize paid inclusion revenue using either of two methods. First, for paid inclusion products that were priced on a “per URL” basis, we collected the revenues in advance and recognized it over the appropriate service period, which was typically one year. Second, for paid inclusion products that were priced on a CPC basis, we recognized the revenue when the click was delivered. Although we have ceased offering either type of paid inclusion product, we will continue to recognize paid inclusion revenue until the termination of all existing paid inclusion service periods.

Licensing

      We license our search technology to our Japanese joint venture (in which we hold a minority interest) for non-recurring license payments received in the third quarter of 2000. We initially recorded these payments as deferred revenue and we are recognizing them as revenue on a straight-line basis over a four-year period. This license revenue reached the end of its amortization period during the third quarter of 2004 and recognition of the revenue ended.

AJinteractive

      Our AJinteractive division generates revenue from ad sales and under commission-based and service fee-based contracts. We recognize these revenues in the period the advertising is delivered, provided collection of the resulting receivable is reasonably assured. For commission-based contracts, we invoice the full amount of revenue due to Web publishers for the sale of their ad inventory and we are entitled to receive a commission.

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

      We provide for United States income taxes on the earnings of our foreign subsidiaries unless they are considered indefinitely invested outside the United States. At September 30, 2004, the cumulative earnings upon which United States income taxes have not been provided are approximately $26.8 million. The income tax that would arise if these items were repatriated is approximately $4.2 million, some or all of which may be reduced by NOL’s or foreign tax credits.

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

Revenues

Total Revenue

      The table below presents our total revenues for the three and nine months ended September 30, 2004 compared to the corresponding periods of the prior year.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

(dollars in thousands)	2004	2003	Change	2004	2003	Change

Revenue	$75,654	$27,176	178.4%	$175,224	$75,458	132.2%

      Total revenues for the third quarter of 2004 grew 178.4% as compared with the third quarter of 2003. Revenues in the third quarter of 2004 included the operations of Interactive Search Holdings, Inc., or ISH, which we acquired May 6, 2004. Additionally, revenues were favorably affected by usage of our Web sites, which we refer to as our Web traffic. Traffic to our non-ISH proprietary sites continued its growth with queries increasing as compared with the third quarter of 2003.

Revenues by Category and Geographic Region

      We classify our revenues into the following three categories:

•	Search. Within Search we include revenue arising from advertising on search results pages that we control, regardless of whether the query was received from one of our dedicated search sites, one of our portals or one of our toolbars. We “control” a results page if we have arranged for its various elements to appear together, regardless of whether the Web results list was generated by our Teoma technology or obtained from another provider and regardless of whether the ads were sold by our direct sales force or obtained from a third-party provider.

•	Media and Syndication. Within Media and Syndication we include other revenue arising from our portals (including content-targeted and non-targeted ad revenue, registration fees and merchandise sales) as well as all advertising revenue generated from AJinteractive (including revenue we earn by syndicating ads and Teoma search results for display on results pages and other sites controlled by third-parties).

•	Licensing. Within Licensing we include revenue arising from our search technology license with our Japanese joint venture.

      We also classify our revenues as arising from North America, Europe or Asia.

      The table below presents our revenues for each category and our total revenue, split between North America, Europe and Asia.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

(dollars in thousands)	2004	2003	Change	2004	2003	Change

Search Revenue:
North America	$42,803	$13,845	209.2%	$97,482	$40,319	141.8%
Europe	13,251	9,402	40.9%	38,236	22,711	68.4%

Total Search Revenues	56,054	23,247	141.1%	135,718	63,030	115.3%

Media and Syndication Revenue:
North America	19,113	2,798	583.1%	36,754	9,034	306.8%
Europe	10	—	NM	12	—	NM

Total Media and Syndication Revenues	19,123	2,798	583.5%	36,766	9,034	307.0%

License Revenue:
Asia	477	1,131	(57.8)%	2,740	3,394	(19.3)%

Total License Revenues	477	1,131	(57.8)%	2,740	3,394	(19.3)%

Total Revenues	$75,654	$27,176	178.4%	$175,224	$75,458	132.2%

Total Revenue:
North America	$61,916	$16,643	272.0%	$134,236	$49,353	172.0%
Europe	13,261	9,402	41.0%	38,248	22,711	68.4%
Asia	477	1,131	(57.8)%	2,740	3,394	(19.3)%

Total Revenues	$75,654	$27,176	178.4%	$175,224	$75,458	132.2%

Search Revenues

      Search revenues for the third quarter of 2004 grew by approximately $32.8 million or 141.1% as compared with the third quarter of 2003. The increase resulted primarily from the addition of the operations of ISH as well as from growth in non-acquisition related revenues, which was caused primarily by increased traffic to our non-ISH proprietary sites. Search revenue growth in Europe resulted entirely from non-acquisition related growth.

Media and Syndication Revenues

      Media and syndication revenues increased approximately $16.3 million or 583.5% in the third quarter as compared with the third quarter of 2003. The most significant factor contributing to the growth in media revenues was the addition of the operations of ISH during the second quarter, which has considerable media and syndication operations including MaxOnline (which is now a part of our AJinteractive online marketing services division).

License Revenues

      License revenues relate to a technology license to our Japanese joint venture and are recognized ratably over the estimated service period applicable to this arrangement. We recorded $477,000 related to this license in the third quarter of 2004 as the amortization period of the license came to an end.

Gross Margin

      Gross profit consists of total revenues less cost of revenues. Gross margin means gross profit expressed as a percentage of total revenue. The following table presents our gross profit and gross margin for the three and nine months ended September 30, 2004 compared to the corresponding periods of the prior year.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

(dollars in thousands)	2004	2003	Change	2004	2003	Change

Gross Profit	$50,640	$21,920	131.0%	$126,064	$59,199	113.0%
Gross Margin	66.9%	80.7%		71.9%	78.5%

      Cost of revenues consists primarily of costs related to traffic acquisition for our sites, the Ask Jeeves Syndication Network and the AJinteractive Advertising Network, and also includes costs related to delivering our search results and content to our portals. Costs to acquire traffic for our sites and networks include revenue-based payments and similar arrangements with third-parties who direct traffic to those sites. Costs related to delivering our search results include depreciation of Web site equipment, hosting and ad server management fees, salaries and related personnel costs, and amortization charges related to technology acquired in some of our business combinations. Costs related to delivering content to our portals include licensing fees for data and information providers.

      Gross margin decreased in the third quarter of 2004 compared to the third quarter of 2003 primarily as a result of ISH’s revenue-share payment obligations. Following the acquisition of ISH, our combined business distributes and syndicates search applications, search technologies and ad products through third parties and third party web sites to a greater extent than we did previously. The revenue-share fees we pay to these third parties are included in cost of revenue and are the primary cause of the decline in gross margin on both a quarter-to-date and year-to-date basis. Also contributing to the decrease are content licensing fees relating to the addition of ISH’s portal business. We expect gross margin in the fourth quarter of 2004 to be comparable to the third quarter.

Operating Expenses

      Operating expenses consist of product development, sales and marketing, general and administrative and amortization of intangible assets. The following table presents each category of operating expense for the three and nine months ended September 30, 2004 compared to the corresponding periods of the prior year.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

(dollars in thousands)	2004	2003	Change	2004	2003	Change

Product Development	$6,741	$4,207	60.2%	$16,723	$11,006	51.9%
Percentage of total revenues	8.9%	15.5%		9.5%	14.6%
Sales and Marketing	$20,265	$8,235	146.1%	$46,140	$22,263	107.2%
Percentage of total revenues	26.8%	30.3%		26.3%	29.5%
General and Administrative	$8,300	$4,845	71.3%	$19,970	$14,036	42.3%
Percentage of total revenues	11.0%	17.8%		11.4%	18.6%
Amortization of intangible assets	$3,329	$—	NM	$5,334	$—	NM
Percentage of total revenues	4.4%	—		3.0%	—
Impairment and write-off of long-lived assets	$—	$702	NM	$—	$702	NM
Percentage of total revenues	—	2.6%		—	0.9%

Product Development Expenses

      Product development expenses consist primarily of salaries and related personnel costs, consultant fees and expenses related to the design, development, testing and enhancement of our technology and services. To date, all software development costs have been expensed as incurred.

      Product development expenses increased on a dollar basis but decreased as a percentage of revenue in the third quarter of 2004 as compared with the third quarter of 2003 due to several reasons. Compensation and compensation-related expenses increased as we significantly grew our research and development team in order to expand our Teoma technology and add new features on our Web sites. In the third quarter of 2004, we launched MyJeeves Personal Search, local search and the Teoma 3.0 search algorithm. Further, depreciation expense increased due to the purchase of computer-related assets used to expand our index as well as a nominal increase due to the addition of ISH operations.

      Similarly, for the nine months ended September 30, 2004, product development expenses increased on a dollar basis but decreased as a percentage of revenue compared to the same period in 2003. Higher compensation-related expenses, an increase in incentive compensation due to company performance, as well as ISH-related expenses, drove the overall increase.

      We expect product development expenses to increase on a dollar basis in the fourth quarter of 2004 as we continue to invest in our Teoma technology and new features on our Web sites.

Sales and Marketing Expenses

      Sales and marketing expenses consist primarily of advertising, promotional and public relations expenditures, as well as salaries, commissions and related personnel expenses of our sales force.

      For the third quarter of 2004, sales and marketing expenses increased as compared with the corresponding period of the prior year, but decreased as a percentage of revenue. As a result of the acquisition of ISH in 2004, we spent advertising dollars for user acquisitions related to its toolbars. Further, sweepstakes and prizes won by users on iWon.com are included in sales and marketing. Also, compensation increased as we grew our sales force and paid higher levels of compensation due to revenue growth as well as due to the addition of the ISH sales force and marketing activities associated with their operations.

      Sales and marketing expenses also increased for the first nine months of 2004 compared to the first nine months of 2003, but decreased as a percentage of revenue due to faster revenue growth. The acquisition of ISH was the principal cause of the increase in year-to-date spending compared to the same period in 2003.

      We expect sales and marketing expenses in the fourth quarter of 2004 to increase on a dollar basis relative to the third quarter of 2004 as we plan to continue expanding our advertising campaigns in order to promote our brand and generate traffic.

General and Administrative Expenses

      General and administrative expenses consist of costs for general corporate functions, as well as depreciation and other facilities charges. Also included is the provision for doubtful accounts, various accounting, investor relations and legal costs associated with operating our business, and administrative function salaries.

      We experienced a dollar increase in general and administrative expenses in the third quarter of 2004 and in the first nine months of 2004, compared to the corresponding periods of the prior year, but experienced a decrease in general and administrative expenses as a percentage of revenue across the same comparison periods. Salaries and related expenses, as well as consultant fees, increased as we hired more employees and consultants to help support the overall growth of the company. Further, legal and insurance fees increased during the quarter, as well as professional service fees related to consultants hired to help us meet regulatory requirements. Finally, we increased our spending on management training programs.

      We expect general and administrative expenses as a percentage of revenue to decrease slightly in the fourth quarter of 2004.

Amortization of Intangible Assets

      During the second quarter of 2004, we completed the acquisitions of ISH and Tukaroo, which resulted in the creation of amortizable intangible assets, as described in “Acquisitions,” below.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

(dollars in thousands)	2004	2003	Change	2004	2003	Change

Gains on acquisition and dissolution of joint ventures	$—	$—		$—	$6,356	(100.0)%
Interest income, net	$193	$354	(45.5)%	$851	$899	(5.3)%
Interest expense	$(115)	$—	NM	$(142)	$(164)	(13.4)%
Other income, net	$45	$292	(84.6)%	$262	$272	(3.7)%
Income tax provision	$1,786	$738	142.0%	$3,586	$1,408	154.7%
Income from discontinued operations	$380	$2,482	(84.7)%	$380	$1,264	(69.9)%

Gains on Acquisition and Dissolution of Joint Ventures

      During the quarter ended September 30, 2003, we recognized a gain of $232,000 relating to the final dissolution of the accounts of AJ en Espanol, following the wind-up of operations. During the quarter ended March 31, 2003, we recognized a gain of $6.1 million representing the fair value of net assets we recorded in excess of the consideration paid upon the acquisition of the remaining outstanding equity interests in our joint venture, Ask Jeeves UK. This amount had been deferred due to a contingent payment obligation in our agreement with our former partners. The gain was recognized as other income when the contingent payment obligation to the former partners expired in March 2003.

Interest Income, Net

      Interest income relates primarily to interest earned on fixed income securities and correlates with the average balance of those investments and prevailing interest rates. Interest income in the third quarter of 2004 decreased from the third quarter of 2003 due to a decrease in securities held in interest-bearing accounts. We liquidated our marketable securities during the second quarter of 2004 to fund the ISH acquisition. Interest income was relatively flat on a year-to-date basis.

Interest Expense

      Interest expense arises primarily from interest accruing on outstanding borrowings under our line of credit and under our capital leases. During the third quarter of 2003, we paid off our capital lease obligation and thus recorded no interest expense. We acquired new capital leases when we purchased ISH and record interest expense on those leases. Interest expense was relatively flat on a year-to-date basis.

Other Income, Net

      Other income includes gains and losses from foreign currency transactions and the disposal of assets, as well as realized gains and losses from investments. In the third quarter of 2003, we recognized $300,000 in other income relating to professional service fees provided to our joint venture. For the nine months ended September 30, 2004 and 2003, other income was relatively flat.

Income Tax Provision

      We recorded an income tax provision in the amount of $1.8 million in the third quarter of 2004, resulting in a year-to-date provision of $3.6 million through September 30, 2004, relating primarily to income from our international operations as well as alternative minimum tax (AMT) in the United States. The provision differs from the amount computed by applying the statutory federal rate principally due to the utilization of federal and state net operating loss carryforwards and foreign income taxed at rates below the federal statutory rate. The tax provision is based upon our estimate of the full year effective rate. The provisions increased from the 2003 periods due to an increase in statutory profits in our international operations, and additional U.S. income subject to AMT.

Income from Discontinued Operations

      On July 1, 2003, we completed the sale of certain assets used in our Jeeves Solutions division to Kanisa, Inc. pursuant to an Asset Purchase Agreement dated May 28, 2003, by and between us and Kanisa. Accordingly, the results of operations relating to this division are presented in our Condensed Consolidated Statements of Operations as discontinued operations.

      During the second quarter of 2003, we recorded a loss on the discontinued operation, as the Jeeves Solutions division was slowly ramping down in anticipation of the sale in the beginning of the third quarter of 2003. The loss for the nine months ended September 30, 2003 related to discontinued operations was $1.3 million.

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

ACQUISITIONS

      On May 6, 2004, we completed the acquisition of all of the outstanding capital stock of Interactive Search Holdings, Inc. (ISH), an online search and media company. The acquisition increased our market share and provided additional channels of distribution for our search services. These factors contributed to a purchase price in excess of the fair value of ISH’s net tangible and intangible assets acquired, and as a result, we have recorded goodwill in connection with this transaction. The results of ISH’s operations have been included in our consolidated financial statements since the date of the acquisition.

      The total purchase cost for ISH of approximately $395.1 million consists of the following (in thousands):

Common stock (9,093,590 shares at $25.73 per share)	$233,978
Stock options (206,238 shares, at fair value)	4,766
Cash	143,984
Transaction costs	12,401

Total purchase cost	$395,129

      The value of the common stock issued was determined based on the average market price of our common shares over the period commencing two days before and ending two days after the date on which the terms of the acquisition agreement were publicly announced. The fair value of the stock options was determined as of the same date using the Black-Scholes option valuation model.

      The total purchase cost of the acquisition of ISH has been allocated to assets and liabilities based on management’s preliminary estimate of their fair value. The excess of the purchase consideration over the fair value of the net assets acquired has been allocated to goodwill. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$28,178
Other tangible assets	24,157
Amortizable intangible assets:
Developed/core technology	3,785
User base	30,608
Advertiser and distribution partner relationships	61,479
Trade names	5,105
Goodwill	262,249

Total assets acquired	415,561
Liabilities assumed	(25,146)
Deferred stock-based compensation (stockholders’ equity)	4,714

Total	$395,129

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

LIQUIDITY AND CAPITAL RESOURCES

      We consider all cash and highly liquid investments with an original maturity of less than three months at the date of purchase to be cash equivalents. Our primary recurring sources of cash are receipts from revenue and proceeds from the exercise of employee stock options. The primary uses of cash are payroll (salaries, bonuses and benefits), general operating expenses (marketing and facilities) and capital expenditures. The following table presents our cash, cash equivalents and marketable securities, and related data, at September 30, 2004 compared to December 31, 2003 (dollars in thousands).

	September 30,	December 31,
	2004	2003

Cash, cash equivalents and marketable securities	$89,514	$180,648
Current ratio*	2.9	10.7
Days sales outstanding	46	41

*	Calculated excluding deferred revenue

      During the nine months ended September 30, 2004, cash, cash equivalents, and marketable securities declined by $91.1 million from $180.7 million at December 31, 2003 to $89.5 million at September 30, 2004 (of which cash and cash equivalents comprised $64.8 million). The decline was caused primarily by our acquisition of ISH on May 6, 2004, for which we paid $144.0 million in cash, issued approximately

9.1 million shares of common stock and assumed options to purchase approximately 200,000 shares of common stock.

      Net cash provided by operating activities of $49.7 million for the nine months ended September 30, 2004 resulted primarily from income from continuing operations of $35.3 million adjusted for non-cash items, including depreciation and amortization of $6.7 million, amortization of intangible assets of $11.7 million and changes in working capital.

      Net cash used in investing activities of $29.5 million resulted primarily from business acquisitions, net of cash acquired of $131.6 million and purchases of property and equipment of $17.4 million. Partially offsetting these expenditures was the proceeds from the redemption of marketable securities of $129.0 million.

      Net cash provided by financing activities of $7.6 million resulted primarily from our issuance of common stock, mainly from the exercise of stock options. During the third quarter, we paid down a note payable of $2.1 million.

      We have a revolving line of credit with a bank in the amount of $15.0 million. The line of credit expires on July 1, 2005. Borrowings under the line of credit bear interest at LIBOR plus 0.4%. All borrowings and letters of credit are collateralized by an equal amount of our marketable securities. The line of credit agreement contains various covenants. As of September 30, 2004, no borrowings were outstanding. Standby letters of credit of approximately $61,000 were issued and outstanding under the line of credit, which are being maintained as security for performance under lease obligations. Should we choose not to renew the line of credit, we do not believe our business would be harmed. Our wholly-owned subsidiary, ISH, has additional standby letters of credit totaling $580,000, which are being maintained as security for a capital lease and office space.

      On June 8, 2004, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission, or SEC. The registration statement was declared effective by the SEC on July 26, 2004 and will permit (but not require) us to offer and sell up to $400.0 million of common stock, preferred stock, depositary shares, debt securities or warrants from time to time in one or more public offerings. The terms of any such future offerings will be established at the time of each offering.

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

      Our existing cash and marketable securities balances may decline during 2004 or 2005 in the event of a weakening in our business, or changes in our planned cash outlays. However, based upon our current business plan and revenue prospects, we anticipate that our existing cash and marketable securities will be sufficient to fund our anticipated needs for working capital and capital expenditures for at least the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks detailed in the section “Risk Factors.” Additionally, cash and marketable securities balances may be used to fund strategic acquisitions of other companies, international expansion or products and technologies that are complementary to our business.

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

Off Balance Sheet Arrangements

      As of September 30, 2004, our only unconsolidated subsidiary is Ask Jeeves Japan, which generally provides Ask Jeeves’ services within a defined geographic region. We do not have majority voting rights or majority residual interests in the assets or income of any off balance sheet entities, including Ask Jeeves Japan. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities. Accordingly, we are not materially exposed to any market, credit, liquidity or financing risk that could arise from engaging in such relationships.

      We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

      The following table summarizes our contractual obligations in specified categories at September 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less than
	Total	1 Year	1-3 Years	4-5 Years	Thereafter

Convertible subordinated notes due June 1, 2008*	$115,000	$—	$115,000	$—	$—
Capital leases	1,343	751	592	—	—
Non-cancelable operating leases	21,900	4,185	6,016	5,355	6,344

Total	$138,243	$4,936	$121,608	$5,355	$6,344

*	The notes are convertible at any time prior to maturity into shares of our common stock at a conversion price of $16.90 per share, subject to certain adjustments. In the event of such conversion, we will have the right to deliver cash (or a combination of cash and shares of common stock) in lieu of shares of our common stock.

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

We derive a significant percentage of our revenue from our targeted-advertising supply arrangements with Google, Inc. Any early termination, non-renewal, breach or other performance deterioration under these contracts could harm our results of operations.

      We have entered into several agreements with Google, Inc. pursuant to which Google supplies paid listings and other services to some of our Web sites. We derive a significant percentage of our revenue from these agreements. For the nine months ended September 30, 2004, our revenue from Google under these agreements comprised 69% of our total revenues. These agreements include the following:

•	In 2002, Ask Jeeves, Inc. entered into an agreement with Google, Inc., to participate in Google’s sponsored links program (subsequently renamed AdWords). Under this agreement, Google sells paid listings to tens of thousands of advertisers and we display their paid listings on specified U.S. Ask Jeeves and Teoma brand Web sites in response to keywords in users’ search queries. Google’s advertisers pay a fee whenever users click on the paid listings. Under this agreement, we also syndicate Google’s paid listings, together with our search results, to third-party Web sites in the Ask Jeeves Syndication Network. In exchange for making the Web traffic on these various sites available to Google’s advertisers, we share in the revenue generated from those advertisers. This U.S. agreement with Google was scheduled to terminate in September 2005 (but allowed for termination for convenience by either party during September or October of 2004). On July 26, 2004, this agreement was amended and restated to, among other changes, extend its scheduled term until December 31, 2007.

•	In May 2003, our U.K. subsidiary, the Ask Jeeves UK Partnership, entered into an agreement with a Google subsidiary to display Google’s paid listings on our Ask Jeeves’ branded U.K. Web site, replacing a previous paid listing provider. We share in the revenue generated when users click on those paid listings. Our U.K. subsidiary assigned this agreement to our European subsidiary in 2003 as part of our European restructuring. This U.K. agreement with Google was scheduled to terminate in May 2005. On July 26, 2004, this agreement was amended to, among other changes, extend its scheduled term until December 31, 2007.

•	In May 2003, Focus Interactive, Inc. (formerly known as The Excite Network, Inc.), a wholly-owned subsidiary of ISH, entered into an agreement with Google. (We acquired full ownership of Focus Interactive in May 2004 upon our acquisition of ISH.) Under this agreement, Google supplies both paid listings and search results to specified Web sites owned and operated by Focus Interactive. Focus

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

      If our contracts with Google are not renewed by mutual agreement of the parties, or if Google fails to perform under these contracts or if they are terminated for any other reason, we would need to find another suitable provider or otherwise replace the lost revenues. Although alternate paid listing providers (such as Yahoo! Inc.’s Overture Services division and FindWhat.com) are currently available in the market, the paid listing market is consolidating (for example, Espotting Media merged with FindWhat.com), and we face the risk that we might be unable to negotiate equally advantageous terms with such providers. Even if we were to negotiate equally advantageous terms, we would face the risk that such providers might supply us with less-relevant links (which would be less likely to attract clicks and thus less likely to generate revenue). Similarly, if Google’s performance under these contracts unexpectedly deteriorates or if our ability to generate traffic for paid listings and content-targeted ads decreases, our results of operations could be harmed.

If the performance of our search toolbar distribution channels declines, or if our distributors decide not to renew our distribution arrangements at the end of the applicable contract terms, we will likely experience reduced search volume and lower advertising revenue.

      A material portion of our search revenue is generated by searches originating from our search toolbars. We distribute our search toolbars to the public through a variety of channels, including through downloadable software bundles distributed by third-parties. We face the risk that our distribution channels might not continue to produce new toolbar installations at the rates experienced in the recent past due to any number of causes, such as increasing competition, increasing public suspicion that any downloadable application might contain spyware or adware, increasing removal activity by anti-spyware programs, and the increased legal difficulties faced by key elements of the software bundles such as peer-to-peer file sharing applications. We face a risk that these problems will become worse. We also face a risk that our distributors will not renew our distribution agreements at the end of the applicable contract terms. Any decline in the effective toolbar installation rate we generate will likely cause us to experience reduced query volume and lower advertising revenue.

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

•	Search Destinations and Search-Centric Portals. In our efforts to attract Web traffic, we compete against search destinations such as Google Inc. and Infospace, as well as against search-centric portals such as Yahoo! Inc., America Online (AOL), Microsoft Network (MSN) and other smaller companies. MSN recently redesigned its site to feature search services more prominently and has announced plans to cease using Yahoo’s search services next year and, instead, to implement its own algorithmic search engine, which is currently under development.

•	Search Technology Providers. In our efforts to produce algorithmic search results that users will find intuitive and satisfying, we compete against search technology providers such as Google, Inc., Yahoo! Inc., and a number of other smaller companies. We also compete against several meta-search providers, which seek to combine and repackage search results produced by other algorithms. MSN

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

      In addition, vertical integration appears to be increasing in the Internet search and advertising industry. For example, in the past few years, Yahoo! has acquired several search engines (Inktomi, AltaVista and AllTheWeb) as well as Overture Inc., a provider of search services, paid listings and related advertising. Similarly, Google administers its own advertising networks and has recently started to offer internet email and a desktop search application. Vertically integrated search providers, like Yahoo! Inc. and Google, Inc. have greater resources and functionality, and might be able to inhibit our access to advertisers or end users.

Some of our competitors provide Internet access, operating systems, online services or computer hardware to our users (or collaborate with such providers) and might leverage those strengths to increase their market share for search queries.

      In order to access our search services, users must utilize computer hardware, an operating system, an internet service provider, or ISP, and an Internet browser. Some of our existing competitors might leverage their strength in those areas in an attempt to increase their market share for search queries. For example, our competitors MSN and AOL are both internet service providers and our competitor Yahoo! is collaborating with SBC, a prominent internet service provider, to provide a suite of online services to SBC’s subscriber base. In each case, those activities result in our competitors’ search boxes being displayed on the home pages of many of their Internet subscribers. We face a risk that other computer manufacturers or other providers of internet access, operating systems, online services or browsers might leverage those products so as to facilitate or encourage their customers’ use of competitive search sites. Microsoft, in particular, has announced that the next version of Windows will include expanded search functionality. In addition, because those other companies often collect user registration data, we face a risk that those companies (or their collaborators) might be more effective than us in targeting local search, results relevancy and advertisements to the specific tastes of their users. To the extent that users opt to use the search services favored by these providers, rather than our search services, our market share and revenues might decline.

Our growth will depend on our ability to attract and retain new users through effective promotional campaigns.

      We believe that favorable consumer and business community perceptions of the Ask Jeeves brands are essential to our future success. Accordingly, we intend to continue pursuing brand-enhancement strategies, which may include mass market and multimedia advertising, promotional programs and public relations activities. As with any public awareness campaign, we face the risk that our expenditures might not lead to the desired result; that is, we might experience no net increase in our brand recognition, brand loyalty, number of new users, or Web site traffic. Furthermore, even if such increases occur, they might not be sufficiently large to justify the expenditures. If we are unable to promote brand awareness and loyalty in a cost-effective manner, we are unlikely to attract new users and our existing user base might shrink through attrition.

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

Recent acquisitions and any future acquisitions might disrupt our business, dilute stockholder value, divert management attention or be difficult to integrate.

      On May 6, 2004, we acquired Interactive Search Holdings, or ISH, which nearly doubled the size of our company. We also recently acquired Tukaroo, Inc., a small private company. We may in the future seek to acquire or invest in additional businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. The integration of ISH’s operations with our own required significant management attention and is still ongoing. This and any future acquisitions might disrupt our internal operations or otherwise require excessive management attention, which could negatively affect other corporate initiatives. The potential risks of any acquisition include:

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

      Our past business realignment and reductions in workforce placed a significant strain on our managerial staff, financial controls and operational resources as our employees assumed greater responsibilities and learned to manage their increased workload with reduced resources. Although we have added additional staff and resources since becoming profitable, we face additional challenges which continue to put strains on our procedures. These challenges include preparing for our initial Internal Control Report (which will be required in our next Form 10-K) and integrating the internal control systems of companies we acquire. In particular, our effort to review and revise our internal controls in anticipation of the first Internal Control Report is placing a significant strain on our managerial resources and is causing us to delay business initiatives that we would otherwise undertake. We continue to evaluate our operational and financial systems and our managerial controls and procedures to determine what changes, if any, might help us to manage our current operations better. We face the risk that our systems, procedures and controls might not be adequate to support our operations or to maintain accountability for our assets. Any such failure could harm our results of operations. We also face the risk that any pending revisions to our systems of internal controls might not be in place early enough to support year-end audit testing. In that case, we or our auditors might be unable to conclude that our systems were effective at year end, which might cause investor confidence in our reported financial results to decline, causing the market price of our securities to fall.

Our international operations expose us to additional risks and additional international expansion efforts might lose money.

      We operate a separate Web site, Ask.co.uk, located in Dublin, Ireland, that provides Internet search services to our users in the United Kingdom, Ireland and elsewhere in Europe. In addition, we hold a 47% interest in Ask Jeeves Japan, a joint venture selling a search software product, Answers, to the Japanese market and a recently-launched Japanese-language Web search site with Japan-specific content. We are also planning on expanding to certain European markets in the near term. As part of our corporate restructuring in 2001, we terminated our participation in projects seeking to launch versions of our search sites for Spanish speaking and Australian users. Any further expansion into international markets would require substantial management attention and financial resources. Establishing foreign operations is a significant investment that might not produce desired returns. However, our competitors are expanding their operations internationally, thus if we do not expand internationally we may lose market share.

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

      Our Internet search services are designed to link users directly to a page within a third-party Web site that contains a response to a user’s query. These direct links might expose us to legal actions seeking to hold us liable for the content of those third-party Web sites. These actions might claim, for example, that we should be liable for copyright or trademark infringement or other unauthorized actions by the third-party Web site. Although defenses are available to many such claims under the Digital Millennium Copyright Act, they require us to follow specified procedures, which we might fail to follow precisely. Other claims may be based on errors or false or misleading information provided through our Web sites, including information deemed to constitute professional advice including legal, medical, financial or investment advice. Although our “Ask Jeeves” brand sites attempt to screen out pornography (unless the user elects to deactivate the screen) other claims may be based on our links to sexually explicit Web sites and our provision of sexually explicit advertisements when this content is displayed. We do not believe that any such claim would have legal merit, but defending against such a legal action could be expensive and distract management. Implementing measures to reduce our exposure to such claims may require us to spend substantial resources and limit the attractiveness of our service to users.

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

      Our email terms of service prohibit our users from sending so-called “spam” email using their accounts on our portals. Nonetheless, from time to time, spam email has originated from the email accounts of our portal users, sometimes caused by viruses that infect a user’s computer and cause it to send email without the user’s knowledge or active participation. We act diligently and aggressively to enforce our email policies and to prevent spammers from utilizing our users’ accounts in that way. However, as a result of such spam originating from our servers, third-party internet service providers (or other mail service providers) have, from time to time, blocked their account holders from receiving any email, even legitimate email, sent from our servers. These events decrease the utility of our email service to users and, should they continue over time, the registered user base of our portals might decline.

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

      We generate our revenue almost entirely from advertising, directly or indirectly. We sell ads on our portals and search sites, we sell and syndicate ads for display across the AJinteractive advertising network and the Ask Jeeves Syndication Network, we provide other direct marketing services through AJinteractive and we display ads supplied to us by Google’s AdWords and AdSense Programs. We believe that a large portion of our advertising revenue is derived from ad purchases by Web publishers, direct marketers, advertisers and advertising agencies. Expenditures by those advertisers and direct marketers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. We expect our ad revenues to continue to exhibit cyclicality. Although online advertising spending is expected to increase over the next few years, we face the risk that online advertising spending might increase slower than predicted, or not at all, or that our market share for online ad dollars might decline. As a result of these risks, our revenues from marketing and advertising services might not increase or might decline significantly in any given period.

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

      We have experienced slower response times and interruptions in service due to malfunction at our hosting facilities and on the Internet backbone networks, major software upgrades on our Web sites and undetected software defects. These Web site interruptions have lasted for periods ranging from a few minutes to three hours. In addition, our Web sites also could be affected by computer viruses, electronic break-ins or other similar disruptions. During the second quarter of 2004, the chat rooms on our portals went offline for several hours as a result of coordinated hacker attacks. Although we have taken actions to remedy this problem, we face the risk that it might recur. If we continue to experience outages, frequent or persistent system failures or degraded response times, user satisfaction would decrease, we would likely lose advertising revenues and our reputation and brands could be permanently harmed.

      Our users depend on Internet service providers, online service providers and other Web site operators for access to our Web sites. Each of these types of providers has experienced significant outages in the past and could experience outages, delays and other operating difficulties due to system failures unrelated to our systems.

      The occurrence of an earthquake or other natural disaster, a terrorist attack, or unanticipated problem at our principal facilities or at the servers that host or backup our systems could cause interruptions or delays in our interactive network or a loss of data. Our systems are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. We have not developed a comprehensive disaster recovery plan to respond to system failures. Our insurance policies might not adequately compensate us for losses that may occur due to interruptions in our service.

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

      In 2004, our AJinteractive ad sales division began serving banner, tower and interstitial ads to its advertising network. AJinteractive’s ad management technologies reside in data centers in multiple locations in the United States. Continued and uninterrupted performance of these technologies is critical to AJinteractive’s ad serving success. Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to deliver advertisements without significant delay to the viewer or our ability to deliver a customer’s online marketing campaign. Sustained or repeated system failures would reduce the attractiveness of AJinteractive’s products and services to customers and could result in contract terminations or damages resulting from claims or litigation, thereby reducing revenue. Slower response time or system failures may also result from straining the capacity of our technology due to an increase in the volume of advertising delivered through AJinteractive’s servers. To the extent that we do not effectively address any capacity constraints or system failures at AJinteractive, our reputation would be adversely affected.

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

      Moreover, in response to spyware and adware concerns, several programs are available that claim to identify and remove spyware and adware from users’ computers. Our toolbars do not contain spyware or adware. However, some of our search toolbars have, from time to time, been identified by these programs as spyware. We actively seek to persuade the authors of the anti-spyware programs that our toolbars should not be included on their lists. However, to the extent that we are not successful, or to the extent that new anti-

spyware programs classify our toolbars as spyware, our goodwill might be harmed and users of those programs might uninstall our toolbars. Loss of goodwill or a decline in our installed user base could cause our Web traffic, and thus our ad revenues, to decline.

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

      We currently account for the issuance of stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. If proposals currently under consideration by standards-setting authorities are adopted, we may be required to treat the fair value of the stock options granted to employees as compensation expense. Such a change would likely have a negative effect on our earnings. In response to a requirement to expense the fair value of stock options, we might decide to decrease the number of employee stock options granted to our employees. Such a reduction could affect our ability to retain existing employees and attract qualified candidates, and increase the cash compensation we would have to pay to them. An increase in employee wages and salaries would decrease our cash available for marketing, product development and other uses.

If accounting interpretations relating to revenue recognition change, our reported revenues could decline or we could be forced to make changes in our business practices.

      Over the last several years, the accounting profession has issued several standards and interpretations relating to revenue recognition. For example, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and the Securities and Exchange Commission staff issued Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, which explains how the SEC staff believes existing revenue recognition rules should be applied. We believe that our current revenue recognition policies comply with EITF 00-21 and SAB 104.

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

      If we are unable to generate sufficient cash flows from operations to cover our expenses and capital expenditures, we will need to raise additional funds. We may require additional funding, for example, to fund brand promotion, develop new or enhanced products and services, respond to competitive pressures or make acquisitions. We might be unable to obtain any required additional financing on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we might be unable to fund our expansion, successfully promote our brand, develop or enhance products and services, respond to competitive pressures or take advantage of acquisition opportunities, any of which could seriously harm our business. In 2004, the SEC declared effective our shelf registration statement that will permit (but not require) us to offer and sell up to $400.0 million of common stock, preferred stock, depositary shares, debt securities or warrants from time to time in one or more public offerings. The terms of any such future offerings will be established at the time of each offering. If we raise additional funds through the issuance of equity securities, our stockholders might experience dilution of their ownership interest, and the newly issued securities might have rights superior to those of the common stock. If we raise additional funds by issuing debt, its terms may impose limitations on our operations, including limitations on the payment of dividends. If we do not sustain profitability in the future and are unable to obtain additional financing, then we will eventually be unable to continue our operations.

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

      Offer letters and severance benefit letter agreements with our executive officers provide for the payment of severance and acceleration of options upon the termination of these executive officers following a change of control of Ask Jeeves. These provisions in our stock option agreements, offer letters and severance benefit letter agreements could have the effect of discouraging potential takeover attempts.

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

      As of September 30, 2004, (i) we had $23.2 million of senior debt outstanding consisting primarily of operating leases, and (ii) our subsidiaries had no outstanding indebtedness and approximately $6.9 million of other liabilities, including trade payables, but excluding intercompany liabilities, to which the notes are effectively subordinated. Neither we nor our subsidiaries are prohibited or limited from incurring debt or acting as guarantors of debt for others in whom we or our subsidiaries may have an interest under the indenture. Our ability to pay our obligations on the notes could be adversely affected by our or our subsidiaries’ incurrence of additional indebtedness or other liabilities. We and our subsidiaries may from time to time incur additional indebtedness and other liabilities, including senior debt. See “Description of Notes — Subordination of Notes” in the resale prospectus.

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

      During the nine months ended September 30, 2004, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were not material. Further, we believe that the impact on the fair market value of our securities and our earnings from a hypothetical 10% change in interest rates would not be significant.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      None.

Item 3.	Defaults Under Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Securities Holders

      None.

Item 5.	Other Information

      Not applicable.

Item 6.	Exhibits

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

November 8, 2004

By:	/s/ STEVEN BERKOWITZ

Steven Berkowitz
Chief Executive Officer
(Principal Executive Officer)

November 8, 2004

By:	/s/ STEVEN J. SORDELLO

Steven J. Sordello
Chief Financial Officer
(Principal Financial Officer)

November 8, 2004

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

Exhibit No.	Description

Plans of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Agreement and Plan of Merger, dated June 29, 1999, by and between the Registrant and AJ Merger Corporation (previously filed as Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
2.2	Agreement and Plan of Merger and Reorganization, dated as of November 19, 1999, by and among the Registrant, Net Effect Systems, Inc. and Neutral Acquisition Corp. (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed November 18, 1999, and incorporated herein by reference).
2.3	Agreement and Plan of Merger and Reorganization, dated as of January 25, 2000, by and among the Registrant, Direct Hit Technologies, Inc. and Answer Acquisition Corp. (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed February 14, 2000, and incorporated herein by reference).
2.4	Certificate of Ownership and Merger Merging Net Effects Systems, Inc. and Direct Hit Technologies, Inc. with and into the Registrant, dated as of December 28, 2000 (previously filed as Exhibit 2.4 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
2.5	Agreement and Plan of Merger and Reorganization, dated as of September 10, 2001, by and among the Registrant, Answer Acquisition Corp. No. 2, and Teoma Technologies, Inc., and solely with respect to Article X, Hawk Holdings, LLC, as Stockholders’ Agent, and Chase Manhattan Bank and Trust, N.A., as Escrow Agent (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed September 17, 2001, and incorporated herein by reference).
2.6	Agreement and Plan of Reorganization, dated March 3, 2004, by and among the Registrant, Interactive Search Holdings, Inc., Aqua Acquisition Corp. and Aqua Acquisition Holdings LLC (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed March 5, 2004, and incorporated herein by reference).
Charter Documents
3.1.1	Certificate of Incorporation of AJ Merger Corporation (previously filed as Exhibit 3.1 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).
3.1.2	Amended and Restated Certificate of Incorporation of the Registrant, dated July 6, 1999 (previously filed as Exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
3.1.3	Certificate of Correction of Amended and Restated Certificate of Incorporation of the Registrant, dated as of April 6, 2001 (previously filed as Exhibit 3.1.3 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
3.1.4	Certificate of Designation of Series A Junior Participating Preferred Stock (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed May 10, 2001, and incorporated herein by reference).
Bylaws
3.2	Bylaws of the Registrant (previously filed as Exhibit 3.4 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).
3.2.2	Certificate of Amendment of Bylaws, adopted on October 30, 2003 (previously filed as Exhibit 3.2.2 to the Registrant’s Annual Report on Form 10-K, filed March 1, 2004, and incorporated herein by reference)

Exhibit No.	Description

Instruments Defining the Rights of Security Holders
4.1	Specimen Certificate for Registrant’s Common Stock (previously filed as Exhibit 4.2 to the Registrant’s Amendment No. 2 to Form S-1, filed June 7, 1999, and incorporated herein by reference).
4.2.1	Rights Agreement (commonly called a “poison pill plan”), dated as of April 26, 2001, between the Registrant and Fleet National Bank, N.A. (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed May 10, 2001, and incorporated herein by reference).
4.2.2	Form of Rights Certificate (filed as Exhibit B to Rights Agreement, dated as of April 26, 2001, between the Registrant and Fleet National Bank, N.A., previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed May 10, 2001, and incorporated herein by reference).
4.3.1	Indenture (relating to the Zero Coupon Subordinated Convertible Notes), dated as of June 4, 2003, by and between Ask Jeeves, Inc. and The Bank of New York, as Trustee (previously filed as Exhibit 4.3.1 to the Registrant’s Form S-3 registration statement, filed September 19, 2003, and incorporated herein by reference).
4.3.2	Form of Zero Coupon Convertible Subordinated Note (included within Exhibit 4.3.1).
4.4	Form of Stock Resale Agreement, dated March 3, 2004, between Ask Jeeves, Inc. and each of the following (stockholders of Interactive Search Holdings, Inc.), separately: Bain Capital Fund VI, L.P.; BCIP Associates II; BCIP Trust Associates II; BCIP Associates II-B; BCIP Trust Associates II-B; BCIP Associates II-C; PEP Investments PTY LTD.; Sankaty High Yield Asset Partners, L.P.; Sankaty High Yield Partners II, L.P.; Brookside Capital Partners Fund L.P.; BCI-I, LLC; BCI-II, LLC; RGIP, LLC; William Daugherty; J.P. Morgan Partners (BHCA), L.P.; Jonas Steinman; Viacom Inc.; Frank William Daugherty, III 2004 GRAT; and Jonas L. Steinman 2004 GRAT (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed March 5, 2004, and incorporated herein by reference).
Equity Compensation Plan Documents
10.1.1.1†	1996 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).
10.1.1.2†	Form of Option Agreement for the 1996 Equity Incentive Plan (previously filed as Exhibit 10.2 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).
10.1.2.1†	1999 Equity Incentive Plan, adopted April 16, 1999 and approved by Stockholders on May 21, 1999 and May 25, 2000 (composite plan document reflecting amendments adopted through May 15, 2003) (previously filed as Exhibit 4.1 to the Registrant’s Form S-8, filed May 15, 2003, and incorporated herein by reference).
10.1.2.2†	Appendix A to the 1999 Equity Incentive Plan, effective as of January 1, 2004 (relating to the automatic option grant program for eligible directors), including the form of Eligible Director Option Agreement (previously filed as Exhibit 10.1.2.2 to the Registrant’s Quarterly Report on Form 10-K, filed August 9, 2004, and incorporated herein by reference).
10.1.2.3†	Form of Stock Option Grant Notice for the 1999 Equity Incentive Plan (previously filed within Exhibit 10.4.1 to the Registrant’s Annual Report on Form 10-K, filed April 2, 2001, and incorporated herein by reference).
10.1.2.4†	Form of Option Agreement for the 1999 Equity Incentive Plan (previously filed as Exhibit 99.2 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).
10.1.2.5†	Form of Addendum to Stock Option Agreement applicable to certain grants under the 1999 Equity Incentive Plan from the Registrant to each of A. George (Skip) Battle, Steven Berkowitz, Steven Sordello, Heather Staples and Claudio Pinkus (previously filed as exhibit 10.1.2.4 to the Registrant’s Form 10-Q filed August 5, 2003 and incorporated herein by reference).
10.1.3.1†	1999 Non-Qualified Equity Incentive Plan, as Amended through January 10, 2001 (previously filed as Exhibit 99.4 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).
10.1.3.2†	Form of Option Agreement for the 1999 Non-Qualified Equity Incentive Plan (previously filed as Exhibit 99.5 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).

Exhibit No.	Description

10.1.3.3†	2002 UK Approved Rules for Grants under the 1999 Non-Qualified Equity Plan (the “UK Sub Plan”), as adopted by the Registrant on January 13, 2003 (previously filed as Exhibit 10.1.3.3 to the Registrant’s Form 10-Q, filed May 2, 2003, and incorporated herein by reference).
10.1.4†	1999 Employee Stock Purchase Plan, as amended through May 25, 2000 (previously filed as Exhibit 99.3 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).
Other Compensation-Related Agreements
10.2.1.1†	Offer letter dated as of January 5, 1999, by and between the Registrant and Frank A. Vaculin (previously filed as Exhibit 10.18 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).
10.2.1.2†	Severance terms as of April 30, 2001, by and between the Registrant and Frank A. Vaculin (previously filed as Exhibit 10.18.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.2.1†	Offer letter dated as of May 27, 1999, by and between the Registrant and George S. Lichter (previously filed as Exhibit 10.29 to the Registrant’s Amendment No. 2 to Form S-1, filed June 7, 1999, and incorporated herein by reference).
10.2.2.2†	Incentive Agreement, entered into as of January 2, 2001, by and between the Registrant and George Lichter (previously filed as Exhibit 10.46.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.2.3†	Amendment to Incentive Agreement, dated June 18, 2001, by and between the Registrant and George Lichter (previously filed as Exhibit 10.46.2 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.2.4†	Second Amendment to Incentive Agreement, entered into as of August 30, 2001, by and between the Registrant and George Lichter (previously filed as Exhibit 10.46.3 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.2.5†	Separation Agreement, dated February 6, 2002, made by and between George Lichter and the Registrant (previously filed as Exhibit 10.46.4 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.3.1†	Offer letter dated as of December 8, 2000, by and between the Registrant and A. George (Skip) Battle (previously filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K, filed April 2, 2001, and incorporated herein by reference).
10.2.3.2†	Offer letter of New Terms of Employment, dated April 3, 2001, by and between the Registrant and A. George (Skip) Battle (previously filed as Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2001, and incorporated herein by reference).
10.2.3.3†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and A. George (Skip) Battle (previously filed as Exhibit 10.2.3.3 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.4.1†	Promissory Note, dated March 15, 2001, by and between the Registrant and Steven J. Sordello (previously filed as Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2001, and incorporated herein by reference).
10.2.4.2†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and Steven J. Sordello (previously filed as Exhibit 10.2.4.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.4.3†	Addendum to Stock Option Agreement regarding the April 1, 2003 stock option grant under the 1999 Equity Incentive Plan from the Registrant to Steven J. Sordello (previously filed as Exhibit 10.2.4.3 to the Registrant’s Quarterly Report on Form 10-Q, filed August 5, 2003, and incorporated herein by reference).

Exhibit No.	Description

10.2.4.4†	Restricted Stock Award Agreement under the 1999 Equity Incentive Plan by and between the Registrant and Steven J. Sordello, dated September 30, 2003 (previously filed as Exhibit 10.2.4.4 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2003, and incorporated herein by reference).
10.2.5†	Severance letter dated March 28, 2001, by and between the Registrant and Adam Klein previously filed as Exhibit 10.39.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.6.1†	Offer letter dated April 23, 2001, by and between the Registrant and Steven Berkowitz (previously filed as Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2001, and incorporated herein by reference).
10.2.6.2†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and Steven Berkowitz (previously filed as Exhibit 10.2.6.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.6.3†	Restricted Stock Award Agreement under the 1999 Equity Incentive Plan by and between the Registrant and Steven Berkowitz, dated September 30, 2003 (previously filed as Exhibit 10.2.6.3 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2003, and incorporated herein by reference).
10.2.7.1†	Incentive Agreement, entered into as of January 2, 2001, by and between the Registrant and Claudio Pinkus (previously filed as Exhibit 10.45.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.7.2†	Amendment to Incentive Agreement, dated June 18, 2001, by and between the Registrant and Claudio Pinkus (previously filed as Exhibit 10.45.2 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.7.3†	Second Amendment to Incentive Agreement, entered into as of August 29, 2001, by and between the Registrant and Claudio Pinkus (previously filed as Exhibit 10.45.3 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.7.4†	Third Amendment to Incentive Agreement, entered into as of November 17, 2001, by and between the Registrant and Claudio Pinkus (previously filed as Exhibit 10.45.4 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.7.5†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and Claudio Pinkus (previously filed as Exhibit 10.2.7.5 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.7.6†	Severance Agreement by and between the Registrant and Claudio Pinkus, dated August 28, 2003 (previously filed as Exhibit 10.2.7.6 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2003, and incorporated herein by reference).
10.2.8.1†	Form of Indemnity Agreement by and between the Registrant and each of its then-current directors and executive officers (previously filed as Exhibit 10.27 to the Registrant’s Amendment No. 1 to Form S-1, filed May 10, 1999, and incorporated herein by reference).
10.2.8.2†	Form of Indemnification Agreement, entered into in May 2003 (or subsequently) between the Registrant and each of A. George (Skip) Battle, David Carlick, Joshua Goldman, Garrett Gruener, James Kirsner, Geoffrey Y. Yang, Scott Bauer, Steve Berkowitz, Adrian Cox, Jim Diaz, Paul Gardi, Scott Garell, John Scott Lomond, Tuoc Long, Claudio Pinkus, Brett Robertson, Steve Sordello, Heather Staples and Mark Stein (previously filed as Exhibit 10.2.8.2 to the Registrant’s Form 10-Q, filed August 5, 2003 and incorporated herein by reference).
10.2.9.1†	Severance Benefit Letter Agreement, dated as of December 3, 2002, by and between the Registrant and Brett M. Robertson (previously filed as Exhibit 10.2.9.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.9.2†	Offer Letter dated November 25, 2002 by and between the Registrant and Brett M. Robertson (previously filed as Exhibit 10.2.9.2 to the Registrant’s Quarterly Report on Form 10-Q, filed May 3, 2004, and incorporated herein by reference).

Exhibit No.	Description

10.2.10†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between the Registrant and Heather J. Staples (previously filed as Exhibit 10.2.10.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.11†	Separation Agreement and Mutual Release, dated as of December 23, 2002, by and between the Registrant and Cynthia Pevehouse (previously filed as Exhibit 10.2.11 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.12†	Offer Letter dated October 27, 2003 by and between the Registrant and Adrian Cox (previously filed as Exhibit 10.2.12.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 3, 2004, and incorporated herein by reference).
10.2.13.1†	Offer letter dated April 30, 2004 by and between Ask Jeeves, Inc. and F. William Daugherty, III (previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).
10.2.13.2	Non-Competition Agreement, dated March 3, 2004, between Ask Jeeves, Inc. and F. William Daugherty, III (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed March 5, 2004, and incorporated herein by reference).
10.2.14.1†	Offer letter dated April 30, 2004 by and between Ask Jeeves, Inc. and Jonas Steinman (previously filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).
10.2.14.2	Non-Competition Agreement, dated March 3, 2004, between Ask Jeeves, Inc. and Jonas Steinman (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed March 5, 2004, and incorporated herein by reference).
U.S. Leases
10.3.1	Office Lease dated as of April 29, 1999, by and between the Registrant and Emery Station Associates, L.L.C. (previously filed as Exhibit 10.28 to the Registrant’s Amendment No. 2 to Form S-1, filed June 7, 1999, and incorporated herein by reference).
10.3.2	Master Lease Agreement dated as of June 15, 1999, by and between the Registrant and Comdisco, Inc. (previously filed as Exhibit No. 4 to the Registrant’s Amendment No. 4 to Form S-1, filed June 29, 1999, and incorporated herein by reference).
10.3.3	Lease Amendment and Termination Agreement, made February 4, 2002, by and between the Registrant, as Tenant, and Oakland City Center LLC, as Landlord (previously filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.3.4	Lease (for Ask Jeeves’ new headquarters space in Oakland, CA) dated as of June 30, 2004, by and between the Registrant and 555 Twelfth Street Venture, LLC (previously filed as Exhibit 10.3.4 to the Registrant’s Quarterly Report on Form 10-K, filed August 9, 2004, and incorporated herein by reference).
10.3.5.1	Lease (for Ask Jeeves’ offices in Irvington, NY), dated July 27, 1999 by and between Focus Interactive, Inc. (formerly known as CTC Bulldog, Inc.) and Bridge Street Properties LLC (previously filed as Exhibit 10.1.1 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).
10.3.5.2	Amended Lease (for Ask Jeeves’ offices in Irvington, NY), dated September 22, 2002, by and between Focus Interactive, Inc. (formerly known as iWon, Inc.) and Bridge Street Properties LLC (previously filed as Exhibit 10.1.2 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).
Ask Jeeves U.K. Documents
10.4.1	Agreement Relating to the Sale and Purchase of the Entire Issued Share Capital of Carlton & Granada Internet Limited, dated as of February 7, 2002, by and among the Registrant, Carlton Communications PLC, Granada Media Group Limited, Carlton & Granada Internet Limited, Ask Jeeves (Jersey) Limited and Ask Jeeves International, Inc. (previously filed as Exhibit 2.1 to the Registrant’s Form S-3, filed March 6, 2002, and incorporated herein by reference).

Exhibit No.	Description

10.4.2	Further Supplemental Partnership Deed relating to Ask Jeeves UK, dated February 14, 2002, by and among the Registrant, Carlton Communications PLC, Granada Media Group Limited, Carlton & Granada Internet Limited, Ask Jeeves (Jersey) Limited, Ask Jeeves International Inc. and Ask Jeeves UK (previously filed as Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q, filed April 30, 2002, and incorporated herein by reference).
10.4.3	Tax Deed relating to the acquisition of the entire issued share capital of Carlton & Granada Internet Limited, dated March 6, 2002, by and among the Registrant, Carlton Communications PLC and Granada Media Group Limited (previously filed as Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q, filed April 30, 2002, and incorporated herein by reference).
10.4.4	Underlease, dated March 15, 2000, by and between City & General (West End) Limited and the Ask Jeeves UK Partnership (previously filed as Exhibit 10.4.4 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
Japanese Joint Venture Documents
10.5.1‡	Joint Venture Agreement by and between Trans Cosmos Inc. USA Pacific Holdings Company III, and Ask Jeeves International, Inc., dated as of August 31, 2000 (previously filed as Exhibit 10.5.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.5.2.1‡	Distribution and License Agreement by and between Ask Jeeves International, Inc., the Registrant, transcosmos, inc. and Ask Jeeves Kabushiki Kaisha (also known as A.J.J. Co., Ltd., in English) (“AJ Japan”), dated as of August 31, 2000 (previously filed as Exhibit 10.5.2.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.5.2.2‡	Amendment No. 1 to the Distribution and License Agreement by and between Ask Jeeves International, Inc. and AJ Japan, dated as of December 1, 2000 (previously filed as Exhibit 10.5.2.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.5.2.3‡	Amendment No. 2 to the Distribution and License Agreement by and between Ask Jeeves International, Inc. and AJ Japan, dated as of January 1, 2002 (previously filed as Exhibit 10.5.2.3 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.5.2.4‡*	First Amended and Restated Distribution and License Agreement by and between Ask Jeeves International, Inc., AJ Japan, the Registrant and Trans Cosmos, Inc., dated as of June 1, 2003.
10.5.3‡*	Hosted Services Agreement by and between Ask Jeeves International, Inc. and AJ Japan, dated August 23, 2004.
Warrants to Purchase Common Stock of the Registrant
10.6.1	Warrant to purchase 15,000 shares of Common Stock granted by the Registrant to Antenna Group Provided, dated as of June 30, 1998 (previously filed as Exhibit 4.3 to the Registrant’s Amendment No. 1 to Form S-1, filed May 10, 1999, and incorporated herein by reference).
10.6.2	Warrant to purchase 105,000 shares of Common Stock granted by the Registrant to Boris Katz, dated as of July 26, 2001 (previously filed as Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.6.3	Warrant to purchase 70,000 shares of Common Stock granted by the Registrant to Patrick Winston, dated as of July 26, 2001 (previously filed as Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
Registration Rights Agreements
10.7.1	Form of Registration Rights Agreement, between the Registrant and Stockholders of Net Effect Systems, Inc. (previously filed as Exhibit 10.35 to the Registrant’s Amendment No. 1 to Form S-1, filed February 23, 2000, and incorporated herein by reference).
10.7.2	Registration Rights Agreement, dated September 10, 2001, by and between the Registrant and the multiple parties listed therein (previously filed as Exhibit 10.44 to the Registrant’s Current Report on Form 8-K, filed September 17, 2001, and incorporated herein by reference).

Exhibit No.	Description

10.7.3	Registration Rights Agreement (relating to the Zero Coupon Subordinated Convertible Notes), dated as of June 4, 2003, by and between Ask Jeeves, Inc. and Credit Suisse First Boston LLC, as initial purchaser (previously filed as Exhibit 10.7.3 to the Registrant’s Form S-3 registration statement, filed September 19, 2003, and incorporated herein by reference).
Miscellaneous
10.8.1.1‡	Advertising Services Agreement, dated July 17, 2002, by and between the Registrant and Google, Inc. (previously filed as Exhibit 10.52 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2002, and incorporated herein by reference).
10.8.1.2‡	Amendment Number One to Advertising Services Agreement, dated October 23, 2002, by and between the Registrant and Google, Inc. (previously filed as Exhibit 10.8.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.8.1.3‡*	Amended and Restated Advertising Services Agreement, dated July 26, 2004, by and between the Registrant and Google, Inc.
10.8.2.1‡	Google Services Agreement, dated May 15, 2003, by and between the Ask Jeeves UK Partnership and Google Technology, Inc. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2003, filed May 29, 2003, and incorporated herein by reference).
10.8.2.2‡*	First Amendment to Google Services Agreement and Order Form, dated July 26, 2004, by and between Ask Jeeves Europe Limited (as assignee of the Ask Jeeves UK Partnership) and Google Technology, Inc.
10.8.3.1‡	Google Services Agreement and related Order Form, dated May 23, 2003, by and between Google Technology Inc. and Focus Interactive, Inc. (formerly known as The Excite Network, Inc.) (previously filed as Exhibit 10.3.1 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).
10.8.3.2‡	Amendment No. 1 to Google Order Form (amending the Order Form dated May 23, 2003), dated September 19, 2003, by and between Google Inc. and Focus Interactive, Inc. (previously filed as Exhibit 10.3.2 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).
10.8.3.3‡*	Amendment Number One to Google Services Agreement, dated July 26, 2004, by and between Focus Interactive, Inc. and Google Inc.
10.8.4‡	Google Services Agreement (Content Targeting), dated September 19, 2003, by and between Google Inc. and Focus Interactive, Inc. (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).
10.9.1‡	Agreement by and between the Registrant and The Wodehouse No. 3 Trust, dated as of January 1, 2000 (previously filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.9.2‡	First Amendment to Agreement by and between the Registrant and The Wodehouse No. 3 Trust, dated as of May 9, 2003 (previously filed as Exhibit 10.9.2 to the Registrant’s Form 10-Q filed August 5, 2003 and incorporated herein by reference).
10.10.1‡	DARTTM Service Agreement for Publishers by and between DoubleClick Inc. and the Registrant, effective as of June 30, 1999 (previously filed as Exhibit 10.10.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.10.2‡	Addendum No. 1 to DART Service Agreement for Publishers by and between DoubleClick Inc. and the Registrant, effective as of October 1, 2000 (previously filed as Exhibit 10.10.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.10.3‡	Addendum No. 2 to DART Service Agreement for Publishers by and between DoubleClick Inc. and the Registrant, effective as of March 30, 2001 (previously filed as Exhibit 10.10.3 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).

Exhibit No.	Description

10.10.4‡	DFP Extension Addendum No. 3 to DART Service Agreement for Publishers by and between DoubleClick Inc. and the Registrant, effective as of November 1, 2002 (previously filed as Exhibit 10.10.4 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.10.5.1	DoubleClick Master Services Agreement (the “U.S. Master Agreement”) by and between DoubleClick, Inc. and the Registrant, dated February 27, 2004 (previously filed as Exhibit 10.10.5.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 3, 2004, and incorporated herein by reference).
10.10.5.2‡	DART Services Attachment for Publishers (the “DFP Attachment” to the U.S. Master Agreement) by and between DoubleClick, Inc. and the Registrant, dated February 27, 2004 (previously filed as Exhibit 10.10.5.2 to the Registrant’s Quarterly Report on Form 10-Q, filed May 3, 2004, and incorporated herein by reference).
10.10.6.1	DoubleClick European Master Services Agreement (the “European Master Agreement”) by and between DoubleClick, Inc. and Ask Jeeves Europe, Ltd., dated February 27, 2004 (previously filed as Exhibit 10.10.6.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 3, 2004, and incorporated herein by reference).
10.10.6.2‡	DART Services Attachment for Publishers (the “DFP Attachment” to the European Master Agreement) by and between DoubleClick, Inc. and Ask Jeeves Europe, Ltd., dated February 27, 2004 (previously filed as Exhibit 10.2.9.2 to the Registrant’s Quarterly Report on Form 10-Q, filed May 3, 2004, and incorporated herein by reference).
10.11	Asset Purchase Agreement dated May 28, 2003 (relating to the disposition of the Jeeves Solutions assets) by and between Ask Jeeves, Inc., as seller, and Kanisa Inc., as buyer, (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 28, 2003, filed May 29, 2003, and incorporated herein by reference).
10.12.2	Form of Standstill Agreement, dated March 3, 2004, between Ask Jeeves, Inc. and each of the following (stockholders of Interactive Search Holdings, Inc.), separately: Bain Capital Fund VI, L.P.; BCIP Associates II; BCIP Trust Associates II; BCIP Associates II-B; BCIP Trust Associates II-B; BCIP Associates II-C; PEP Investments PTY LTD.; Sankaty High Yield Asset Partners, L.P.; Sankaty High Yield Partners II, L.P.; Brookside Capital Partners Fund L.P.; BCI-I, LLC; BCI-II, LLC; RGIP, LLC; William Daugherty; J.P. Morgan Partners (BHCA), L.P.; Jonas Steinman; Frank William Daugherty, III 2004 GRAT; and Jonas L. Steinman 2004 GRAT (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed March 5, 2004, and incorporated herein by reference).
10.12.3	Form of Stockholder Agreement, dated March 3, 2004, between Ask Jeeves, Inc. and each of the following (stockholders of Interactive Search Holdings, Inc.), separately: Bain Capital Fund VI, L.P.; BCIP Associates II; BCIP Trust Associates II; BCIP Associates II-B; BCIP Trust Associates II-B; BCIP Associates II-C; PEP Investments PTY LTD.; Sankaty High Yield Asset Partners, L.P.; Sankaty High Yield Partners II, L.P.; Brookside Capital Partners Fund L.P.; BCI-I, LLC; BCI-II, LLC; RGIP, LLC; William Daugherty; J.P. Morgan Partners (BHCA), L.P.; Jonas Steinman; Viacom Inc.; Frank William Daugherty, III 2004 GRAT; and Jonas L. Steinman 2004 GRAT (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 5, 2004, and incorporated herein by reference).
10.13.1‡	S&P Comstock Information Distribution License Agreement, dated January 13, 2000, by and between S&P ComStock, Inc. and Focus Interactive, Inc. (formerly known as iWon, Inc.) (previously filed as Exhibit 10.2.1 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).
10.13.2‡	Amendment Number 1 to Information Distribution License Agreement, dated December 5, 2001, by and between S&P ComStock Inc. and Focus Interactive, Inc. (formerly known as iWon, Inc.) (previously filed as Exhibit 10.2.2 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).
10.13.3‡	Amendment Number 2 to Information Distribution License Agreement, dated December 5, 2001, by and between S&P ComStock Inc. and Focus Interactive, Inc. (formerly known as iWon, Inc. and as The Excite Network, Inc.) (previously filed as Exhibit 10.2.3 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).

Exhibit No.	Description

14.1	Code of Ethics of the Registrant, as currently in effect (previously filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K, filed March 1, 2004, and incorporated herein by reference).
21.1	Subsidiaries of the Registrant (previously filed as Exhibit 21.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 9, 2004, and incorporated herein by reference).
31.1*	Certification of Steven Berkowitz under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Steven J. Sordello under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Denotes a management contract or compensatory plan.

‡	Portions of this exhibit were omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.