Form 10-K
period 2004-12-31
ASK JEEVES INC
filed 2005-03-15
CIK 1054298

Form 10-K

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K for Annual and Transition Reports Pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934
(Mark One)

☑Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004

☐Transition report pursuant to section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from to .

Commission file number 000-26521

Exact name of registrant as specified in its charter: Ask Jeeves, Inc.

State or Other Jurisdiction of Incorporation: Delaware
Address of principal executive offices:
555 12th Street, Suite 500
Oakland, CA 94607

I.R.S. Employer Identification Number: 94-3334199

Telephone number: (510) 985-7400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

On March 14, 2005, Ask Jeeves had 58,970,449 shares of Common Stock outstanding (excluding treasury shares) and the aggregate market value of its stock held by non-affiliates was approximately $1.0 billion (based on 43,198,522 shares of Common Stock held by non-affiliates and a closing price of $23.93 per share of Common Stock on the Nasdaq National Market). On June 30, 2004, which was the final business day of Ask Jeeves’ most recently completed second fiscal quarter, Ask Jeeves had 57,475,881 shares of Common Stock outstanding and the market value of its stock held by non-affiliates was approximately $1.8 billion (based on 45,787,721 shares of Common Stock then held by non-affiliates and a closing price that day of $39.03 per share of Common Stock on the Nasdaq National Market). These market value calculations exclude shares held on the stated dates by Ask Jeeves’ officers, directors and known 5% or greater stockholders based on Schedule 13G filing data. (Exclusion from these market value calculations does not imply affiliate status for any other purpose.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Ask Jeeves’ definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A in connection with the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. Certain exhibits previously filed by Ask Jeeves with the Commission are incorporated by reference into Part IV of this report, as listed in the Exhibit Index.

The Exhibit Index begins on page 103 of this Annual Report.

PART I

Item 1. Business	5
Item 2. Properties	19
Item 3. Legal Proceedings	19
Item 4. Submission of Matters to a Vote of Securityholders	19
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities	20
Item 6. Selected Consolidated Financial Data	21
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	61
Item 8. Financial Statements and Supplementary Data	62
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	96
Item 9A. Controls and Procedures	96
Item 9B. Other Information	98
PART III

Item 10. Directors and Executive Officers of the Registrant	99
Item 11. Executive Compensation	99
Item 12. Security Ownership of Certain Beneficial Owners and Management	99
Item 13. Certain Relationships and Related Transactions	99
Item 14. Principal Accounting Fees and Services	99
PART IV

Item 15. Exhibits and Financial Statement Schedules	100
Signatures and Powers of Attorney	101
Exhibit Index	103

EXHIBIT 10.1.2.3
Exhibit 10.2.11
Exhibit 10.2.12
Exhibit 10.2.13
Exhibit 10.8.1.4
EXHIBIT 10.8.2.3
EXHIBIT 10.8.3.4
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

Ask Jeeves, Inc.

PRELIMINARY NOTE REGARDING OUR TRADEMARKS
Our registered trademarks in the U.S. include Ask Jeeves®; the “Ask!” button design; Ask.com®; Excite; the “Excite” design; iWon; the “iWon” design; the “Jeeves” design (a stylized depiction of our butler logo); Teoma®; the “Teoma” design (a stylized depiction of the Teoma word trademark) and “Search with Authority” (a phrase we use on the Teoma.com Web site). The trademarks “Ask Jeeves” and the “Jeeves” design are registered in Australia, Canada, China, the European Community, France, Germany, Japan, Korea, Mexico, Norway, Spain, and the United Kingdom. The trademarks Excite and the “Excite” design are registered in Argentina, Chile, Mexico and Venezuela. In addition, the trademark iWon is registered in the European Community and the “iWon” design is registered in Canada, Hong Kong, Japan, Mexico and Singapore. This proxy statement also contains trademarks and trade names of third parties.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. Our forward-looking statements in this report include those relating to our expected establishment of a Spanish search site and other European sites; our planned investments in marketing and in developing new features for our search sites, portals and Fun Web Products; our planned research and development expenditures to improve our Teoma algorithm and computer infrastructure; and our planned expansion of AJinteractive’s delivery, billing and tracking systems. All other statements in this report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are also forward looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our stockholders. Many important factors that could cause such a difference are described in this Annual Report under the captions “Competition,” “Intellectual Property Rights,” “Regulation of the Internet” and “Risk Factors,” which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this report.

Ask Jeeves, Inc.

Part I
ITEM 1. BUSINESS

Overview
We provide information search and retrieval services to computer users through a diverse portfolio of Web sites, downloadable applications and distribution networks. On our Ask Jeeves brand sites—Ask.com in the U.S., Ask.co.uk in the U.K. and Ask.jp (a joint venture) in Japan—users submit queries and our algorithmic search engine, Teoma, responds by generating a list of Web sites likely to offer the most authoritative content. Our proprietary Web brands also include three content-rich portals (Excite.com, iWon.com and MyWay.com) and several other search sites. We earn revenue primarily by displaying paid listings and other advertisements on our proprietary sites. We also generate advertising revenue by distributing ads and search services across two networks of third-party Web sites: the MaxOnline advertising network and the Ask Jeeves syndication network. We pay fees to these networked sites in order to reach their users with our ads and services. Our proprietary technologies include Teoma, natural language processing software, portal technology and ad-serving processes.
Our strategic goal is to become a leading provider of differentiated search solutions to users, advertisers, publishers and partners. We are pursuing this goal using a multiple brand strategy.
We are based in Oakland, California, with offices in several cities throughout the United States, as well as in London, England and Dublin, Ireland. Our Ask Jeeves Japan joint venture is headquartered in Tokyo, Japan.
Our Business
We earn revenue primarily as users click on advertisements we display as they navigate the Internet. We refer to users’ Internet activity as Web “traffic” and, in general, the more Web traffic we can attract, the more advertising revenue we will generate. As detailed on the following pages, we attract Web traffic in two main ways:

•	Proprietary Traffic. First and foremost, we attract Web traffic to our own sites. We refer to users’ activity on our sites as “proprietary” Web traffic and the revenue it generates as “proprietary” revenue. From an operational perspective, we “control” our proprietary traffic because we control some of the key variables (such as content, services and promotion) that, in the aggregate, determine the rate at which new users will try our sites and the frequency with which they will return.

•	Network Traffic. Second, we pay to reach Web traffic that third parties have attracted to their own sites and services. For example, we have contracts in place with several website publishers giving us the right to deliver graphic advertisements for display on their sites to their users. After the ad is displayed, we collect a fee from the advertiser and remit a portion of it to the website publisher, as a traffic acquisition cost. We have similar arrangements in place for delivery of search results and other items. Our “network” consists of all of the third-party websites (and other publishers) to whom we pay traffic acquisition fees. Our gross margins from monetizing network traffic tend to be lower than from proprietary traffic as a result of the traffic acquisition fees we pay to the network publishers.
Each of these sources of revenue is discussed in greater detail, below.

Ask Jeeves, Inc.

Proprietary Traffic
We seek to attract Web traffic by satisfying users’ demand for Internet search services. Recognizing that different people prefer to search for information in different ways, we make our search services available from a variety of access points and through multiple brands. Each brand delivers a differentiated user experience in the hope that each user will judge one of our brands to be the most intuitive and satisfying way to find information online. We believe that the ways in which people search, and thus the alternatives we offer, can be divided into two main categories as follows:

•	Destination Search. Destination searches occur when an Internet user navigates to a search site, such as Ask.com, in order to submit his or her query on that particular site. To attract destination searchers to our branded sites we employ advertising campaigns and seek to improve the user experience, among other strategies.

•	Convenience Search. Convenience searches, by contrast, occur when queries are submitted using any search box that happens to be easily available to the user. For example, when a search topic occurs to a user who previously downloaded our Smiley Central application (which comes with its own toolbar), he or she might take advantage of the search box conveniently located in that toolbar, rather than taking the time to click over to a destination search site. Convenience searchers might not know or care which search engine brand they are utilizing; their choice of search provider is often determined by search box proximity. We attract convenience searches through the search boxes displayed on our portals, toolbars and other downloadable applications.
We attempt to monetize search queries by delivering a results Web page that includes keyword-targeted advertisements (in addition to the search engine results and other elements). Keyword ads appear on the results page in response to certain words in the user’s query. Advertisers select the keywords that will cause their ads to be displayed. Most keyword ads take the form of short textual units that include a link to the advertiser’s Web site; we generically refer to these text ads as “paid listings.” We sometimes also display graphic keyword ads (which we call “Branded Response”).
Keyword ads are a popular choice among Internet advertisers, in part because they enable advertisers to deliver their messages at the moment viewers are most likely to be interested—when users are actively searching for information related to the advertiser’s product or service. Unlike traditional non-targeted Web advertisements, which can be intrusive or annoying, keyword ads are often useful to the user and thus can be more effective for advertisers. Another reason that keyword ads appeal to advertisers is that, typically, advertisers are not charged for keyword ads unless they get results. That is, most keyword ads are sold on a price-per-click, or PPC, basis (also known as cost-per-click, or CPC, pricing); as a result, the advertiser does not pay unless the ad successfully attracts a user’s click. (Occasionally keyword ads are sold on a cost-per-action, or CPA, basis, where the advertiser does not pay unless the user clicks on the ad and takes a designated action on the advertiser’s site.) Many advertisers see pay-for-performance advertising online as a significant step forward, compared to traditional media where advertisers are charged regardless of an ad’s performance (and often cannot accurately judge the ad’s effectiveness).
We identify keyword-targeted ads as “sponsored” content on all of our results pages and display them separately from the algorithmic search results. Although a few types of keyword ads are sold to advertisers by our direct sales force, we obtain almost all of our paid listings from third-party providers. Several paid listing providers are available in the market, including Google Inc., Yahoo! Search Marketing Solutions (formerly known as Overture Services, Inc.) and FindWhat. Currently, Google Inc. is our primary supplier of paid listings. Google administers contracts with hundreds of thousands of advertisers, who bid to have their paid listings appear on participating search result pages

Ask Jeeves, Inc.

in response to keywords they select. We transmit each query to Google (or another paid listing provider), which immediately transmits paid listings back to us for display. This ad-serving process occurs independently of, but concurrently with, the search engine process that will generate Web results for the same query. When we deliver a user’s click on a paid listing supplied by Google, Google bills the advertiser and shares a portion of that revenue with us. Our paid listing supply agreement with Google is scheduled to expire on December 31, 2007, unless renewed by mutual agreement.
Our proprietary revenues arise from the following brands, each of which is discussed in more detail, below:

•	Ask Jeeves brand search sites;

•	other destination search sites (Teoma.com, Bloglines.com, AJKids.com);

•	search toolbars (MyWebSearch and MySearch);

•	desktop applications (our Fun Web Products); and

•	our portals (iWon.com, Excite.com and MyWay.com).
Ask Jeeves Brand Sites
Our “Ask Jeeves” brand search sites—Ask.com in the U.S., Ask.co.uk in the U.K. and Ask.jp (a joint venture) in Japan—utilize our proprietary algorithmic search technology, Teoma, to generate the Web-results list. These sites differ from other search engines in a number of ways:

•	Advanced Results Ranking. All major search engines rank a relevant page based on how many other sites link to it. Our Teoma technology goes one step further. In the Teoma results list, a site’s rank is based on whether other sites linking to it are themselves respected within the pertinent subject-matter community on the Web. For example, Teoma would rank a baseball site higher if it receives links from other Web sites specifically geared toward baseball fans, placing less emphasis on links from general sports or portal sites. Teoma’s approach is analogous to seeking the best answer by asking experts within a specific subject community about which site they believe is the best resource for that subject. In this way, Teoma seeks to rank the most authoritative pages first. (See “—Technology,” below, for a more detailed explanation of our search algorithm.)

•	Related Topics. Teoma’s ability to perceive clusters of related sites on the Web also enables it to present users with a list of Related Topic suggestions. For example, if a user searches on “Soprano,” Teoma presents Related Topic links for “Soprano Singers” and “Soprano’s TV Show.” Clicking any Related Topic link narrows the results list to sites on that topic.

•	Natural Language Processing. Our natural language processing technology enables Teoma to accept and process queries written in natural language, as well as keyword searches.

•	Binoculars. Many of our Teoma results links are presented with a small “binoculars” logo. Using this patent pending site-preview tool, users can view a pop-up preview of the underlying site to judge its usefulness, without ever leaving our results page. (Binoculars are not available for previewing paid listings.)

•	Smart Answers. In addition to the Teoma results, Ask.com and Ask.co.uk also display Smart Search results in response to many popular query topics. Our Smart Search function delivers the information the user is seeking right on the results page. For example, if a user enters “Italian restaurants in Brooklyn, NY,” our Smart Search function will display names, addresses and

Ask Jeeves, Inc.

telephone numbers of local Brooklyn Italian restaurants, together with links to a street map showing each restaurant’s location. We believe these direct answers help people find information faster and thereby improve their search experience. Smart Search content is currently available for several query types, including local business listings and reviews, stock quotes, famous people, pictures, movies, weather, maps and driving directions, white pages listings, ZIP codes, local times, flight delays, snow conditions at ski resorts, definitions and wedding registries.

•	Smart Product Search. We also offer “Smart Product Search,” which enables users to easily compare product prices across multiple Web merchants. We generally license our Smart Search and Smart Product Search content from third parties.

•	MyJeeves Personalization Tools. Both Ask.com and Ask.co.uk offer a free personalization feature called MyJeeves (or MyAskJeeves in the U.K.) which allows users to collect, organize, search and share their own “personal Web.” Users collect pages by clicking a button next to each search result. Once results are saved, MyJeeves enables users to organize them into folders, print them, share them via email, and add notes to them. The resulting set of Web pages and notes is searchable within MyJeeves (separately from our overall Web index), allowing each user to create his or her own personal Web index. Registered users can access MyJeeves from any Internet-enabled computer and receive additional storage for their personal Web documents.

Other Destination Search Sites
Our other branded search sites include Teoma.com, Bloglines.com, AJKids.com and MyWebSearch.com.
Search Toolbars
We offer several branded search toolbars, which users can download and install in their Web browsers free of charge. These toolbars enable users to run a search using our services from anywhere on the Web without first clicking over to one of our Web sites. Several of our toolbars offer additional benefits such as pop-up blocking and quick access to personalized portal content. Branded toolbars are available from most of our branded sites.
Our most popular toolbars are MyWebSearch and MySearch. These toolbars allow users to run their search using one of several popular search algorithms—currently Ask Jeeves (Teoma), Google or Yahoo!—or using Looksmart’s Web directory. In each case, we control the results page and, thus, even if a competitor’s technology is selected to provide the algorithmic Web results, we generate revenue from the paid listings and other advertising displays on the results page.
We recently launched a beta version of our Ask Jeeves Desktop Search Bar, which enables users to search for emails and other files on their own computers, as well as searching the Web.
Users can download these toolbars for free from our Web sites. We also distribute a toolbar as part of our Fun Web Products downloadable application, discussed below.
Desktop Applications (our Fun Web Products)
We promote our MyWebSearch toolbar by distributing it as part of a free downloadable application that adds several features—our Fun Web Products—to users’ computers. These features are designed to make online activities more personal, interesting and fun for users. For example, the features include Smiley Central (which allows users to add humorous emoticons to emails and instant messages), Popular Screensavers (which provides a library of rotating images and allows users to display their own images or videos as screensavers) and History Swatter (which allows users to easily delete their Web

Ask Jeeves, Inc.

browsing histories). We make this application available free of charge from several sites (including FunWebProducts.com) and under several names (including Smiley Central, Popular Screensavers and History Swatter). We benefit from users’ subsequent use of the search toolbar.
Portals
We operate several branded portal Web sites with search functionality. Our portals attract users by offering a mix of information and entertainment together with internet services such as email, portfolio tracking, games and message boards. Examples of our portal content include news, weather, shopping comparisons and horoscopes. We generally license these content feeds from third-party providers. Users of each portal can register to receive personalized features, which tend to increase user satisfaction and thereby increase usage of the sites. Our proprietary portals include:

•	iWon. iWon.com is an entertainment portal with a user loyalty program built around cash and other sweepstakes prizes. The more times that registered users search through the iWon search box (or utilize other features of the site) the more chances they have to win the daily $10,000 prize, an annual $1.0 million prize and less frequent larger prizes.

•	MyWay. MyWay.com is a portal that appeals to users wanting fast and clean content delivery. It offers users a mix of content modules and free email accounts, all built around a prominent search box. MyWay is free from banner ads, pop-up ads, and rich-media ads.

•	Excite. Excite.com is a content-rich portal that seeks to attract users by aggregating news, sports, weather and entertainment content and providing e-mail, stock portfolio tracking and other useful services. We own the U.S. rights to The Excite Network’s portal assets; however, we do not own the international rights and we do not control the Excite search results page.
We display both content-targeted and non-targeted ads, such as banners, towers and pop-ups, on our Excite and iWon portals. Content-targeted ads are similar to paid listings in that they appear in response to the user’s current interests. However, unlike paid listings, which are produced by keywords in the user’s search query, content-targeted ads appear on a Web page in response to the page’s other content. For example, next to a news story about the Wimbledon Championships, we might display an ad for tennis rackets. With this type of ad product, advertisers bid on topics, rather than keywords. We generally obtain content-targeted ads from a third-party provider, namely Google Inc. Our content-targeted ad supply agreement with Google is scheduled to expire on August 31, 2007, unless renewed by mutual agreement.
Network Revenues
In general, the more users to whom we deliver search results (and ads and other revenue-generating services), the more overall revenues we will generate. Recognizing this, we approach third-party sites (and other third parties with loyal customer bases) offering to pay them a fee for the right to deliver our services to their users. We sometimes refer to those third parties as our network “partners.” The fees we pay to our network partners are often calculated as a portion of the revenue we earn by delivering services to their users, according to contractual revenue-sharing formulas. We record these fees as traffic acquisition costs (within cost of revenues). As a result of these revenue-sharing obligations, we generally earn lower gross margins on network revenues than on proprietary revenues. Our network revenues arise from the following main categories:

•	Search Box Placement Agreements. We enter into agreements with third-party Web site publishers and programmers allowing or requiring them to add one of our search boxes to their

Ask Jeeves, Inc.

Web sites or applications. These boxes make a site more attractive to users, generate some revenue for the site’s publisher and are relatively simple for the third-party site to implement, because a user who enters a query is taken to a results page that we serve and control. The results page includes algorithmic results and keyword-targeted paid listings. We generally share our resulting ad revenue (net of amounts retained by our paid listing provider) with the third-party site, but occasionally we pay a flat fee to the third party.

•	Ask Jeeves Syndication Network. Some portals, meta-search providers and other third-party sites seek to incorporate our search results into other content on their sites. We enter into syndication agreements with these third-party Web site publishers to deliver, or “syndicate,” Teoma’s algorithmic search results (along with keyword-targeted paid listings and, in some cases, Branded Response ads) to results pages they control. We generally share our resulting ad revenue (net of amounts retained by our paid listing provider) with the third-party site. Depending upon the terms of the arrangement, we may also charge the publisher a fee for the algorithmic results. Members of the Ask Jeeves Syndication Network currently include Lycos, InfoSpace, BellSouth, Mamma.com and CNET Networks, among dozens of other sites.

•	Toolbar Distribution Arrangements. We have distribution arrangements in place with several third-party application providers, such as Weatherbug, to bundle our MySearch toolbar with their popular downloadable applications. Users seeking to download the application receive our toolbar as well. We generally share the search revenue generated by toolbar usage (net of amounts retained by our paid listing provider) with the third-party application provider.

•	Co-Branded Portals. We operate a customized portal for Dell, Inc. at Dell.MyWay.com using the content modules and technology we developed for our own sites. We share the ad revenues generated by the portal with Dell, including results page ad revenues generated by searches originating from the co-branded portal.

•	MaxOnline Advertising Network and AJinteractive Services. Our Internet advertising division, AJinteractive, offers advertisers the ability to run their ads across the third-party Web sites in our MaxOnline advertising network, among other services. This advertising inventory is primarily graphical, including banners, towers, rich media, pop-ups, pop-unders and other formats. The sites in MaxOnline’s network are classified into 10 subject-groupings, called “channels”—such as automotive, business and lifestyle—and advertisers select one or more channels on which to run their ads (or they may designate specific networked sites on which their ads will appear). We bill the advertisers, take the collection risk, and pay a traffic acquisition fee to the third-party sites. AJinteractive also offers lead generation services, email promotions and other specialized services, all of which we classify as network activity (except when provided through our proprietary sites).

Sales and Marketing
We actively market our key brands and services to users, advertisers and potential partners, as follows:

•	Ask Jeeves Brand Search Sites. During 2004, we marketed our flagship sites in the U.S. and the U.K. by emphasizing users’ ability to search with keywords or questions and by promoting Ask Jeeves as a good choice for everyday search engine needs. We spread these messages through online, print, out-of-home and television campaigns (with television limited to the U.K. in 2004) as well as through targeted marketing such as a Macy’s Thanksgiving Day Parade balloon and strategic public relations. These tactics, combined with positive word of mouth, encouraged new users to

Ask Jeeves, Inc.

try our Ask Jeeves search sites. We plan to increase our marketing investment in 2005, including limited U.S. television campaigns starting in the first quarter.

•	iWon Portal and Fun Web Products. We promote our iWon entertainment portal and our Fun Web Products through more-or-less continuous online and email marketing campaigns through various media outlets. Interested users click on the ads and arrive at a registration page, in the case of iWon, or a download page, in the case of our Fun Web Products.

•	Online Advertising Opportunities—AJinteractive. Our Internet advertising division, AJinteractive, offers a mix of online advertising products and related services to advertisers through our direct sales force. For example, AJinteractive is the exclusive provider of two types of keyword-targeted ads on our search results pages—graphic units called Branded Response and text units called Premier Listings. These ads generally appear above the paid listings sourced from our third-party providers. Similarly, AJinteractive’s sales force markets advertising opportunities on our portals and across the MaxOnline network. They also offer lead generation services, sweepstakes, email list management and other specialized promotions and services.

•	Syndicated Search and Co-Branding Opportunities. Our business development staff markets our specialized syndication services and portal co-branding opportunities directly to potential network partners.

International Operations
Currently, we conduct international operations in Europe and Asia.
Europe
We have been operating a search site, Ask.co.uk, in the United Kingdom for five years, initially through The Ask Jeeves U.K. Partnership, which was a joint venture. We acquired full ownership of the venture in February 2002.
In 2003, we established Ask Jeeves Europe, Ltd., with offices in Dublin, Ireland to host and operate Ask.co.uk. As operator of the site, Ask Jeeves Europe currently provides Internet search services to our users within the United Kingdom and Ireland. Another U.K. subsidiary with offices in London, Ask Jeeves Internet, Ltd., serves as the sales and marketing arm of Ask Jeeves Europe.
In the first half of 2005 we plan to launch an Ask Jeeves brand search site in Spain through a newly created Spanish subsidiary, with additional European sites to follow later in the year.
Asia
Ask Jeeves Japan is a joint venture between us and Trans Cosmos Inc. USA, which is a subsidiary of a Japanese customer service and information technology support provider. The joint venture was established in August 2000 to market our products and services in Japan and launched Ask.jp, a Japanese language search engine utilizing our Teoma search technology, in late 2004. As of December 31, 2004, we own approximately 47 percent of the voting securities of this joint venture. Accordingly, we do not include the results of Ask Jeeves Japan in our consolidated financial statements but instead record our interest therein on our balance sheet as an equity investment and on our statement of operations as income (loss) from joint ventures. We have granted to the joint venture an exclusive license to our current and future products and services in Japan and for the Japanese-speaking market. Under this grant, we received a non-recurring license payment in the third quarter of 2000.

Ask Jeeves, Inc.

Technology
Use of Algorithmic Search Engines
Algorithmic Internet search engines are sophisticated software programs that enable computer users to locate information on the Internet quickly and easily. In very general terms, they utilize a two-step process. First, the search engine (or a related program called a “spider”) crawls across the Web, methodically following every link and indexing the content of every page. When a user submits a search query, the engine looks up the query topic in its index and returns a list of relevant Web pages to the user. We believe that over the past few years an increasing number of Internet users have adopted algorithmic search engines as a primary method of navigating the Web.
Typically, each commercial search engine maintains a publicly-accessible home page on the Web. Users navigate to that page and submit a query by typing it into a data-entry field, or “search box.” The query is received through the Internet and processed by the search engine’s servers. Within seconds a results page is displayed on the user’s Web browser with convenient hypertext links to relevant sites. Typically, each link is accompanied by a snippet of text from the indexed site and the user selects the most appealing link by clicking on it.
Importantly, each search engine ranks the results according to its own criteria, attempting to list the most relevant sites first. We believe that one important determinant of users’ overall satisfaction with a search engine is whether or not it consistently returns the most relevant link among the top Web results.
Although ranking methods differ greatly between search engines, in one procedural respect they are very similar: they determine a site’s rank, in large part, by analyzing the links it receives from other sites in the index (they implicitly assume that a site will be relevant to the user if other sites are linking to it). Some of our competitors conclude that the more links a site receives, the higher it should rank, which is in essence a popularity test. In contrast, as described below, our Teoma algorithm places more emphasis on where those links come from and less emphasis on the overall number of incoming links.
Our Teoma Search Technology
Our Teoma algorithm is designed to return search results with the most authoritative sites listed first. By contrast, as mentioned above, many other Internet search algorithms present the most popular sites first, based on how many links they receive from other sites, without investigating the source of those links. Teoma’s approach—known as Expert Rank/ Subject Specific Popularity—evaluates a site’s relevance based on how many links it receives from other sites on the same topic. For example, in response to a search for “Brad Pitt,” Teoma would rank the relevant sites in its index based on how many links they receive from other Web sites specifically featuring the actor, placing less emphasis on links from general film sites and Web directories.
In order to calculate a site’s Expert Rank, Teoma first categorizes the Web into naturally occurring “communities,” or groups of sites that relate to the same topic. Every site in a community may be relevant to the query topic, but only some are authoritative. Next, Teoma determines which of those relevant pages are likely to be the most authoritative on the user’s search topic by analyzing the relationships between sites within the community. Teoma ranks each site according to the number of same-community pages that reference it, among hundreds of other criteria. Finally, Teoma returns a results list with the most authoritative sites ranked first. Teoma’s Expert Rank approach is analogous to asking experts on a certain topic about which site they believe is the best resource for that topic. To

Ask Jeeves, Inc.

our knowledge, Teoma is the only search technology that seeks to estimate a Web site’s level of authority, rather than its popularity, when ranking search results.
Teoma’s ability to perceive clusters of related sites on the Web also enables it to present users with a list of “Related Topic” suggestions (which appear to the right of the results list on Ask.com). For example, if a user searches on “Disney,” Teoma presents Related Topic links for “Disney Cartoons” (classic animated images) as well as “Disney Channel” (a cable TV offering) and “Disney World” (a theme park), among other topics. Clicking any Related Topic link narrows the results list to sites on that topic.
Teoma powers the search results on Ask.com, Ask.co.uk, Ask.jp and Teoma.com. We also syndicate Teoma results (and Related Topics) to sites in our syndication network.
Other Proprietary Technologies
Our other proprietary technologies include:

•	Natural Language Processing. Using Natural Language Processing, we are able to better understand the context of what our users are asking and return more relevant search results, smart answers and related topic suggestions.

•	Ad Serving Technology. Our AdVision ad server is designed to serve static and rich-media advertising across our proprietary and network Web sites. A custom templating system allows for integration with the various publishing and advertising technologies in use by our network partners and customers. We expect this flexibility will enable us to provide quick turnaround and efficient campaign fulfillment even as the internet advertising marketplace continues to evolve.

•	Portal Technology. Our portal technologies deliver dynamic (changing from time to time), personalized content to a broad user audience. The technologies are designed to offer users a rich content set in numerous categories including: weather forecasts, television listings, movie show times, financial information, news from various providers and interactive games. A proprietary personalization server stores user settings to provide a custom experience throughout the portals. Our portals support both registered and unregistered users. The technology also supports communication tools like email, calendar and notepad. Our iWon.com portal is also designed to record usage points, where each click rewards the user with a configurable amount of entries into a daily/weekly/monthly/annual sweepstakes. Our Excite.com server architecture supports personalized home pages and offers users a robust email platform including premium services for the upgraded larger web storage. Myway.com is built on a customizable platform that will support additional co-branded portals with the same look and feel, as well as expected amounts of customization to fit the needs of individual co-branding partners.
We obtain new technologies through both acquisitions and internal development. In our recent acquisition of Trustic (Bloglines), for example, we obtained software for searching, organizing and displaying content received through the increasingly popular RSS (really simple syndication) protocol. Similarly, in our 2004 acquisition of Tukaroo we obtained software for searching emails and desktop files. We developed the MyJeeves personalization platform in house. We also utilize internally developed systems for tracking Website usage and search engine performance, for accepting, routing and billing online advertising, and for several administrative functions.

Ask Jeeves, Inc.

Scalability and Operations
Our Teoma search technology runs on large clusters of Intel-based server systems running the Linux operating system. The hardware environment is scalable and, in our view, cost effective. It has been optimized to provide fast, real-time performance. The system is highly automated, secure and replicated to provide redundancy and failover capabilities at what we believe is a sufficient level.
Our natural-language processing engine runs on clusters of Intel-based server systems running Microsoft Windows 2003. The Ask Jeeves knowledge bases are deployed on these servers as read-only, memory mapped files. The Question Processing Engine, or QPE, is written in the C++ computer language and is optimized to handle high traffic volumes. To scale our service as traffic increases, we install our QPE and knowledge base on additional servers.
Our Popularity technology distribution and processing servers are clusters of Intel-based server systems running the Linux operating system and Apache Web Server Software. The software is written as C++ FastCGI modules for scalability and real-time performance. To scale as user traffic or data sources increase, we install additional distribution and processing servers, as needed.
Our Portal technology runs on clusters of Intel-based server systems running the Linux operating system using Apache Web Server Software and Java. The sites have been set up such that each portal feature has its own independent cluster, which makes each group both scalable and more manageable. The backend database applications for content, user registration and personalization run on SPARC server systems using the Solaris operating system. These environments are made up of Oracle, BDE, and MySql databases. All servers are built with a failover contingency at the operating system and application level to allow for uninterrupted user experience in the event of many types of environmental or application issues.
Our Ad-Serving technology runs on clusters of Intel-based server systems running the Linux operating system using Apache Web Server software. The software is built on C and C++ modules that we expect will provide optimal performance, scalability and customization as well as PERL scripts for the user interface and cluster management. The backend databases run on SPARC server systems on the Solaris operating system. All database servers are clustered, so that in the event that the primary server fails, all data can be switched over to the backup server to maintain high availability.
The data centers hosting our proprietary Web sites are located at MCI in Massachusetts and New Jersey, MFN/ AboveNet in California and England, Qwest in New Jersey, Esat Telecommunications in Ireland and Equinox in Japan. The data centers provide distinct networks across many major Internet backbone providers, as well as continuous monitoring and security. They also provide continuous N+1 power generation, UPS and HVAC. We maintain server over-capacity at each location such that if one hosting facility fails, another can service our user traffic.
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

Ask Jeeves, Inc.

In our efforts to attract search engine users, to syndicate search technologies, and to attract network partners and advertisers we compete against operators of destination search sites and search-centric portals, search technology providers and online advertising networks such as:

•	Google Inc.;

•	Microsoft Corp. (operator of The Microsoft Network (MSN) portal and provider of MSN Search);

•	Time Warner Inc. (operator of the America Online (AOL) portal and parent company of Advertising.com);

•	Yahoo! Inc. (operator of the Yahoo! portal and parent company of Yahoo! Search Marketing Solutions (formerly known as Overture Services, Inc.)); and

•	other smaller companies.
Our financial success depends upon our ability to attract Web traffic to our Web properties and to monetize that traffic. We believe that our ability to compete effectively with other search engines and portals for Web traffic depends on:

•	the relevance and authority of our search results;

•	the ease of use of our search services, the quality of our content, and the utility of our other online features;

•	the utility of new features we introduce on our sites, such as Smart Answers, Binoculars and MyJeeves (and the frequency with which users utilize them); and

•	the speed with which we match others’ innovations.
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
See “Risk Factors” for further discussion of some of the risks we face related to competition.
Intellectual Property Rights
We seek to protect our intellectual property rights, but we face the risk that our actions might be inadequate to protect our patents, copyrights, trademarks or other proprietary rights. We rely upon trademark, patent and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to help protect our proprietary rights.
We have been granted nine United States patents and have twenty-two patent applications pending with the United States Patent and Trademark Office for various aspects of our natural-language search, database search and Web-wide search technologies, which power our proprietary Web sites. We generally seek to apply for patents or for other appropriate statutory protection when we develop valuable new or improved technology. The status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, we cannot be certain that any patent application filed by us will result in a patent being issued, or that our patents, and any patents

Ask Jeeves, Inc.

that may be issued in the future, will afford adequate protection against competitors with similar technology. We similarly face the risk that any patents issued to us might be infringed or designed around by others.
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
We have been issued registered trademarks in the U.S. covering certain goods or services associated with:

•	“Ask Jeeves”;

•	the “Ask!” button design;

•	“Ask.com”;

•	“Excite”;

•	the “Excite” design;

•	iWon;

•	the iWon design;

•	the “Jeeves” design, a stylized depiction of our butler logo;

•	“Maxonline”

•	“MySearch”

•	“Teoma”;

•	“Teoma” design; and

•	“Search with Authority,” a phrase we use on the Teoma.com Web site.
In addition, the trademarks “Ask Jeeves” and the “Jeeves” design are registered in Australia, Canada, China, the European Community, France, Germany, Japan, Korea, Mexico, Norway, Spain and the United Kingdom. The trademarks Excite and the “Excite” design are registered in Argentina, Chile, Mexico and Venezuela. In addition, the trademark iWon is registered in the European Community and the “iWon” design is registered in Canada, Hong Kong, Japan, Mexico and Singapore. We do not know whether we will be able to defend our proprietary rights because the validity, enforceability and scope of protection of proprietary rights in Internet-related industries are uncertain and still evolving. Because we are devoting significant resources to building our brands, primarily “Ask Jeeves,” “Ask.com,” “Excite,” “iWon” and “Teoma,” if we are unable to register the trade and service marks for which we have applied, or if we are unable to defend our intellectual property rights, our business may be seriously harmed.
From time to time in the ordinary course of business we have been, and we expect to continue to be, subject to claims of alleged infringement of the trademarks and other intellectual property rights of

Ask Jeeves, Inc.

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
Regulation of the Internet
The legal environment of the Internet is evolving rapidly in the United States and elsewhere. The manner in which existing laws and regulations will be applied to the Internet in general, and how they will relate to Ask Jeeves’ business in particular, is unclear in many cases. For example, we often cannot be certain how existing laws on the following topics will apply in the online context: privacy, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, content regulation, quality of products and services, and intellectual property ownership and infringement.
Several laws have already been adopted at the national level in the U.S. and the U.K. and by U.S. states in which we operate that could have an impact on our business. These laws include the following:

•	The CAN-SPAM Act of 2003 and similar laws adopted by a number of states are intended to regulate unsolicited commercial electronic mail, create criminal penalties for unmarked sexually-oriented material and emails containing fraudulent headers, and control other abusive online marketing practices.

•	The USA Patriot Act is intended to give the government greater ability to conduct surveillance on the Internet by allowing it to intercept communications regarding terrorism and computer fraud and abuse.

•	The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third-party Web sites that include materials that infringe copyrights or other rights of others.

•	The Children’s Online Privacy Protection Act and the Prosecutorial Remedies and Other Tools to End Exploitation of Children Today Act of 2003 are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

•	Under the U.K. Data Protection Act and the implementation legislation of the European Union Data Protection Directive in other jurisdictions, a failure to ensure that all processing of personal information is justified and accurate or a transfer of personal information to a country without adequate privacy protections could result in criminal or civil penalties. Such legislation may impose significant additional costs on our business or subject us to additional liabilities.

•	The European Union Directive on privacy and electronic communications of 2002 bans all electronic messages for direct marketing without prior opt-in consent from the addressee, and opt-out consent suffices only where certain exceptions are met. Failure to comply may result in substantial liability.

•	The State of California has adopted statutes that require online services to report certain breaches of the security of personal data, and to report to California consumers when their personal data might be disclosed to direct marketers.

Ask Jeeves, Inc.

To resolve some of the remaining legal uncertainty, we expect new laws and regulations to be adopted over time that will that will be directly applicable to the Internet and to our activities. Any existing or new legislation applicable to Ask Jeeves could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and could dampen the growth in use of the Internet in general.
On our Web sites, we post our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies, Federal Trade Commission requirements or other domestic or international privacy-related laws and regulations could result in proceedings by governmental or regulatory bodies that could potentially harm our business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the European Union, as well as before the United States Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business through a decrease in user registrations and revenues. These decreases could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize our services.
Due to the global nature of the Web, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments could harm our business, operating results and financial condition. We may be subject to legal liability for our online services. We direct users to a wide variety of services that enable individuals to exchange information, generate content, conduct business and engage in various online activities on an international basis, including public message posting, sweepstakes and services relating to online auctions and homesteading. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and abroad. Claims may be threatened against us for aiding and abetting, defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of information to which we provide links or that may be posted online.
Employees
Our future success is substantially dependent on the performance of our senior management and key technical personnel, and our continuing ability to attract and retain highly qualified technical and managerial personnel. As of December 31, 2004, we had 505 employees. No employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.
See “Risk Factors” for a further discussion of some of the risks we face related to our employees.
Web Site Access to Our Periodic SEC Reports
Our primary Internet address is www.ask.com. Corporate information can be located by clicking on the “about” link in the lower left-hand corner. None of the information on any of our Web sites is part of this report. We make our periodic SEC Reports (Forms 10-Q and Forms 10-K) and current reports (Form 8-K) available free of charge through our Web site as soon as reasonably practicable after they are filed electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our Web site, as allowed by SEC rules. These disclosures may include amendments to and waivers of our Code of Ethics, which appears as an exhibit to this Annual Report.

Ask Jeeves, Inc.

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
Corporate Information
We were incorporated in 1996 in California and reincorporated in Delaware in 1999. Our principal executive offices are located at 555 12th Street, Suite 500, Oakland, California 94607 and our telephone number at that address is (510) 985-7400. We have other offices in several U.S. cities, as well as in London, England and Dublin, Ireland. Our Ask Jeeves Japan joint venture has offices in Tokyo, Japan. Our corporate Web site is located at http://www.Ask.com. None of the information on any of our Web sites is part of this report.
We created AJinteractive in the third quarter of 2004 by combining the sales forces and ad products of Ask Jeeves, The Excite Network and MaxOnline. MaxOnline LLC was formed when L90, Inc. (a public company) merged with DoubleClick Media, Inc. (a subsidiary of DoubleClick) in 2002 to form MaxWorldwide (a public company). In mid-2003, the assets of MaxWorldwide’s Internet marketing division were contributed to a newly-formed entity, MaxOnline LLC, which was acquired by Focus Interactive, Inc. (a private company also known as The Excite Network, Inc.). Focus Interactive had purchased domestic rights to certain Excite assets from the Excite@Home bankruptcy estate. MaxOnline and The Excite Network became wholly-owned, indirect subsidiaries of Ask Jeeves when we acquired Focus Interactive’s parent company, Interactive Search Holdings, Inc. in mid-2004.
ITEM 2. PROPERTIES

Our corporate headquarters are located in downtown Oakland, California, where we have an eight-year lease for 55,803 rentable square feet on two floors near the City Center complex at 555 Twelfth Street.
We also lease facilities for sales, research and development and other support functions in offices in several cities throughout the United States, as well as in London, England and Dublin, Ireland. See Note 6 of the notes to our consolidated financial statements for information regarding our lease obligations.
We believe that our facilities will be adequate to meet our needs for at least the next 12 months.
ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with our services, such as claims alleging defamation or invasion of privacy.
For a description of our material legal proceedings, please refer to Note 14 (Commitments and Contingencies) and Note 19 (Subsequent Events) of our Consolidated Financial Statements, included elsewhere in this annual report.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

Ask Jeeves, Inc.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Price Range of Common Stock
Our common stock has been quoted on the Nasdaq National Market under the symbol “ASKJ” since our initial public offering in July 1999. The following table sets forth, for the periods indicated, the high and low intra-day sale prices for our common stock as reported on the Nasdaq National Market:

	High	Low
2003
First Quarter	$7.48	$2.42
Second Quarter	14.80	6.83
Third Quarter	22.75	12.81
Fourth Quarter	22.18	15.91
2004
First Quarter	$36.86	$18.37
Second Quarter	44.66	32.70
Third Quarter	38.50	22.74
Fourth Quarter	39.00	21.52
2005
First Quarter (through March 14, 2005)	$30.88	$21.20

At the close of business on March 14, 2005, the number of stockholders of record of our common stock was 760.
Recent Sales of Unregistered Securities
On May 6, 2004, in exchange for all of the issued and outstanding capital stock of Interactive Search Holdings, Inc., or ISH, we paid approximately $144.0 million in cash and issued 9,093,590 shares of Ask Jeeves, Inc. common stock to the prior stockholders of ISH (of which, 157,640 were restricted shares subject to vesting under the terms of ISH’s stock option plans) and we assumed stock options to purchase up to 206,238 shares of Ask Jeeves, Inc. common stock. Those options had originally been granted by ISH to its employees. The weighted average exercise price of the replacement options, all of which are subject to vesting conditions, was $8.752 per share. The total purchase cost of ISH was approximately $395.1 million. We issued the common stock (including the restricted stock) and the replacement options under the exemption from registration provided by Section 3(a)(10) of the Securities Act in reliance upon a securities issuance permit granted to us pursuant to Section 25142 of the California Corporations Code by the Department of Corporations of the State of California. The Department issued the permit following a hearing that considered the fairness of the terms and conditions of the issuance and exchange and at which all persons to whom we proposed to issue such securities had the right to appear. We subsequently filed a Registration Statement on Form S-8 to register the issuance of shares of Ask Jeeves common stock upon exercise of the replacement stock options from time to time.
Dividend Policy
To date, we have not paid any dividends on our common stock and we do not currently intend to pay dividends in the foreseeable future.

Ask Jeeves, Inc.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated selected financial data set forth below presents the financial results of Ask Jeeves, Inc. and our consolidated subsidiaries and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and the related notes included elsewhere in this annual report. The consolidated statements of operations data set forth below for the years ended December 31, 2004, 2003 and 2002 and the consolidated balance sheets data set forth below as of December 31, 2004 and 2003, are derived from and qualified by reference to our audited financial statements included elsewhere in this annual report. The consolidated operating information set forth below for the years ended December 31, 2001 and 2000 and the consolidated balance sheets data as of December 31, 2002, 2001 and 2000 are derived from and qualified by reference to our audited financial statements, which are not included or incorporated by reference in this annual report. Our historical results are not necessarily indicative of results for any future period.

	Year Ended December 31,
(in thousands, except per share information)	2004	2003	2002	2001	2000

Consolidated Statements of Operations Data:
Revenues	$261,327	$107,292	$65,048	$51,569	$71,799
Income (loss) from continuing operations	52,445	24,785	(10,856)	(409,764)	(166,462)
Earnings per Share—Basic:
Income (loss) from continuing operations	$0.97	$0.56	$(0.27)	$(11.06)	$(4.84)
Earnings per Share—Diluted:
Income (loss) from continuing operations	$0.80	$0.45	$(0.27)	$(11.06)	$(4.84)

Revenues from related parties	$2,740	$4,525	$6,189	$18,991	$12,308

	December 31,
(in thousands)	2004	2003	2002	2001	2000

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$109,702	$180,648	$33,440	$51,796	$87,836
Restricted cash and marketable securities	$580	$104	$11,065	$24,806	$17,130
Total assets	$544,409	$212,255	$72,176	$111,338	$537,867
Long-term obligations	$115,460	$115,000	$—	$573	$1,465
Total liabilities	$166,273	$139,047	$42,899	$64,124	$72,099
Total stockholders’ equity	$378,136	$73,208	$29,277	$47,214	$465,768

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
BUSINESS OVERVIEW
We provide information search and retrieval services to computer users free of charge through a diverse portfolio of Web sites, downloadable applications and distribution networks. On our Ask Jeeves brand sites—Ask.com in the U.S., Ask.co.uk in the U.K. and Ask.jp (a joint venture) in Japan—users submit

Ask Jeeves, Inc.

queries and our algorithmic search engine, Teoma, responds by generating a list of Web sites likely to offer the most authoritative content. Our proprietary Web brands also include three content-rich portals (Excite.com, iWon.com and MyWay.com) and several other search sites. We earn revenue primarily by displaying paid listings and other advertisements on our proprietary sites. We also generate advertising receipts by distributing ads and search services across two networks of third-party Web sites: the MaxOnline advertising network and the Ask Jeeves syndication network. These network sites share their Web traffic with us and, in exchange, we share a portion of our related advertising receipts with them. Our proprietary technologies include Teoma, natural language processing software, portal technology and ad-serving processes.
Our strategic goal is to become a leading provider of differentiated search solutions to users, advertisers, publishers and partners. We are pursuing this goal using a multiple brand strategy.
Recent Events
Notable events since the filing of our last quarterly report regarding the quarter ended September 30, 2004, include the following:

•	Lycos joins the Ask Jeeves Syndication Network. On March 2, 2005 we announced that Lycos has selected our algorithmic search technology to provide search services on Lycos.com.

•	Bloglines Acquisition. On February 8, 2005, we announced our acquisition of all of the outstanding capital stock of Trustic, Inc., the company that owns and operates Bloglines at www.bloglines.com. Bloglines is a free online service for searching, subscribing, publishing and sharing RSS (Really Simple Syndication) feeds, Web logs (known as “blogs”) and rich Web content. We expect that Bloglines will continue to operate as an independent brand in the Ask Jeeves portfolio. Bloglines indexes millions of live Web content elements—news feed and blog articles, images, audio and video—and is available in English, Chinese, French, German, Japanese, Portuguese and Spanish.

•	Desktop Search Toolbar Beta Launch. On December 15, 2004, we released a beta desktop search toolbar application. This tool enables users to search the word-processing documents, presentations, spreadsheets, photos, music and video files, applications and email messages on their computers. It also allows users to search the Web. Unlike the desktop search products of some of our competitors, our toolbar is accessible offline, allows users to preview many popular file types from the results list, and integrates into every Windows file open box. This accessibility allows users to utilize our search technology to find the file they need to attach to an email or to insert into a document. The product is available for free on Ask.com.
Key Priorities for 2005
With our family of differentiated brands, we believe we offer clear value propositions to users, advertisers and publishers. By improving our offerings to all three groups in 2005, we will seek to increase our share of the market for internet advertising. With that as our strategic focus, our key priorities for 2005 are:

•	Growing our Reach & Frequency. The first initiative is to increase our sites’ reach and frequency (that is, to attract more users to our sites and applications, and to persuade them to use our services more often). To improve our reach, we plan to increase the visibility of our products by increasing our marketing efforts. Most of the incremental marketing will promote our Ask Jeeves brand sites and, in the first quarter, will include print ads and television spots in the U.S. These ads will be designed to broaden our appeal as the most authoritative place to

Ask Jeeves, Inc.

search. To improve our frequency, we plan to add innovative and differentiated features to our search sites, as well as introducing improvements to some of our existing features (as we did in 2004 for related search and news search). We will also invest in our portals, because increased portal usage should lead to increased convenience search queries. Similarly, we will launch new Fun Web Products over the next several months (such as My Fun Cards, which we launched at www.MyFunCards.com around Valentines Day 2005) to grow our installed toolbar base, which should also lead to increased convenience search queries.

•	Investing in our Teoma Technology. The second initiative is continued investment in our core search technology, Teoma. We believe that Teoma’s ability to rank search results according to their relevance is as good as, if not better than, the other search technologies currently in the market. Specifically, we believe that Teoma is more likely than other search engines to include the most authoritative sites at the top of the results list; and we plan to improve Teoma so as to sharpen this differentiation. In order to support further international expansion, we plan to upgrade our foreign language indices. We plan to enlarge our research & development teams and invest in our computer infrastructure so as to pursue these technology goals.

•	Building AJinteractive’s Systems. The third initiative is to improve AJinteractive’s systems and product offerings in order to expand our relationships with advertisers. Currently, AJinteractive sells to approximately 1,400 advertisers. We plan to put new and improved delivery, billing and tracking systems in place to improve the services we offer our current advertisers. Once that foundation is in place, we expect to be better positioned to market AJinteractive to a wider class of advertisers.

•	International Expansion. The final initiative is to expand internationally. We plan to launch search sites in several European markets, with a Spanish site launching first. We intend to promote these sites through public relations, word of mouth, downloadable applications and strategic partnerships in the target markets.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (known as GAAP) requires us to make certain estimates, judgments and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions were made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. Our accounting policies and estimates that we believe are the most critical to a full understanding and evaluation of our reported financial results include those relating to:

•	revenue recognition;

•	allowances for doubtful accounts;

•	legal contingencies;

•	income taxes; and

•	impairment of long-lived assets.

Ask Jeeves, Inc.

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
We recognize revenue in accordance with current generally accepted accounting principles. Revenue recognition requirements are very complex and are subject to change. Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules which require us to make judgments and estimates. In all cases, revenue is recognized only when all of the following criteria are satisfied:

•	persuasive evidence of an arrangement exists;

•	the service has been performed or delivered (or revenue is recognized over the period in which the service is delivered);

•	the price is fixed or determinable; and

•	collectibility of the resulting receivable is reasonably assured.
If we doubt the collectibility of revenue at the time the service is performed or delivered, we defer recognizing the revenue until it is received in cash.
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
We generate revenue primarily when users click on the paid listings and other advertisements on our search results pages. Although some types of ads (such as banners and towers) are sold by our direct sales force, we obtain the majority of our paid listings from third-party providers, primarily Google Inc. Google administers contracts with hundreds of thousands of advertisers, who bid to have their paid listings appear on participating search results pages (in response to designated keywords). We display paid listings from Google on almost all of the results pages we control and we syndicate them to some of the third-party sites in our syndication network.
Paid listings are normally priced on a price per click, or PPC, basis (also known as cost-per-click, or CPC, pricing), which means that advertisers are charged only if the ad gets results—only if their paid

Ask Jeeves, Inc.

listing attracts a user’s click. When we deliver a user’s click to a paid listing supplied by Google, Google bills the advertiser and shares a portion of its resulting paid listing fee with us. Our right to payment from Google is not contingent upon Google’s ability to collect the fee from its advertisers and we recognize paid listing revenue from Google as soon as we deliver the user’s click. We recognize the advertiser’s paid listing fee as revenue, net of amounts retained by Google. In cases where the user’s click is generated by a third-party site to which we syndicate paid listings, we continue to recognize our entire receivable amount from Google as revenue and record our revenue-sharing payment to the third-party site as a Web-traffic acquisition cost (within cost of revenues). Our paid listing supply agreements with Google are scheduled to expire on December 31, 2007, unless renewed by mutual agreement.
As with paid listings, we recognize revenue from content-targeted ads on a price per click (PPC) revenue-sharing basis, net of amounts retained by the third-party ad provider.
In addition to paid listings, our branded advertising ranges from keyword-targeted graphic units, which we offer as our Branded Response product, to content-targeted and non-targeted advertising units such as banners, towers, buttons and pop-ups, which appear primarily on our portals and MaxOnline network sites. With these products, advertisers generally pay to have their ads displayed over a designated period of time, so branded advertising is generally sold on a cost per thousand impressions, or “CPM,” basis. We recognize revenue derived from CPM arrangements during the period in which the advertising impressions are delivered, provided that no significant obligations remain and collection of the resulting receivable is probable. Our obligations typically include a guaranteed minimum number of “impressions” or times that an advertisement appears. To the extent the minimum guaranteed impressions are not delivered, we continue to run the ad and defer recognition of the corresponding revenue until the remaining guaranteed impression level is achieved.
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
Paid Inclusion
Until the second quarter of 2004, we offered paid inclusion products, which provided an opportunity for Web sites to ensure that they were included in our search index. Although we have ceased offering any paid inclusion products, we will continue to recognize paid inclusion revenue until the termination

Ask Jeeves, Inc.

of all existing paid inclusion service periods. We recognize paid inclusion revenue using either of two methods. First, for paid inclusion products that were priced on a “per URL” basis, we collected the revenues in advance and recognized them over the appropriate service period, which is typically one year. Second, for paid inclusion products that were priced on a CPC basis, we recognized the revenue when the click is delivered.
Licensing
In the third quarter of 2000, we licensed our search technology to our Japanese joint venture (in which we hold a minority interest) and received a non-recurring license payment. We recorded this payment as deferred revenue and recognized it as revenue on a straight-line basis over a four-year period. This license revenue reached the end of its amortization period during the third quarter of 2004 and recognition of the revenue ended.
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
Legal Contingencies
We are currently involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the

Ask Jeeves, Inc.

estimates of the potential liabilities could have a material impact on our future results of operations and financial position. See Note 14 (Commitments and Contingencies) and Note 19 (Subsequent Event) of Notes to Consolidated Financial Statements for a description of our material legal proceedings.
Income Taxes
We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is used in evaluating our tax positions and determining our consolidated income tax provision. Uncertainties may arise with respect to the tax treatment of certain transactions, transfer pricing arrangements among related entities, and segregation of foreign and domestic income and expense. Although we believe our estimates are reasonable, we cannot be certain that the final tax outcome of these matters will not be different than that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision in the period in which such determination is made.
Due to uncertainty surrounding when or if we will realize the benefits of our deferred tax assets (primarily from our net operating loss carryforwards), we have recorded a 100% valuation allowance on our domestic net deferred tax assets. Any decrease in the valuation allowance could materially reduce our income tax provision in the period in which such determination is made. We have not established a valuation allowance against the deferred tax assets arising in certain foreign tax jurisdictions. Operations within these jurisdictions currently generate sufficient taxable income to make the realization of these deferred tax assets more likely than not.
We provide for United States income taxes on the earnings of our foreign subsidiaries unless they are considered indefinitely invested outside the United States. We currently intend to reinvest all of our foreign earnings in the activities of our foreign operations, and accordingly no US income tax has been provided on such earnings. At December 31, 2004, the cumulative earnings upon which United States income taxes have not been provided are approximately $12.4 million. The income tax that would arise if these items were repatriated is approximately $2.7 million, some or all of which may be reduced by NOL’s or foreign tax credits.
Impairment of Long-Lived Assets
Goodwill
Our long-lived assets include goodwill and other intangible assets. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations. The goodwill recorded in our Consolidated Financial Statements as of December 31, 2004 was $264.9 million. No goodwill was recorded in 2003 and 2002. Based on impairment tests performed, there was no impairment of goodwill in fiscal 2004.

Ask Jeeves, Inc.

Intangible and Other Long Lived Assets
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
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) enacted Statement of Financial Accounting Standards 123 — revised 2004 (SFAS 123R), Share-Based Payment, which replaces Statement of Financial Accounting Standards 123 (SFAS 123), Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123 are effective for periods beginning after June 15, 2005. We are required to adopt SFAS 123R in the third quarter of fiscal 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 in our Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts for the years 2002 through 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.
RESULTS OF OPERATIONS
On May 28, 2003, we entered into an agreement to sell certain assets used in our Jeeves Solutions division to Kanisa Inc. (“Kanisa”). The sale of such assets closed on July 1, 2003, at which time we ceased offering Jeeves Solutions products and services to corporate customers. Accordingly, the results of operations relating to that division are discussed in the section entitled “Income (Loss) from Discontinued Operations” below.
Revenues

	Year Ended December 31,
(dollars in thousands)	2004	Change	2003	Change	2002

Revenue	$261,327	143.6%	$107,292	64.9%	$65,048

Total revenues for 2004 grew 143.6% as compared with 2003. A portion of the growth in 2004 is attributable to the addition of the properties acquired with our purchase of Interactive Search Holdings, Inc., or ISH, which we acquired May 6, 2004. This acquisition allowed us to reach new users through different access points, including search-only destination sites, downloadable applications and portals. Additionally, revenues were favorably affected by increased usage of our Web sites, which we refer to as

Ask Jeeves, Inc.

our Web traffic. Queries grew 106% from 2003 to 2004 reflecting both organic and acquisition-related growth.
Revenues by Category and Geographic Region
We classify our revenues into the following two categories:

•	Proprietary. The Proprietary category includes revenue arising from advertising on sites that we own, where the traffic is within our control. These include the “Ask” branded properties, our portal properties (other than the co-branded portals) and our Fun Web Products.

•	Network. The Network category includes revenue arising from advertising on sites that we do not control, or to Web traffic for which we pay an access fee. This category includes our syndication network, co-branded portals, MySearch toolbar distribution arrangements and our MaxOnline advertising network.
We also classify our revenues as arising from North America, Europe or Asia.
The table below presents our revenues for each category and our total revenue, split between North America, Europe and Asia for each the three years ended December 31, 2004.

(dollars in thousands)	2004	Change	2003	Change	2002

Proprietary:
North America	$131,956	128.8%	$57,667	81.2%	$31,827
Europe	52,179	59.3%	32,748	81.0%	18,090

Total Proprietary	184,135	103.7%	90,415	81.1%	49,917

Network:
North America	74,419	502.5%	12,352	16.7%	10,584
Europe	33	—	—	—	—
Asia	2,740	(39.4%)	4,525	(0.5%)	4,547

Total Network	77,192	357.4%	16,877	11.5%	15,131

Total Revenues	$261,327	143.6%	$107,292	64.9%	$65,048

Total:
North America	206,375	194.7%	70,019	65.1%	42,411
Europe	52,212	59.4%	32,748	81.0%	18,090
Asia	2,740	(39.4%)	4,525	(0.5%)	4,547

Total Revenues	$261,327	143.6%	$107,292	64.9%	$65,048

Proprietary revenues experienced strong growth in 2004 as compared with 2003. Proprietary revenue growth was driven in roughly equal share by the addition of new properties through acquisition in North America and increases in traffic to and monetization of our original websites in North America and Europe. Traffic and monetization of our original properties continued to increase driving nearly 50 percent year over year growth in revenues. New properties also contributed significantly to revenue during 2004, in particular the addition of MyWebSearch and the iWon portal.
Network revenue growth in 2004 was driven largely by the acquisition of new businesses as compared with 2003 revenues. During 2004 we added the MySearch business, where users can access search through toolbars that they choose to download, which was the most significant component in the increase in revenues. Additionally, we acquired the MaxOnline network which allows advertisers to run their ads across third-party Web sites in a number of subject channels. Finally, the Ask Jeeves Syndication Network continues to develop with revenues nearly doubling on a year over year basis.

Ask Jeeves, Inc.

Partially offsetting these sources of revenue was a decrease in revenues from licensing revenues in our Japanese joint venture, for which the amortization period of the license ended during the year.
In 2003 as compared with 2002, proprietary revenues grew significantly as we experienced growth in both traffic and pricing, in particular with paid listing products. New advertisers entered the paid placement marketplace contributing to the improvements. Additionally, as compared with 2002, we benefited from higher revenue sharing terms from our principal paid listing providers. For 2003 as compared with 2002, network revenues were slightly higher reflecting modest growth in the Ask Jeeves Syndication Network.
For 2005, we intend to seek revenue growth by increasing traffic to our Web sites. We intend to seek increased Web traffic by increasing our marketing efforts where we are planning an increase in advertising spending of approximately 40 percent year over year. Additionally, we plan to continue to invest in our core technologies, both domestically and internationally. We anticipate that by improving the relevance of our search results we will increase user satisfaction and therefore, usage of our sites.
Gross Margin
Gross profit consists of total revenues less cost of revenues. Gross margin means gross profit expressed as a percentage of total revenue.

	Year Ended December 31,
(dollars in thousands)	2004	Change	2003	Change	2002

Gross Profit	$185,174	116.9%	$85,375	86.6%	$45,746
Gross Margin	70.9%		79.6%		70.3%

Cost of revenues consists primarily of costs related to traffic acquisition for our network sites and the delivery of our search results. Costs to acquire traffic for our network sites include revenue-based payments and similar arrangements with third-parties who direct traffic to those sites. Costs related to delivering our search results include depreciation of Web site equipment, hosting and ad server management, salaries and related personnel costs and amortization charges related to technology acquired in some of our business combinations.
Gross margin percentage in 2004 decreased relative to 2003 primarily due to the additions to the network businesses, such as MySearch and MaxOnline, acquired during the year. The margin profile of the network business is different from that of the proprietary business due to traffic acquisition costs, or the portion of revenue earned that we share with our network partners. The addition of these businesses resulted in a higher portion of total revenues coming from network traffic which impacted gross margins. During 2004, cost of revenues included approximately $38.7 million in network traffic acquisitions costs compared to $5.8 million in 2003, reflecting an increase in costs from the additional network businesses we acquired from early May 2004. Further, gross margins were impacted by the addition of the amortization of acquired technology of approximately $9.0 million.
For 2003 as compared with 2002, gross margin increased primarily due to the increase in proprietary revenue, which grew faster than costs. On a dollar basis, cost of revenues increased $2.6 million to $21.9 million in 2003 as compared with 2002, reflecting increased traffic acquisition costs associated with the higher levels of traffic, partially offset by decreases in compensation-related costs and facilities charges relating to our restructuring activities.
We expect gross margin percentage in 2005 to be slightly lower as compared with 2004, reflecting the inclusion of the network business and the amortization of acquired technology for the full year.

Ask Jeeves, Inc.

Operating Expenses
Operating expenses consist of product development, sales and marketing, general and administrative and amortization of other intangible assets.
Product Development Expenses

	Year Ended December 31,
(dollars in thousands)	2004	Change	2003	Change	2002

Product development	$24,060	62.9%	$14,768	11.0%	$13,301
Percentage of total revenues	9.2%		13.8%		20.4%

Product development expenses consist primarily of salaries and related personnel costs, consultant fees and expenses related to the design, development, testing and enhancement of our technology and services. To date, all software development costs have been expensed as incurred.
Product development expenses increased on a dollar basis but decreased as a percentage of revenue during 2004 as compared to 2003 for several reasons. Compensation and related expenses increased as we significantly grew our research and development team in order to expand our Teoma technology and add new features on our Web sites. To a lesser extent, the increases were attributable to increased depreciation expense due to the purchase of computer-related assets used to expand our index as well as a nominal increase due to the addition of ISH operations.
Compared to 2002, product development expenses in 2003 increased on a dollar basis due to compensation-related expenses increases as we grew our research and development team in order to expand our Teoma technology and add new features on our Web sites. Higher compensation-related expenses were partially offset by a reduction in the use of consultants for product development activities.
During 2005, we expect to continue to invest in our core technologies. More than half of our planned hires are targeted in the technology area and we plan to increase capital spending by approximately 50 percent as we continue to expand our search technology both domestically and internationally.
Sales and Marketing Expenses

	Year Ended December 31,
(dollars in thousands)	2004	Change	2003	Change	2002

Sales and marketing	$69,047	116.4%	$31,902	22.8%	$25,973
Percentage of total revenues	26.4%		29.7%		39.9%

Sales and marketing expenses consist primarily of advertising, promotional and public relations expenditures, as well as salaries, commissions and related personnel expenses of our sales force.
During 2004, sales and marketing expenses increased compared to 2003, but decreased as a percentage of revenue. Costs increased on a dollar basis primarily as a result of the acquisition of ISH, but decreased as a percentage of total revenues as a result of higher revenue growth compared to sales and marketing expenses. We spent advertising dollars for user acquisition costs related to the ISH toolbars. Further, sweepstakes and prizes won by users on iWon.com are included in sales and marketing. Also, compensation expenses increased as we grew our sales force and paid higher levels of compensation due to revenue growth as well as due to the addition of the ISH sales force and marketing activities associated with their operations.

Ask Jeeves, Inc.

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
We plan to significantly expand our marketing efforts, including television advertising for Ask.com, in 2005. We are planning an increase in advertising of over 40 percent year over year.
General and Administrative Expenses

	Year Ended December 31,
(dollars in thousands)	2004	Change	2003	Change	2002

General and administrative	$27,396	44.0%	$19,025	25.5%	$15,163
Percentage of total revenues	10.5%		17.7%		23.3%

General and administrative expenses consist of costs for general corporate functions, as well as depreciation and other facilities charges. Also included is the provision for doubtful accounts, various accounting, investor relations and legal costs associated with operating our business, and administrative function salaries.
We experienced a dollar increase in general and administrative expenses during 2004 compared to the prior year, but experienced a decrease in general and administrative expenses as a percentage of revenue over the same period. Salaries and related expenses, as well as consultant fees, increased as we hired more employees and consultants to help support the overall growth of the company. Further, legal and insurance fees increased, as well as professional service fees related to consultants hired to help us meet Sarbanes-Oxley compliance requirements. Finally, we increased our spending on management training programs. On a dollar basis, general and administrative expenses increased in 2003 compared to 2002 due to several factors. First, we increased the use of consultants in 2003 particularly in the area of personnel development. Also, general and administrative salaries and incentive compensation increased as we expanded headcount to manage the growing business and rewarded employees for the company’s performance.
We expect general and administrative expenses as a percentage of revenue to decrease slightly in 2005.
Amortization of Other Intangible Assets

	Year Ended December 31,
(dollars in thousands)	2004	Change	2003	Change	2002

Amortization of other intangibles assets	$8,663	—	$—	—	$—
Percentage of total revenues	3.3%		—		—

During the second quarter of 2004, we completed the acquisitions of ISH and Tukaroo, which resulted in the creation of amortizable intangible assets, as described in “Acquisitions,” below.
Impairment of Long-Lived Assets

	Year Ended December 31,
(dollars in thousands)	2004	Change	2003	Change	2002

Impairment of long-lived assets	$—	(100.0%)	$702	(72.9%)	$2,592
Percentage of total revenues	—		0.7%		4.0%

Ask Jeeves, Inc.

During 2003 and 2002, we wrote off computer equipment, software, and furniture and fixtures that we disposed of or were no longer in use, resulting in charges of $702,000 and $2.2 million, respectively. Additionally, during 2002, we recorded impairment charges totaling $252,000 primarily related to acquired intangible assets of the discontinued E-tours product. There were no similar charges in 2004.
Restructuring Costs

	Year Ended December 31,
(dollars in thousands)	2004	Change	2003	Change	2002

Restructuring Costs	$—	—	$—	(100.0%)	$1,653
Percentage of total revenues	—		—		2.5%

During 2002, we implemented restructuring actions to better align our cost structure with our anticipated level of business activity. Those actions resulted in restructuring charges related to workforce reductions. There were no similar charges in 2003 or 2004.
Gain on Acquisition and Dissolution of Joint Ventures

	Year Ended December 31,
(dollars in thousands)	2004	Change	2003	Change	2002

Gain on acquisition and dissolution of joint ventures	$—	(100.0%)	$6,356	552.6%	$974

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
Interest Income, Net

	Year Ended December 31,
(dollars in thousands)	2004	Change	2003	Change	2002

Interest income, net	$1,098	(16.2%)	$1,311	(14.3%)	$1,530

Interest income relates primarily to interest earned on fixed income securities net of the amortization of capitalized issuance costs related to the convertible subordinated notes we sold in 2003. Interest income tends to correlate with the average balance of those investments and prevailing interest rates. Interest income in 2004 decreased from 2003 due to a decrease in securities held in interest-bearing accounts. We liquidated a significant amount of our marketable securities during the second quarter of 2004 to fund the ISH acquisition.
The decrease in interest income in 2003 over 2002 is due to the amortization of our capitalized issuance costs. Amortization of these costs totaled $407,000 for 2003. Without including this amortization, interest income in 2003 increased $188,000 from 2002 as our average balance of funds held in interest-earning investments increased. Net proceeds from the sale of the convertible subordinated notes are being held in marketable securities.

Ask Jeeves, Inc.

Interest Expense

	Year Ended December 31,
(dollars in thousands)	2004	Change	2003	Change	2002

Interest expense	$(173)	4.8%	$(165)	(65.5%)	$(478)

Interest expense arises primarily from interest accruing on outstanding borrowings under our line of credit and under our capital leases. During 2004 we assumed new capital leases when we purchased ISH and recorded interest expense on those leases. As such, interest expense was slightly up compared to 2003. During 2003 we repaid the outstanding borrowings under our line of credit, and paid off the remaining obligation under an older capital lease. As a result, interest expense decreased.
Other Income, Net

	Year Ended December 31,
(dollars in thousands)	2004	Change	2003	Change	2002

Other income, net	$191	(2.6%)	$196	263.0%	$54

Other income includes gains and losses from foreign currency transactions and the disposal of assets, as well as realized gains and losses from investments. Other income, net was relatively flat from 2003 to 2004.
During 2003 we recognized $300,000 in other income relating to professional services provided to our Japanese joint venture. This income was partially outweighed by foreign currency losses from our operations in European countries.
Income Tax Provision

	Year Ended December 31,
(dollars in thousands)	2004	Change	2003	Change	2002

Income tax provision	$4,679	147.4%	$1,891	—	$—

We recorded an income tax provision in the amount of $4.7 million in 2004 relating primarily to taxable foreign income from our international operations as well as alternative minimum tax (AMT) in the United States. The provision differs from the amount computed by applying the statutory federal rate principally due to the utilization of federal and state net operating loss carryforwards. The provisions increased from 2003 due to an increase in taxable foreign income in our international operations, and additional U.S. income subject to AMT.
Income (Loss) from Discontinued Operations

	Year Ended December 31,
(dollars in thousands)	2004	Change	2003	Change	2002

Income (loss) from discontinued operations	$716	(43.4%)	$1,264	112.1%	$(10,447)

On July 1, 2003, we completed the sale of certain assets used in our Jeeves Solutions business to Kanisa, Inc. pursuant to an Asset Purchase Agreement dated May 28, 2003, by and between us and Kanisa. Accordingly, the results of operations relating to this division have been reclassified in our financial statements as a discontinued operation.
During 2003, we recorded a gain of $2.5 million representing the excess of the purchase consideration received at closing over the book value of the assets sold, as well as the remaining amount of deferred license fees applicable to Jeeves Solutions. In exchange for the sale of such assets, we received

Ask Jeeves, Inc.

$3.4 million in cash at the closing and a promissory note for up to $750,000. During 2004, Kanisa paid $731,000 in partial satisfaction of the promissory note.
Total revenues related to the discontinued operations were $4.2 million, and $9.1 million for the years ended December 31, 2003, and 2002, respectively. The results of operations have been reclassified as loss from discontinued operations in the Consolidated Statement of Operations for all dates and periods presented.
We recorded a loss on discontinued operations of $1.2 million during 2003. Operating expenses decreased $11.6 million from 2002, primarily from our cost cutting efforts. Further, revenues in 2003 were $4.2 million compared to $9.1 million in 2002. As a result of the sale of the division on July 1, 2003, we only recorded six months of revenue compared to the twelve months of revenue we recorded in 2002.
During 2002, we recorded a loss on discontinued operations of $10.4 million.
Seasonality and Quarterly Fluctuations in Operating Results
Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. Factors that may adversely affect our results of operations include:

•	our ability to attract and retain advertisers and our ability to link our partners to potential customers;

•	the number of queries on our Web sites;

•	our ability to effectively manage our advertising inventory;

•	rate changes for advertising on our Web sites;

•	marketing expenses and technology infrastructure costs as well as other costs that we may incur as we expand our operation;

•	seasonal and other fluctuations in demand for our services and for advertising space on our Web sites;

•	our ability to develop and introduce new technology;

•	announcements and new technology introductions by our competitors;

•	the potential for foreign exchange losses;

•	our ability to attract and retain key personnel; and

•	costs relating to possible acquisitions and integration of technologies or businesses.
Because of the foregoing factors, we believe that period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance.
As Internet advertising continues the transition from an emerging to a more developed market, seasonal and cyclical patterns may develop in our industry that may also affect our revenues. Similar to traditional media, this may result in our advertising sales being lower during the summer vacation period. Additionally, the seasonality of traffic on our proprietary sites corresponds with overall Internet usage. Mirroring general Internet use trends, we expect that queries on our sites will be strongest in the first and fourth fiscal quarters and weakest in the third quarter. These trends reflect greater usage during the school year and less usage during holidays and the summer vacation period. Furthermore, seasonality in the retail industry may also affect the prices advertisers are willing to bid for keywords.

Ask Jeeves, Inc.

Seasonality in Internet usage is likely to cause quarterly fluctuations in our results of operations and could harm our business.
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
The total purchase cost for ISH of approximately $395.1 million consists of the following (in thousands except share data):

Common stock (9,093,590 shares at $25.73 per share)	$233,978
Vested Stock options (206,238 shares, at fair value)	4,766
Cash	143,984
Transaction costs	12,404

Total purchase cost	$395,132

The value of the common stock issued was determined based on the average market price of our common shares over the period commencing two days before and ending two days after the date on which the terms of the acquisition agreement were publicly announced. The fair value of the stock options was determined as of the same date using the Black-Scholes option valuation model.
The total purchase cost of the acquisition of ISH has been allocated to assets and liabilities based on management’s estimate of their fair value together with the use of valuation studies performed by a third party. The excess of the purchase consideration over the fair value of the net assets acquired has been allocated to goodwill. During the third and fourth quarter of fiscal 2004, certain adjustments, corrections, and reclassifications to the allocation of the purchase cost of ISH were made. These items resulted in a decrease to goodwill of $7.1 million. None of these items affected the results of operations for the year ended December 31, 2004. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$28,178
Other tangible assets	23,912
Amortizable intangible assets:
Developed/core technology	3,785
User base	30,608
Advertiser and distribution partner relationships	61,479
Trade names	5,105
Goodwill	264,898

Total assets acquired	417,965
Liabilities assumed	(27,547)
Deferred stock-based compensation (stockholders’ equity)	4,714

Total	$395,132

Amortizable intangible assets consist of developed technology, user base, advertiser and distribution partner relationships and trade names, with useful lives not exceeding five years. Goodwill represents

Ask Jeeves, Inc.

the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for income tax purposes. Goodwill will not be amortized for financial reporting purposes and will be tested for impairment, at least annually.
Net deferred tax assets related to the acquisition of Interactive Search Holdings had been fully offset by a valuation allowance.
LIQUIDITY AND CAPITAL RESOURCES
We consider all cash and highly liquid investments with an original maturity of less than three months at the date of purchase to be cash equivalents. Our primary recurring sources of cash are collections from advertisers (and from our paid listing providers) and proceeds from the exercise of employee stock options. The primary uses of cash are payroll (salaries, bonuses and benefits), general operating expenses (marketing and facilities) and capital expenditures. The following table presents our cash, cash equivalents and marketable securities, and related data, as of December 31, 2004 and 2003 (dollars in thousands).

	December 31,	December 31,
	2004	2003

Cash, cash equivalents and marketable securities	$109,702	$180,648
Current ratio*	3.4	10.7
Days sales outstanding	63	41

*	Calculated excluding deferred revenue
During the year ended December 31, 2004, cash, cash equivalents, and marketable securities declined by $70.9 million from $180.6 million at December 31, 2003 to $109.7 million at December 31, 2004 (of which cash and cash equivalents comprised $80.5 million). The decline was caused primarily by our acquisition of ISH on May 6, 2004, for which we paid $144.0 million in cash, issued approximately 9.1 million shares of common stock and assumed options to purchase approximately 200,000 shares of common stock.
Net cash provided by operating activities of $68.7 million for the year ended December 31, 2004 resulted primarily from income from continuing operations of $52.4 million adjusted for non-cash items, including depreciation and amortization of $9.8 million, amortization of intangible assets of $18.4 million and changes in working capital.
Net cash used in investing activities of $36.2 million resulted primarily from business acquisitions, net of cash acquired of $127.4 million and purchases of property and equipment of $19.5 million. Partially offsetting these expenditures was the proceeds from the redemption of marketable securities of $130.2 million.
Net cash provided by financing activities of $9.7 million resulted primarily from our issuance of common stock, mainly from the exercise of stock options. During the third quarter of 2004, we paid down a note payable of $2.1 million.
We have a revolving line of credit with a bank in the amount of $15.0 million. The line of credit expires on July 1, 2005. Borrowings under the line of credit bear interest at LIBOR plus 0.4%. All borrowings and letters of credit are collateralized by an equal amount of our marketable securities. The line of credit agreement contains various covenants. As of December 31, 2004, no borrowings were outstanding. Standby letters of credit of approximately $61,000 were issued and outstanding under the line of credit, which are being maintained as security for performance under lease obligations. Should we choose not to renew the line of credit, we do not believe our business would be harmed. Our

Ask Jeeves, Inc.

wholly-owned subsidiary, ISH, has additional standby letters of credit totaling $580,000, which are being maintained as security for a capital lease and office space.
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
Our existing cash and marketable securities balances may decline during 2005 in the event of a weakening in our business, or changes in our planned cash outlays. However, based upon our current business plan and revenue prospects, we anticipate that our existing cash and marketable securities will be sufficient to fund our anticipated needs for working capital and capital expenditures for at least the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to the risks detailed in the section “Risk Factors.” Additionally, cash and marketable securities balances may be used to fund strategic acquisitions of other companies, international expansion or products and technologies that are complementary to our business.
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
Off Balance Sheet Arrangements
As of December 31, 2004, our only unconsolidated subsidiary is Ask Jeeves Japan, which generally provides Ask Jeeves’ services within a defined geographic region. We do not have majority voting rights or majority residual interests in the assets or income of any off balance sheet entities, including Ask Jeeves Japan. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities. Accordingly, we are not materially exposed to any market, credit, liquidity or financing risk that could arise from engaging in such relationships.

Ask Jeeves, Inc.

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations
The following table summarizes our contractual obligations in specified categories at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less than
	Total	1 year	1-3 years	4-5 years	Thereafter

Convertible subordinated notes due June 1, 2008*	$115,000	$—	$115,000	$—	$—
Capital leases	1,170	710	460	—	—
Non-cancelable operating leases	20,927	3,681	5,835	5,343	6,068

Total	$137,097	$4,391	$121,295	$5,343	$6,068

*	The notes are convertible at any time prior to maturity into shares of our common stock at a conversion price of $16.90 per share, subject to certain adjustments. In the event of such conversion, we will have the right to deliver cash (or a combination of cash and shares of common stock) in lieu of shares of our common stock.

Ask Jeeves, Inc.

Risk Factors
This annual report contains forward-looking statements that are subject to risks and uncertainties. Our actual results could differ materially from those anticipated by our forward-looking statements. Among the important factors that might cause such a difference are the risks described below. You should carefully consider the risks described below before making any investment decision in our securities; however, the risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial might also impair our business operations. Our business, financial condition or results of operations could be materially and adversely affected by any of these risks. The trading price of our common stock or other securities might decline due to any of these risks, and you might lose all or part of your investment.
Risks Related to our Business
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
We derive a significant percentage of our revenue from our targeted-advertising supply arrangements with Google Inc. Any early termination, non-renewal, breach or other performance deterioration under these contracts could harm our results of operations.
We have entered into several agreements with Google Inc. pursuant to which Google supplies paid listings and other services to some of our Web sites. We derive a significant percentage of our revenue from these agreements. For the year ended December 31, 2004, our revenue from Google under these agreements comprised 69% of our total revenues. These agreements include the following:

•	In 2002, Ask Jeeves, Inc. entered into an agreement with Google Inc., to participate in Google’s sponsored links program (subsequently renamed AdWords). Under this agreement, Google sells paid listings to hundreds of thousands of advertisers and we display their paid listings on specified U.S. Ask Jeeves and Teoma brand Web sites in response to keywords in users’ search queries. Google’s advertisers pay a fee whenever users click on the paid listings. Under this agreement, we also syndicate Google’s paid listings, together with our search results, to third-party Web sites in the Ask Jeeves Syndication Network. In exchange for making the Web traffic on these various sites available to Google’s advertisers, we share in the revenue generated from those advertisers. This U.S. agreement with Google was scheduled to terminate in September 2005 (but allowed for termination for convenience by either party during September or October

Ask Jeeves, Inc.

of 2004). On July 26, 2004, this agreement was amended and restated to, among other changes, extend its scheduled term until December 31, 2007.

•	In May 2003, one of our European subsidiaries entered into an agreement with a Google subsidiary to display Google’s paid listings on our Ask Jeeves’ brand U.K. Web site, replacing a previous paid listing provider. We share in the revenue generated when users click on those paid listings. This agreement with Google was scheduled to terminate in May 2005. On July 26, 2004, this agreement was amended to, among other changes, extend its scheduled term until December 31, 2007.

•	In May 2003, Focus Interactive, Inc. (formerly known as The Excite Network, Inc.), a wholly-owned subsidiary of ISH, entered into an agreement with Google. (We acquired full ownership of Focus Interactive in May 2004 upon our acquisition of ISH.) Under this agreement, Google supplies both paid listings and search results to specified Web sites owned and operated by Focus Interactive. Focus pays a fee for the search results and shares in the revenue generated by the paid listings. The initial term of this agreement was scheduled to expire August 31, 2007. On July 26, 2004, this agreement was amended to, among other changes, extend its scheduled term until December 31, 2007.

•	In September 2003, Focus Interactive entered into an agreement with Google to participate in its content-targeted ad program (subsequently renamed AdSense). Under this agreement, Google supplies content-targeted ads to some of the Web sites owned and operated by Focus Interactive and the parties share in the revenue generated by those ads. Content-targeted ads are similar to paid listings in that they are selected for display based upon the user’s current interests. However, paid listings are textual links selected for display on a search results page based on keywords in the user’s search query; whereas content-targeted ads may appear on any type of Web page and are selected for display based upon the subject matter of that page (which Google attempts to determine by crawling, hand-mapping, spotting keywords or other means) and might appear in text, audio, video, graphic or some other format. The term of this agreement is scheduled to expire August 31, 2007.

If our contracts with Google are not renewed by mutual agreement of the parties, or if Google fails to perform under these contracts or if they are terminated for any other reason, we would need to find another suitable provider or otherwise replace the lost revenues. Although alternate paid listing providers—such as Yahoo! Search Marketing Solutions (formerly known as Overture Services, Inc.) and FindWhat.com—are currently available in the market, the paid listing market has experienced recent consolidation (for example, Espotting Media merged with FindWhat.com), and we face the risk that we might be unable to negotiate equally advantageous terms with the remaining providers. Even if we were to negotiate equally advantageous terms, we would face the risk that such providers might supply us with less-relevant links (which would be less likely to attract clicks and thus less likely to generate revenue).
Similarly, if Google’s performance under these contracts unexpectedly deteriorates we will earn less revenue from our relationship with it. Performance deterioration could occur:

•	if Google were to change its relevance-ranking procedures such that it started delivering paid listings that are less relevant to the user’s query (and thus less likely to attract the user’s click);

•	if Google were to experience service level interruptions due to causes beyond its control; or

•	if Google’s advertiser base were to diminish to such an extent that Google’s could no longer provide adequate coverage against the keywords in our users’ queries.

Ask Jeeves, Inc.

If Google’s performance under our contracts with it were to deteriorate due to any of the above (or other) causes, our results of operations could be harmed.
Finally, if our ability to generate Web traffic for paid listings and content-targeted ads decreases, we will not continue to receive the same level of revenues from Google notwithstanding our continued contractual relationship.
If the performance of our search toolbar distribution channels declines, or if our distributors decide not to renew our distribution arrangements at the end of the applicable contract terms, we will likely experience reduced search volume and lower advertising revenue.
A material portion of our revenue is generated by searches originating from our search toolbars. We distribute our search toolbars to the public through a variety of channels, including through downloadable software bundles distributed by third-parties. We face the risk that our distribution channels might not continue to produce new toolbar installations at the rates experienced in the recent past due to any number of causes, such as increasing competition for inclusion in the most popular downloadable software bundles, increasing public suspicion that any downloadable application might contain spyware or adware, and the increased legal difficulties faced by key elements of some software bundles such as peer-to-peer file sharing applications. We are experiencing some of these problems and we face a risk that these problems will become worse. We also face a risk that our distributors will not renew our distribution agreements at the end of the applicable contract terms. Any decline in the effective toolbar installation rate we generate will likely cause us to experience reduced query volume and lower advertising revenue.
We expect our operating expenses to continue to increase as we invest in increasing brand loyalty through marketing and promotion, enhancing our search technologies, developing our media properties and acquiring other businesses.
We currently expect that our operating expenses will continue to increase as we continue to invest in:

•	increasing brand loyalty through marketing and promotion (including print and television campaigns in 2005);

•	enhancing our search technologies;

•	improving and expanding our portal content and our fun web products;

•	increased funding of product development;

•	international expansion;

•	developing and commercializing additional media properties; and

•	acquiring and integrating complementary businesses and technologies.
We face a risk that these investments will not result in commensurate increases in our Web traffic or revenues. If our expenses increase at a greater pace than our revenues, our operating results will likely be harmed.
Our business model is still evolving along with the business models of our competitors, and it is difficult to predict our future competitive position.
Our advertising revenue and gross margin performance currently depend on our ability to attract search traffic and the mix of proprietary traffic and network traffic. These factors changed substantially in 2004 as we acquired ISH and altered our business model to take advantage of the opportunities it

Ask Jeeves, Inc.

provided. It is likely that our business model will continue to change in the future, in response to technological change, strategic innovations, acquisition opportunities or other factors. In particular, strategies for driving Web traffic to destination search sites and for increasing search toolbar installations (as well as counter-strategies for diverting traffic and reducing installations) are rapidly emerging and evolving. It is still difficult to predict which practices, if any, will emerge as industry standards and whether we will be positioned to make use of the most effective new strategies that do emerge. This uncertainty makes it difficult to project long-term Web traffic and revenue per query trends.
Similarly, we regularly seek to optimize our revenue per query and other metrics by experimentally changing the advertising implementation and other operational variables on our Web sites. We face a risk that benefits observed in a test environment might not be realized when the changes are implemented across all users (particularly for changes that initially result in lower monetization with an expectation of offsetting longer term benefits).
If we cannot maintain the popularity of our search services among Internet users, our business will be significantly harmed.
Our proprietary search sites will be successful only if a critical mass of Internet users regularly uses our search services as a method of navigating the Internet. Internet users have a variety of other search options, including other search engines and subject-matter directories, available to them to find information on the Web. Our search technologies, including our Teoma technology, are novel. It is difficult to predict the rate at which users will sample our services and the extent to which they will adopt them as their search technology. Even in the case of repeat users, it is difficult to know whether they return to our Web sites because they are satisfied with our offerings or because they are dissatisfied with the alternatives. At any time, users of our services might revert to prior search techniques or choose new search techniques altogether. Widespread acceptance of our search technologies and services might not occur. If we cannot maintain the popularity of our search engine among Internet users, our business will be significantly harmed.
If we fail to compete effectively against Google, Yahoo!, MSN, AOL and other smaller companies, we will lose market share.
We compete against some of the world’s largest internet media companies in the following areas, each of which is intensely competitive and rapidly changing.

•	Destination Search Traffic. Destination searches occur when an Internet user navigates to a search engine site, such as Ask.com, in order to submit his or her query on that particular site. We seek to attract destination search traffic primarily by delivering world-class search services that users will find intuitive and satisfying, and also through advertising campaigns, site innovations, and other initiatives designed to enhance public opinion of Ask Jeeves brand search. In these efforts, we compete against other branded search site operators such as Google Inc. and Microsoft, which is promoting its new MSN Search as a destination search site.

•	Convenience Search Traffic. Convenience searches occur when an Internet user submits a query through any easily available search box. We seek to attract convenience search traffic by operating three search-centric portals (Excite.com, iWon.com and MyWay.com) and by distributing search toolbars together with our Fun Web Products and other popular downloadable applications. Our portals compete against the portals operated by Yahoo! Inc., America Online (AOL) (a division of Time Warner Inc.) and the Microsoft Network (MSN), as well as against other engaging, or “sticky,” sites that display competitive search boxes. Our

Ask Jeeves, Inc.

desktop search toolbar competes against Google’s Desktop Search product, Yahoo!’s Desktop Search and MSN’s Deskbar as well as other products offered by smaller competitors. Our Internet search toolbars and Fun Web Products compete against an increasing number of diverse downloadable applications that include search functionality, such as Yahoo!’s “Companion Bar” and MSN’s “Toolbar Suite.” Microsoft has also announced that it plans to integrate expanded search functionality into the next version of the Windows operating system.

•	Search Syndication and Advertising Networks. In our efforts to attract third-party Web site publishers to join our search syndication network and our MaxOnline advertising network, we compete against the search and advertising services offered by Google Inc. and Yahoo! Search Marketing Solutions (formerly known as Overture Services, Inc.), as well as against other online advertising networks such as FindWhat, Kanoodle, Advertising.com (owned by Time Warner Inc.) and several smaller providers. In our efforts to establish direct relationships with advertisers we compete against those same online advertising networks as well as against non-Internet media publishers and traditional advertising agencies.

Some of our existing competitors such as Google, Yahoo!, AOL and MSN (as well as potential new competitors), have longer operating histories, greater name recognition, larger customer bases and significantly greater technical and financial resources than we do. These competitors have in the past and likely will in the future use their experience and resources against us in a variety of competitive ways, including by making key acquisitions, running more visible marketing campaigns, investing more aggressively in research and development and expanding their search indices to new areas of offline content. For example, both Google and Yahoo! recently started indexing the content of certain TV programs; and Google has announced plans to index scholarly journals as well as to digitize and index the permanent collections of five U.S. libraries. Further, Google has been steadily expanding its service offerings beyond search into complementary services, such as a web-based email service, a Web log service, a picture organization tool and movie ticket sales. It is difficult to predict the rate at which users will sample such competitive services, however over time the availability of such services from our competitors might erode our Web traffic.
In addition, some of our competitors do not monetize queries as aggressively as we have in the past. For example, we attempt to optimize the layout of paid listings relative to Web results (and other elements) on our search result pages so as to maximize revenue over time. Consequently, the sponsored elements on our result pages tend to be relatively more prominent than on some of our competitors’ pages. If we were to adjust our balance (for example by reducing monetization efforts per query) in order to increase user frequency over time, our revenues might decline, at least in short run, with no assurance of commensurate gains over the long run.
Moreover, vertical integration appears to be increasing in the Internet search and advertising industry. For example, in the past few years, Yahoo! has acquired several search engines (Inktomi, AltaVista and AllTheWeb) as well as Overture Services, Inc., a provider of search services, paid listings and related advertising. Similarly, as mentioned above, Google administers its own advertising networks and is expanding into services beyond pure search. Vertically integrated search providers, like Yahoo! Inc. and Google Inc. have greater resources and functionality, and might be able to inhibit our access to advertisers or end users.

Ask Jeeves, Inc.

Some of our competitors provide Internet access, operating systems, online services or computer hardware to our users. To the extent such providers exploit their position to impair users’ continued access to our search services, our search traffic might fall, perhaps significantly.
Accessing the Internet requires various resources, such as computer hardware, an operating system, an Internet service provider, and an Internet browser. Some of our competitors happen to be suppliers of those resources. For example, MSN is an Internet service provider and Yahoo! collaborates with another Internet service provider, SBC, to provide services to SBC’s subscribers. In those roles, our competitors occupy positions of trust with the users. We face the risk that our competitors might exploit that trust to our disadvantage, such as by encouraging users to uninstall our search toolbars and install their own. Similarly, we face a risk that other computer manufacturers or other providers of Internet access, operating systems, online services or browsers might decide to enter the search market and leverage their privileged position for their own benefit. Microsoft, in particular, has recently developed its own search algorithm and has announced that the next version of Windows will include expanded search functionality. To the extent that any such actions by our competitors occur or continue, we will likely experience reduced query volume and lower advertising revenue.
Our growth will depend on our ability to attract and retain new users through effective promotional campaigns.
We believe that favorable perceptions of our search and portal brands are essential to our future success. Accordingly, we intend to continue pursuing brand-enhancement strategies, which may include mass market and multimedia advertising, promotional programs and public relations activities. As with any public awareness campaign, we face the risk that our expenditures might not lead to the desired result; that is, we might experience no net increase in our brand recognition, brand loyalty, number of new users, or Web site traffic. Furthermore, even if such increases occur, they might not be sufficiently large to justify the expenditures. If we are unable to promote brand awareness and loyalty, we are unlikely to attract new users and our existing user base might shrink through attrition.
If we are unable to develop, acquire or otherwise provide our users with access to new search products and portal enhancements as rapidly and successfully as our competitors, we might be unable to maintain user satisfaction with our search and portal sites.
In the highly competitive, consolidating, and rapidly changing Internet environment, our future success depends in large part on our ability to develop, acquire or otherwise provide our users with access to popular new technologies and product enhancements as quickly as our competitors. Our recent efforts in this regard include our 2004 internal development of the MyJeeves service and our 2005 acquisition of technology from Trustic. However, our competitors continue to commit substantial resources to service innovations. If we fail to develop, acquire, or otherwise make important new technologies and product enhancements available to our users as rapidly or successfully as our competitors, we might lose market share and never recoup our development or acquisition costs.
Recent acquisitions and any future acquisitions might disrupt our business, dilute stockholder value, divert management attention or be difficult to integrate.
In mid 2004, we acquired Interactive Search Holdings, or ISH, which nearly doubled the size of our company, as well as Tukaroo, Inc., a small private company. In early 2005, we acquired the stock of another small, privately-held company, Trustic (Bloglines.com). We may in the future seek to acquire or invest in additional businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. The integration of ISH’s operations with our own required significant

Ask Jeeves, Inc.

management attention and, in some respects, is still ongoing. This and any future acquisitions might disrupt our internal operations or otherwise require excessive management attention, which could negatively affect other corporate initiatives. The potential risks of any acquisition include:

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
If we experience any of the above problems, or are otherwise unable to integrate future acquired companies successfully or to create new or enhanced services, we might not achieve the anticipated benefits from our acquisitions. If we fail to achieve the anticipated benefits from the acquisitions, we might incur increased expenses and experience a shortfall in our anticipated revenues and we might not obtain a satisfactory return on our investment. In addition, if a significant number of employees of acquired companies fail to remain employed with us, we may experience difficulties in achieving the expected benefits of the acquisitions.
We also might spend significant management time and costs in pursuing acquisitions that do not come to fruition.
If we fail to maintain effective internal financial and managerial systems, controls and procedures, our results of operations may be harmed.
Our past business realignment and reductions in workforce placed a significant strain on our managerial staff, financial controls and operational resources as our employees assumed greater responsibilities and learned to manage their increased workload with reduced resources. Although we added additional staff and resources since becoming profitable, we encountered additional challenges which again stretched our management resources very thin. In particular, our effort to review and revise our internal controls in anticipation of the first Internal Control Report (which is included in this annual report) placed a significant strain on our managerial resources and caused us to delay business initiatives that we would have otherwise undertaken. Integrating the internal control systems of ISH (and our other corporate acquisitions) with our own was also time consuming and resource intensive. We continue to evaluate our operational and financial systems and our managerial controls and procedures to determine what changes, if any, might help us to manage our current operations better. We face the risk that our systems, procedures and controls might not remain adequate to support our operations or to maintain accountability for our assets. Any such failure could harm our results of operations.

Ask Jeeves, Inc.

Our current international operations expose us to several risks and our planned international expansion efforts in 2005 might lose money.
Currently, we operate a separate Web site, Ask.co.uk, located in Dublin, Ireland, that provides Internet search services to our users in the United Kingdom and Ireland. In addition, we hold a 47% interest in Ask Jeeves Japan, a joint venture operating a recently-launched Japanese-language Web search site with Japan-specific content.
During 2005, we expect to establish local language search sites in several European markets, starting with Spain. Each site will likely be supported by a small office of local employees.
Establishing foreign operations is a significant investment that might not produce desired returns. However, our competitors are expanding their operations internationally, thus if we do not expand internationally we risk losing market share.
Like our current foreign operations, our future expansion efforts will be subject to risks associated with all international operations, including:

•	the impact of business cycles and downturns in economies outside the United States;

•	longer payment cycles and greater difficulty in accounts receivable collections;

•	time and resources required to comply with foreign regulatory requirements;

•	unexpected changes in regulatory requirements;

•	difficulties and costs of staffing and managing foreign operations;

•	challenges of complying with local labor laws;

•	potential tax liabilities if our transfer-pricing practices are successfully challenged by the tax authorities of the nations in which we operate;

•	reduced protection for intellectual property rights in some countries;

•	unanticipated tax costs associated with the cross-border use of intangible assets;

•	political and economic instability;

•	fluctuations in currency exchange rates;

•	difficulty in maintaining effective communications with employees and customers due to distance, language and cultural barriers;

•	lower brand recognition for Ask Jeeves and the Jeeves character in non-English speaking countries;

•	lower per capita Internet usage in many foreign countries, for a variety of reasons including lower disposable incomes, lack of adequate telecommunications and computer infrastructure and concerns regarding online security for e-commerce transactions; and

•	competition in international markets from a broad range of competitors.
If we are unable to enhance the content and services of our portal Web sites over time, our user base may decline and our attractiveness to advertisers may diminish.
We operate proprietary portal sites (at Excite.com, MyWay.com and iWon.com) and implement and manage co-branded portal sites for third parties. We intend to introduce additional or enhanced content and services on these portals in the future in order to retain our current users, attract new

Ask Jeeves, Inc.

users and remain attractive to advertisers. Our reputation and brands could be adversely affected if we introduce content or a service that is not favorably received. We have in the past and may continue in the future to experience difficulties that delay the introduction of new content or services. Further, new content and services have in the past and might in the future contain errors that we discover only after they are introduced, requiring us to disable them while we modify their design to correct these errors. Implementing enhancements to our web site is costly and requires significant time from our engineering personnel. Any delays we experience in implementing enhancements to our portals might reduce our user base and diminish our attractiveness to advertisers. If we are unable to continue to enhance the features and functionality of our portal sites on a timely and cost-effective basis to meet evolving user demands and compete effectively with other portals, or if these enhancements do not achieve widespread market acceptance, our existing user base might not visit our portal Web sites as frequently. Our failure to grow our user base or frequency of visits to our portal sites might diminish our attractiveness to advertisers.
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
The business model of our iWon portal and certain other products we distribute is premised upon our ability to operate sweepstakes. Sweepstakes are subject to the gambling, lottery and disclosure laws of various jurisdictions in which we offer our sweepstakes. Currently, iWon sweepstakes are open to residents of the U.S. and Canada (other than Quebec). Although we outsource the operation of certain aspects of our sweepstakes to SCA Promotions, an independent sweepstakes execution company, and we believe that we operate our sweepstakes in compliance with current laws and regulations in all applicable jurisdictions, we might not be in full compliance and these laws and regulations might change in the future. If new laws or regulations are adopted that proscribe or limit our ability to conduct sweepstakes online through our iWon Web site (or other products) or significantly limit the range of individuals who can participate in our sweepstakes, the long term ability of our iWon portal (or these products) to generate revenues would be severely undermined. From time to time, Congress and state legislatures and regulatory agencies announce initiatives aimed at the sweepstakes industry in general or regulating Internet sweepstakes in particular. We believe that additional laws and regulations are likely to be enacted, but we cannot predict what they will be or what effect they might have. If we expand our sweepstakes business model internationally, we may be subject to additional international sweepstakes regulation. Additionally, the Internet is a relatively new medium for sweepstakes, and it is difficult to predict how existing laws and regulations will be applied to our businesses.

Ask Jeeves, Inc.

Risks Related to Operating in our Industry
A decrease in expenditures by advertisers and direct marketers or a downturn in the economy could cause our advertising revenues to decline significantly in any given period.
We generate our revenue almost entirely from advertising, directly or indirectly. We sell ads on our portals and search sites, we sell and syndicate ads for display across the MaxOnline advertising network and the Ask Jeeves Syndication Network, we provide other direct marketing services through AJinteractive and we display ads supplied to us by Google’s AdWords and AdSense Programs. We believe that a large portion of our advertising revenue is derived from ad purchases by Web publishers, direct marketers, advertisers and advertising agencies. Expenditures by those advertisers and direct marketers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. We expect our ad revenues to continue to exhibit cyclicality. Although online advertising spending is generally expected to increase over the next few years, we face the risk that online advertising spending might increase slower than predicted, or not at all, or that our market share for online ad dollars might decline. As a result of these risks, our revenues from marketing and advertising services might not increase or might decline significantly in any given period.
New technologies could block our ads, which would harm our business.
Technologies might be developed that users could use to block the display of our ads, or allow users to preview the pages to which price-per-click ads lead without clicking on the ads. Most of our revenues are derived from fees paid to us (or to our paid listing providers) by advertisers in connection with the display of ads on portals and in connection with clicks on price-per-click ads on our search result pages. As a result, ad-blocking technology or page preview technology could adversely affect our operating results.
Index spammers could harm the integrity of web search results, which could damage our reputation and cause our users to be dissatisfied with our services.
There is an ongoing and increasing effort by “index spammers” to develop ways to manipulate the results lists of leading search engines in order to make the spammers’ sites appear near the top of the results lists. For example, our Teoma search technology ranks a Web page’s authority based in part on the relevance of the Web sites that link to it, and spammers often link a group of Web sites together in an attempt to cause Teoma to over-estimate a site’s authority and thereby increase its ranking in the results list. We take this problem very seriously because providing relevant and authoritative information to users is critical to our success. This problem also affects Google and Yahoo!, which provide search results on some of our sites (including MySearch.com). If we or our competitors are unable to develop more sophisticated algorithms that are not influenced by index spam, our reputation for delivering relevant information could be diminished and the usefulness of Internet search engines, in general, could fall. Either result could cause a decline in our user traffic which, in turn, would result in lower proprietory and network revenues.
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

Ask Jeeves, Inc.

We have network and server equipment located at MCI in Massachusetts and New Jersey, MFN/ AboveNet in California and England, Qwest in New Jersey, Esat Telecommunications in Ireland and Equinox in Japan. Although we believe that our current back-up methods are adequate, we face the risk that our back-up servers might fail or might cause an interruption in our service.
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
The presence or perception of click-fraud in the market might reduce our ad revenues.
A majority of our revenue arises from ads that are sold to advertisers on a price-per-click (or PPC) basis, meaning that the advertiser pays a fixed fee every time a user clicks on the ad. This pricing model is vulnerable to so-called “click-fraud,” which occurs when clicks are submitted on PPC ads by a party who is motivated solely by a desire to generate revenue for the Internet site displaying the ad (or for the online advertising network syndicating the ad). Although we and our paid listing providers have systems in place that seek to detect systematic click-fraud, these systems might not be able to detect all instances of click-fraud. Recently a purported class action lawsuit was filed against us and several other internet media companies offering PPC advertising (including Google and Yahoo!) seeking to recover amounts allegedly overcharged to advertisers as a result of fraudulent clicks. Although we intend to defend this lawsuit vigorously, if advertisers come to perceive click-fraud as a widespread and pervasive problem, regardless of its true extent, their evaluation of PPC ads’ effectiveness—and thus their willingness to purchase PPC ads—might decline. Any reduction in the growth rate of PPC advertising online will likely cause a corresponding reduction in our revenues.
Our long-term success depends upon the growth and acceptance of Internet advertising as an effective alternative to traditional advertising media.
We compete with traditional media including television, radio and print, in addition to other high-traffic Web sites, for a share of advertisers’ total advertising expenditures. We face the risk that advertisers might find Internet advertising to be less effective than traditional media at promoting their products or services and may reduce or eliminate their expenditures on Internet advertising. Many potential advertisers and advertising agencies have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to Internet advertising.

Ask Jeeves, Inc.

Acceptance of the Internet among advertisers will depend, to a large extent, on the perceived effectiveness of Internet advertising and the continued growth of commercial usage of the Internet, particularly internationally. Filter software programs that limit or prevent advertising from being displayed on a user’s computer are available. It is unclear whether this type of software will become widely accepted, but if it does, it would negatively affect Internet-based advertising. Our business could be seriously harmed if the market for Internet advertising does not continue to grow.
Legal actions may be initiated against us seeking to hold us liable for our links to, or advertising for, third-party Web sites.
Our Internet search services are designed to link users directly to a page within a third-party Web site that contains a response to a user’s query. We also display ads linking to relevant commercial Web sites. These direct links might expose us to legal actions seeking to hold us liable for the content of those third-party Web sites. These actions might claim, for example, that we should be liable for copyright or trademark infringement or other unauthorized actions by the third-party Web site. Although defenses are available to many claims for copyright infringement under the Digital Millennium Copyright Act, they require us to follow specified procedures, which we might fail to follow precisely. Other claims may be based on errors or false or misleading information provided through our Web sites, including information deemed to constitute legal, medical, financial, investment or other professional advice. Other claims may be based on our links to sexually explicit Web sites and our provision of sexually explicit advertisements when this content is displayed. And still other claims may be based on allegations that we link to sites engaged in illegal conduct. For example, along with Google, Yahoo! and other search companies, we are currently defending a purported class action lawsuit premised on our past display of ads for online gambling sites. We do not believe that such claims generally have legal merit, but defending against any such legal actions can be expensive and distract management. Implementing measures to reduce our exposure to such claims may require us to spend substantial resources and limit the attractiveness of our service to users.
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
In 2004, our AJinteractive ad sales division began serving banner, tower and interstitial ads to its advertising network utilizing our AdVision technologies. These ad management technologies reside in data centers in multiple locations in the United States. Continued and uninterrupted performance of these technologies is critical to AJinteractive’s ad serving success. Network partners and advertisers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to deliver advertisements without significant delay to the viewer or our ability to deliver an advertiser’s online marketing campaign as scheduled. Sustained or repeated

Ask Jeeves, Inc.

system failures would reduce the attractiveness of AJinteractive’s products and services to customers and could result in contract terminations or damages resulting from claims or litigation, thereby reducing revenue. Slower response time or system failures may also result from straining the capacity of our technology due to an increase in the volume of advertising delivered through AJinteractive’s servers. To the extent that we do not effectively address any capacity constraints or system failures at AJinteractive, our reputation would be adversely affected.
Spyware and adware concerns might result in reduced revenue from our toolbars or search services.
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
Moreover, in response to spyware and adware concerns, several programs are available that claim to identify and remove spyware and adware from users’ computers. Our toolbars do not contain spyware or adware. However, some of our search toolbars have, from time to time, been identified by these programs as spyware or adware. We actively seek to persuade the authors of the anti-spyware and anti-adware programs that our toolbars should not be included on their lists. However, to the extent that we are not successful, or to the extent that new anti-spyware and anti-adware programs classify our toolbars as spyware or adware, our goodwill might be harmed and users of those programs might uninstall our toolbars. Loss of goodwill or a decline in our installed user base could cause our Web traffic, and thus our ad revenues, to decline.
If we do not adapt our search services for users of cell phones, PDAs and similar devices, we might lose market share as users increasingly use handheld devices to access the Internet.
In the coming years, the number of individuals who access the Internet through devices other than a personal computer is expected to increase. These alternative devices include personal digital assistants, known as PDAs, cellular telephones and television set-top devices. The low resolution, functionality and memory currently associated with some of these alternative devices might prevent or impede their users from accessing our graphics-rich Web services. It could also impair our ability to monetize the user traffic, even if we launch services targeted at handheld devices. Recently, some of our competitors have launched services for users of handheld devices. Unless we successfully launch versions of our Web search service and popular portal contents that are easily accessible through these alternative devices, we face a risk of losing market share as users make increasing use of these alternative devices to access the Internet.
Our ability to remain profitable might depend on continued growth of Internet use.
Our revenue model depends in large part on the volume of Internet user traffic to our Web sites. Our international expansion plans will be harmed if Internet usage does not continue to grow in our overseas markets or grows at significantly lower rates compared to expected trends. The continued

Ask Jeeves, Inc.

growth of the Internet internationally is subject to various risks, many of which are outside our control. These risks include the following in each market:

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
Our success depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees with skills in search technology is intense. We have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we fail to attract, retain and motivate highly-skilled employees, our business will be harmed.
We may face potential liability, loss of users and damage to our reputation for violation of privacy policies.
Each of our various Web sites has a policy in place governing our use of any personally identifiable information we might obtain from users of that site. In the past, the Federal Trade Commission has investigated companies that have used personally identifiable information without permission or in violation of a stated privacy policy. Similarly, under the U.K. Data Protection Act and the E.U. Data Protection Directive, a failure to ensure that personal information is accurate and secure or a transfer of personal information to a country without adequate privacy protections could result in criminal or civil penalties. If we use personally identifiable information without permission or in violation of our policies, we may face potential liability.
Privacy concerns relating to our products and services could damage our reputation.
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

Ask Jeeves, Inc.

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
Several recent federal laws could have an impact on our business. The Digital Millennium Copyright Act is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party Web sites that include materials that infringe copyrights or other rights of others. The Children’s Online Privacy Protection Act and the Prosecutorial Remedies and Other Tools to End Exploitation of Children Today Act of 2003 are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Such legislation may impose significant additional costs on our business or subject us to additional liabilities.
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

Ask Jeeves, Inc.

Third parties might bring intellectual property infringement claims against us that would be expensive to defend and, if successful, could subject us to significant liability and block us from using key technology.
From time to time in the ordinary course of business we have been subject to claims of alleged infringement of the trademarks, patents, and other intellectual property rights of third parties. Any such claims, if made, and any resulting litigation, should it occur, could subject us to significant liability for damages. In addition, even if we prevail, litigation could be time-consuming and expensive to defend, and could result in the diversion of our time and attention. Any claims from third parties might also result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into license agreements that might not be available on reasonable terms, or at all.
Risks Related to Accounting Matters
The employee compensation practices we adopt in response to new option expensing rules might reduce our ability to attract qualified new employees, diminish our cash available for marketing, product development and other uses, and cause our profits and stock price to decline.
We currently account for the issuance of stock options to employees using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. As a result we generally recognize no compensation cost for employee stock options. Commencing in the third quarter of 2005, however, we will be required to begin accounting for the fair value of stock options granted to employees as compensation expense under FASB Statement No. 123, revised 2004 (SFAS 123(R)), Share-Based Payment, which is a revision of FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. Our management and the compensation committee of our board of directors have not yet decided how our compensation practices will change in response to the new accounting requirements. However, we might decide to decrease the number of employee stock options granted to existing and prospective new employees. Such a reduction could affect our ability to retain existing employees and attract qualified candidates. In order to prevent any net decrease in their overall compensation packages, we might decide to make corresponding increases in the cash compensation we pay to current and prospective new employees. An increase in employee wages and salaries would diminish our cash available for marketing, product development and other uses and might cause our GAAP profits to decline. Any of these effects might cause the market price of our stock to decline, particularly if investors conclude that any resulting decrease in reported profits from and after the third quarter of 2005 was caused by operational problems rather than by accounting rule changes.
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

Ask Jeeves, Inc.

could cause us to recognize lower revenues. These changes may extend sales cycles, increase administrative costs and otherwise harm our business.
Risks Related to the Capital Markets
We might not be able to secure additional financing to meet our future capital needs.
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
Our stock price might fluctuate significantly regardless of our actual operating performance.
Our common stock is listed for trading on the Nasdaq National Market. The trading price of our common stock has been and may continue to be highly volatile. Our stock price may be subject to wide fluctuations in response to a variety of factors, including:

•	actual or anticipated variations in quarterly operating results and announcements of technological innovations;

•	new products or services offered by us or our competitors;

•	changes in financial estimates by securities analysts;

•	changes in research coverage by securities analysts;

•	conditions or trends in the Internet search and advertising industries;

•	any announcement by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	sales by current holders of our common stock and general financial conditions and investor sentiment regarding Internet companies generally; and

•	other events that may be beyond our control.
In addition, the Nasdaq National Market, where many publicly held Internet companies are traded, has periodically experienced extreme price and volume fluctuations. These fluctuations may be unrelated or

Ask Jeeves, Inc.

disproportionate to the operating performance of these companies. These broad market and industry factors may harm the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of an individual company’s securities, securities class action litigation often has been instituted against that company. This type of litigation could result in substantial costs and a diversion of management’s attention and resources. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.
If we fail to meet the expectations of public market analysts and investors, the market price of our common stock might decrease significantly.
Public market analysts and investors have not been able to develop consistent financial models for the Internet market because of the unpredictable rate of growth of particular Internet sites, the rapidly changing models of doing business on the Internet and the Internet’s relatively low barriers to entry, among other factors. As a result, and because of the other risks noted in this discussion, our actual results might not meet the expectations of public market analysts and investors in future periods. If this occurs, the price of our common stock will likely decrease.
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
Provisions in Delaware law and our charter, stock option agreements and severance benefits agreements with executive officers might prevent or delay a change of control.
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
A Delaware corporation may opt out of the Delaware anti-takeover laws if its certificate of incorporation or bylaws so provide. We have not opted out of the provisions of the anti-takeover laws. Accordingly, these laws could prohibit or delay mergers or other takeover or change of control of Ask Jeeves and may discourage attempts by other companies to acquire us.

Ask Jeeves, Inc.

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
Severance benefit letter agreements with our executive officers provide for the payment of severance and acceleration of options upon the termination of these executive officers following a change of control of Ask Jeeves. These provisions could also have the effect of discouraging potential takeover attempts.
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
In mid-2003 we issued $115 million aggregate principal amount of zero coupon convertible subordinated notes due June 1, 2008. A description of the terms of the notes appears under the caption “Description of Notes” in the resale prospectus we filed with the SEC under Rule 424(b)(3) on November 21, 2003. Because the notes are convertible into shares of our common stock, volatility or depressed prices for our common stock could have a similar effect on the trading price of the notes. Holders who receive common stock upon conversion also will be subject to the risk of volatility and depressed prices of our common stock. In addition, the existence of the notes may encourage short

Ask Jeeves, Inc.

selling in our common stock by market participants because the conversion of the notes could depress the price of our common stock, and the short selling could also put downward pressure on the market price of our common stock.
The notes are subordinated and there are no financial covenants in the indenture.We may be unable to repay our obligations under the notes.
The notes are unsecured and subordinated in right of payment in full to all of our existing and future senior debt. Because the notes are subordinated to our senior debt, in the event of (1) our liquidation or insolvency, (2) a payment default on our designated senior debt, (3) a covenant default on our designated senior debt (as defined in “Description of Notes—Subordination of Notes” in the resale prospectus), or (4) acceleration of the notes due to an event of default, we will make payments on the notes only after our senior debt has been paid in full. After paying our senior debt in full, we might not have sufficient assets remaining to pay any or all amounts due on the notes.
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
As of December 31, 2004, (i) we had $22.1 million of senior debt outstanding consisting primarily of operating leases, and (ii) our subsidiaries had no outstanding indebtedness and approximately $10.5 million of other liabilities, including trade payables, but excluding intercompany liabilities, to which the notes are effectively subordinated. Neither we nor our subsidiaries are prohibited or limited from incurring debt or acting as guarantors of debt for others in whom we or our subsidiaries may have an interest under the indenture. Our ability to pay our obligations on the notes could be adversely affected by our or our subsidiaries’ incurrence of additional indebtedness or other liabilities. We and our subsidiaries may from time to time incur additional indebtedness and other liabilities, including senior debt. See “Description of Notes—Subordination of Notes” in the resale prospectus.
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
There currently is no organized public trading market for the notes in as much as they are not listed on any exchange and there can be no assurance as to (1) the liquidity of any market for the notes that may develop; (2) the ability of the holders to sell their notes; or (3) the prices at which holders of the notes would be able to sell their notes. If markets were to exist, the notes could trade at prices higher

Ask Jeeves, Inc.

or lower than their initial purchase prices depending on many factors. If an active market for the notes fails to develop or be sustained, the trading price of the notes could decline significantly. We do not intend to apply for listing of the notes on any securities exchange or for quotation on The Nasdaq National Market.
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
During the year ended December 31, 2004, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were not material. Further, we believe that the impact on the fair market value of our securities and our earnings from a hypothetical 10% change in interest rates would not be significant.
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

Ask Jeeves, Inc.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Ask Jeeves, Inc.
We have audited the accompanying consolidated balance sheets of Ask Jeeves, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule included in Item 15(a)(2) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ask Jeeves, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ask Jeeves, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Francisco, California
March 10, 2005

Ask Jeeves, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
(in thousands, except share and per share data)	2004	2003

Assets
Current assets:
Cash and cash equivalents	$80,452	$36,673
Marketable securities	29,250	143,975

Total cash, cash equivalents and marketable securities	109,702	180,648
Accounts receivable, net of allowance for doubtful accounts of $1,463 and $1,437 at December 31, 2004 and 2003, respectively	44,911	12,062
Prepaid expenses and other current assets	8,535	3,299

Total current assets	163,148	196,009
Property and equipment, net	22,761	10,933
Goodwill	264,898	—
Intangible assets, net	87,887	831
Deferred tax asset, net	295	—
Other long-term assets, net	5,420	4,482

Total assets	$544,409	$212,255

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,153	$1,825
Accrued compensation and related expenses	8,245	5,137
Accrued marketing expenses	5,010	1,272
Accrued restructuring costs	383	1,167
Accrued costs of revenue	10,400	1,486
Other accrued liabilities	16,003	7,467
Deferred revenue(1)	2,583	5,367
Current portion of capital lease obligation	710	—

Total current liabilities	50,487	23,721
Convertible subordinated notes	115,000	115,000
Capital lease obligations, less current portion	460	—
Other liabilities	326	326

Total liabilities	166,273	139,047

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 58,480,762 and 46,616,445 shares issued and outstanding at December 31, 2004 and 2003, respectively	994,971	740,845
Deferred stock compensation	(3,722)	—
Accumulated deficit	(617,525)	(670,686)
Accumulated other comprehensive income	4,412	3,049

Total stockholders’ equity	378,136	73,208

Total liabilities and stockholders’ equity	$544,409	$212,255

(1)	Includes amounts from related parties of $0 and $2,740 at December 31, 2004 and 2003, respectively
See accompanying notes to consolidated financial statements.

Ask Jeeves, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except share and per share data)	2004	2003	2002

Revenues	$261,327	$107,292	$65,048
Cost of revenues	76,153	21,917	19,302

Gross profit	185,174	85,375	45,746
Operating expenses:
Product development	24,060	14,768	13,301
Sales and marketing	69,047	31,902	25,973
General and administrative	27,396	19,025	15,163
Amortization of other intangible assets	8,663	—	—
Impairment of long-lived assets	—	702	2,592
Restructuring costs	—	—	1,653

Total operating expenses	129,166	66,397	58,682

Operating income (loss)	56,008	18,978	(12,936)
Gain on acquisition and dissolution of joint ventures	—	6,356	974
Interest income, net	1,098	1,311	1,530
Interest expense	(173)	(165)	(478)
Other income, net	191	196	54

Income (loss) before income tax provision	57,124	26,676	(10,856)
Income tax provision	4,679	1,891	—

Income (loss) from continuing operations	52,445	24,785	(10,856)
Discontinued operations:
Loss from discontinued operations	—	(1,218)	(10,447)
Gain on sale of discontinued operations, net of taxes	716	2,482	—

Income (loss) from discontinued operations	716	1,264	(10,447)
Net income (loss)	$53,161	$26,049	$(21,303)

Earnings per Share—Basic:
Income (loss) from continuing operations	$0.97	$0.56	$(0.27)
Income (loss) from discontinued operations	$0.01	$0.03	$(0.25)

Net income (loss) per share	$0.98	$0.59	$(0.52)

Weighted average shares outstanding used in computing basic net income (loss) per share	54,050,461	44,233,461	40,698,137

Earnings per Share—Diluted:
Income (loss) from continuing operations	$0.80	$0.45	$(0.27)
Income (loss) from discontinued operations	$0.01	$0.03	$(0.25)

Net income (loss) per share	$0.81	$0.48	$(0.52)

Weighted average shares outstanding used in computing diluted net income (loss) per share	65,811,066	54,773,229	40,698,137

Revenues from related parties	$2,740	$4,525	$6,189

See accompanying notes to consolidated financial statements.

Ask Jeeves, Inc.

Consolidated Statements of Stockholders’ Equity

						Accumulated
			Shareholder	Deferred		Other	Total
	Common Stock		Notes	Stock	Accumulated	Comprehensive	Stockholders’	Comprehensive
in thousands, except share data	Shares	Amount	Receivable	Compensation	Deficit	Income	Equity	Income (Loss)

Balances at December 31, 2001	39,482,015	$722,310	$(57)	$(98)	$(675,432)	$491	$47,214
Issuance of common stock under Employee Stock Purchase Plan	433,540	488	—	—	—	—	488
Issuance of common stock upon exercise of stock options and warrants	1,004,292	1,124	—	—	—	—	1,124
Issuance of common stock in connection with business combinations	774,792	1,250	—	—	—	—	1,250
Repurchase of common stock	(224,742)	(243)	—	—	—	—	(243)
Issuance of restricted common stock	14,168	501	—	—	—	—	501
Amortization of deferred stock compensation	—	—	—	91	—	—	91
Adjustment related to shareholder notes receivable	(65,731)	(64)	57	—	—	—	(7)
Comprehensive loss:
Unrealized losses on marketable securities	—	—	—	—	—	(430)	(430)	$(430)
Foreign currency translation adjustment	—	—	—	—	—	592	592	592
Net loss	—	—	—	—	(21,303)	—	(21,303)	(21,303)

Comprehensive loss								(21,141)

Balances at December 31, 2002	41,418,334	725,366	—	(7)	(696,735)	653	29,277
Issuance of common stock under Employee Stock Purchase Plan	230,040	630	—	—	—	—	630
Issuance of common stock upon exercise of stock options and warrants	4,201,145	12,707	—	—	—	—	12,707
Issuance of restricted common stock	766,926	967	—	—	—	—	967
Income tax benefit from stock option exercises	—	1,175	—	—	—	—	1,175
Amortization of deferred stock compensation	—	—	—	7	—	—	7
Comprehensive income:
Unrealized gains on marketable securities	—	—	—	—	—	77	77	77
Foreign currency translation adjustment	—	—	—	—	—	2,319	2,319	2,319
Net income	—	—	—	—	26,049	—	26,049	26,049

Comprehensive income								28,445

Balances at December 31, 2003	46,616,445	740,845	—	—	(670,686)	3,049	73,208
Issuance of common stock under Employee Stock Purchase Plan	193,540	1,152	—	—	—	—	1,152
Issuance of common stock upon exercise of stock options and warrants	2,577,252	11,576	—	—	—	—	11,576
Issuance of restricted common stock	6,000	683	—	—	—	—	683
Issuance of common stock in connection with business combinations	9,093,590	238,744	—	(4,714)	—	—	234,030
Repurchase of common stock	(6,065)	(229)	—	—	—	—	(229)
Income tax benefit from stock option exercises	—	2,200	—	—	—	—	2,200
Amortization of deferred stock compensation	—	—	—	992	—	—	992
Comprehensive income:
Unrealized losses on marketable securities	—	—	—	—	—	(241)	(241)	(241)
Foreign currency translation adjustment	—	—	—	—	—	1,604	1,604	1,604
Net income	—	—	—	—	53,161	—	53,161	53,161

Comprehensive income								$54,524

Balances at December 31, 2004	58,480,762	$994,971	$—	$(3,722)	$(617,525)	$4,412	$378,136

See accompanying notes to consolidated financial statements.

Ask Jeeves, Inc.

Consolidated Statements of Cash Flows

	December 31,
(in thousands)	2004	2003	2002

Operating activities
Income (loss) from continuing operations	$52,445	$24,785	$(10,856)
Adjustment to reconcile income (loss) from continuing operations to net cash provided by (used in) in operating activities:
Loss from discontinued operations	—	(1,218)	(10,447)
Depreciation and amortization	9,788	7,122	8,736
Loss on disposal of assets	—	321	3
Stock compensation	1,675	39	592
Amortization of other assets	18,387	2,523	2,183
Non-cash restructuring charge	—	—	1,140
Non-cash charge for impairment of long-lived assets	—	702	2,593
Non-cash charge for adjustments to shareholder notes receivable	—	—	(64)
Gain on acquisition of joint venture	—	(6,124)	(974)
Income tax benefit from stock option exercises	2,200	1,175	—
Deferred tax asset	(295)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(14,856)	(2,508)	(1,072)
Prepaid expenses and other assets	(3,397)	(757)	275
Accounts payable	(366)	299	(3,908)
Accrued compensation and related expenses	(1,468)	1,769	(1,383)
Accrued marketing expenses	2,706	912	(1,141)
Accrued restructuring costs	(786)	(741)	(17,661)
Other accrued liabilities	5,853	2,924	(2,635)
Deferred revenue	(3,202)	(5,423)	(4,305)

Net cash provided by (used in) operating activities	68,684	25,800	(38,924)

Investing activities
Purchases of property and equipment	(19,476)	(7,875)	(5,287)
Purchases of restricted marketable securities	—	(39)	—
Purchases of marketable securities	(50,445)	(138,136)	(2,622)
Maturities of marketable securities	34,177	—	—
Redemption of non-marketable securities	—	—	450
Redemption of restricted marketable securities	—	11,000	13,741
Redemption of marketable securities	130,215	—	15,101
Sale of discontinued operation	716	2,482	—
Acquisitions of developed technology	(3,750)	—	—
Business combinations, net of cash acquired	(127,631)	—	10,904

Net cash provided by (used in) investing activities	(36,194)	(132,568)	32,287

Financing activities
Issuance of common stock	12,728	13,337	1,612
Repurchase of common stock	(229)	—	(243)
Issuance of convertible subordinated notes, net	—	111,744	—
Repayment of notes receivable to stockholders	—	—	57
Repayment of note payable	(2,144)	—	—
Repayment of borrowings under line of credit	—	(11,000)	—
Repayment of capital lease obligations	(670)	(572)	(893)

Net cash provided by financing activities	9,685	113,509	533

Effect of exchange rate changes on cash and cash equivalents	1,604	2,319	592
Increase (decrease) in cash and cash equivalents	43,779	9,060	(5,512)
Cash and cash equivalents at beginning of year	36,673	27,613	33,125

Cash and cash equivalents at end of year	$80,452	$36,673	$27,613

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for business combinations	$238,744	$—	$1,250
Interest paid	$173	$165	$478
Income taxes paid	$1,515	$—	$—

See accompanying notes to consolidated financial statements.

Ask Jeeves, Inc.

Notes to Consolidated Financial Statements
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
Ask Jeeves Inc. (“Ask Jeeves” or the “Company”) provides information search and retrieval services to users free of charge through a diverse portfolio of Web sites, downloadable applications and distribution networks. On the Company’s Ask Jeeves brand sites—Ask.com in the U.S., Ask.co.uk in the U.K. and Ask.jp (a joint venture) in Japan—users submit queries and the Company’s algorithmic search engine, Teoma, responds by generating a list of Web sites likely to offer the most authoritative content. The Company’s proprietary Web brands also include three content-rich portals (Excite.com, iWon.com and MyWay.com) and several other search sites. The Company earns revenue primarily by displaying paid listings and other advertisements on its proprietary sites; and also generates advertising receipts by distributing ads and search services across two networks of third-party Web sites: the MaxOnline advertising network and the Ask Jeeves syndication network. The Company pays fees to these network sites in order to reach their users with its ads and services. The Company’s proprietary technologies include Teoma, its natural language processing software, portal technology and ad-serving processes.
Ask Jeeves’ strategic goal is to become a leading provider of differentiated search solutions to users, advertisers, publishers and partners. The Company is pursuing this goal using a multiple brand strategy.
Until July 1, 2003, the Company operated through two divisions, Web Properties and Jeeves Solutions. On July 1, 2003, the Company sold certain assets used in the Jeeves Solutions business to Kanisa Inc. (“Kanisa”), at which time the Company ceased offering Jeeves Solutions software and services.
On May 6, 2004, Ask Jeeves acquired Interactive Search Holdings, Inc. (“ISH”), which became a wholly-owned subsidiary of the Company. ISH operates several portals and search sites and develops and distributes desktop applications. See Note 2 Business Combinations.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.
The investment in the Ask Jeeves Japan joint venture (in which the Company has significant influence but does not have a controlling voting interest or a majority interest in the assets, obligations or results of operations) is accounted for under the equity method. Investments in which the Company does not have the ability to exert significant influence are accounted for at cost.
Certain prior period balances have been reclassified to conform to the current year presentation. The reclassifications did not affect previously reported net income.

Ask Jeeves, Inc.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For the Company, such estimates include revenue recognition, allowances for doubtful accounts, legal contingencies, accounting for income taxes but are not limited to, impairment of goodwill, and impairment of long-lived assets. Actual results could differ materially from those estimates.
Cash and Cash Equivalents
The Company considers all cash and highly liquid investments with an original maturity term of less than three months at the date of purchase to be cash equivalents. Highly liquid investments included in cash and cash equivalents include commercial paper and short-term U.S., state and government securities.
Cash and cash equivalents are recorded at cost, which approximates fair value. Substantially all of the Company’s cash and cash equivalents are held in the custody of four major financial institutions.
Marketable Securities
The Company’s marketable securities are primarily comprised of U.S., state and municipal government securities and corporate debt securities. Marketable securities are primarily held in the custody of two major financial institutions. The specific identification method is used to determine the cost of securities sold. At December 31, 2004 and 2003, all of the Company’s marketable securities were classified as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses on these securities included as a separate component of accumulated other comprehensive income (loss).
The Company performs periodic reviews of its investments for impairment which is other than temporary. Impairment write-downs if required, create a new carrying value for investments and the Company does not record subsequent increases in fair value in excess of the new carrying value.
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
Concentrations, Credit Risk and Credit Risk Evaluations
Concentrations of Revenue
During the years ended December 31, 2004, 2003 and 2002, paid listing revenues from one provider accounted for 69%, 55% and 15% of revenues from continuing operations, respectively. This provider accounted for 38% and 39% of gross accounts receivable as of December 31, 2004 and 2003, respectively. The Company’s paid listing agreements with this provider are scheduled to terminate December 31, 2007, unless renewed by mutual agreement.

Ask Jeeves, Inc.

Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term marketable securities, and trade receivables. Cash and cash equivalents consist principally of demand deposit and money market accounts, and commercial paper. Marketable securities consist primarily of U.S., state and municipal government securities and corporate debt securities with strong credit ratings. Cash and cash equivalents and marketable securities are held at three major financial institutions with high credit standing. The Company has not experienced any significant losses on its cash and cash equivalents or marketable securities. The Company conducts business with companies in various industries in the United States and United Kingdom. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential credit issues, and are adjusted periodically to reflect management’s expectations of future losses.
Property and Equipment
Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, typically two to five years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term. Incentives provided by the lessor to the Company in connection with operating lease agreements are capitalized as tenant improvements and deferred rental obligations and amortized over the respective lease terms. Incentives deemed to be assets of the lessor are excluded from the accounts of the Company. Additionally, it is the Company’s policy to capitalize certain costs for internal-use software incurred during the application development stage, in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Amortization begins once the software is ready for its intended use.
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
Impairment of Long-Lived Assets
Goodwill
The Company’s long-lived assets include goodwill and other intangible assets. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. Any impairment losses recorded in the future could have a material adverse impact on

Ask Jeeves, Inc.

our financial condition and results of operations. The Company performed its annual impairment test on October 1, 2004 and found no indicators of impairment.
Intangible Assets
Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that the Company record an impairment charge on finite-lived intangibles or long-lived assets to be held and used when the Company determines that an indicator exists and the carrying value of intangible assets and long-lived assets may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of intangibles or long-lived assets based on the difference between book value of the asset and fair value as determined using a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in its business model. The Company’s estimate of cash flows requires significant judgment based on its historical results and anticipated results and are subject to many factors. Any impairment losses recorded in the future could have a material adverse impact on the Company’s financial condition and results of operations.
Revenue Recognition
Ask Jeeves generates revenue from the following main sources:

•	sales, syndication and display of paid listings, branded advertising and other syndicated services;

•	sales of paid inclusion products;

•	licensing of search technologies; and

•	AJinteractive advertising sales and services.
The Company recognizes revenue in accordance with current generally accepted accounting principles. The Company’s revenue recognition policy is a critical accounting policy because revenue is a key component of its results of operations and is based on complex rules which require the Company to make judgments and estimates. In all cases, revenue is recognized only when all of the following criteria are satisfied:

•	persuasive evidence of an arrangement exists;

•	the service has been performed or delivered (or revenue is recognized over the period in which the service is delivered);

•	the price is fixed or determinable; and

•	collectibility of the resulting receivable is reasonably assured.
If the Company doubts the collectibility of revenue at the time the service is performed or delivery occurs, it defers recognizing the revenue until it is received in cash.
Paid Listings, Branded Advertising and other Syndicated Services
There are several pricing plans for Internet advertisements, and the way in which the Company earns ad revenue varies among them. Depending upon the pricing terms, the Company earns revenue every time a graphic ad is displayed (referred to as cost per thousand impressions, or CPM, pricing), every time a user clicks on an ad (referred to either as price per click (PPC) or cost per click (CPC) pricing), every time a user indicates interest in the advertised topic (referred to as cost per lead, or CPL, pricing) or every time a user clicks-through on the ad and takes a specified action on the destination site (referred to as cost per action, or CPA, pricing).

Ask Jeeves, Inc.

The Company generates revenue primarily by displaying paid listings and other advertisements on its search results pages. Although some types of ads (such as banners and towers) are sold by its direct sales force, the Company obtains the majority of its paid listings from third-party providers, primarily Google Inc. Google administers contracts with hundreds of thousands of advertisers, who bid to have their paid listings appear on participating search results pages (in response to designated keywords). The Company displays paid listings from Google on almost all of the results pages it controls and it syndicates them to some of the third-party sites in its syndication network.
Paid listings are normally priced on a price per click, or PPC, basis (also known as cost-per-click, or CPC, pricing), which means that advertisers are charged only if the ad gets results—only if their paid listing attracts a user’s click. When the Company delivers a user’s click to a paid listing supplied by Google, Google bills the advertiser and shares a portion of its resulting paid listing fee with the Company. The Company’s right to payment from Google is not contingent upon Google’s ability to collect the fee from its advertisers and the Company recognizes paid listing revenue from Google as soon as it delivers the user’s click. The Company recognizes the advertiser’s paid listing fee as revenue, net of amounts retained by Google. In cases where the user’s click is generated by a third-party site to which the Company syndicates paid listings, the Company continues to recognize its entire receivable amount from Google as revenue and records its revenue-sharing payment to the third-party site as a Web-traffic acquisition cost (within cost of revenues). The Company’s paid listing supply agreements with Google are scheduled to expire on December 31, 2007, unless renewed by mutual agreement.
As with paid listings, the Company recognizes revenue from content-targeted ads on a price per click (PPC) revenue-sharing basis, net of amounts retained by the third-party ad provider.
In addition to paid listings, the Company’s branded advertising ranges from keyword-targeted graphic units, which it offers as its Branded Response product, to content-targeted and non-targeted advertising units such as banners, towers, buttons and pop-ups, which appear primarily on its portals and MaxOnline network sites. With these products, advertisers generally pay to have their ads displayed over a designated period of time, so branded advertising is generally sold on a cost per thousand impressions, or “CPM,” basis. The Company recognizes revenue derived from CPM arrangements during the period in which the advertising impressions are delivered, provided that no significant obligations remain and collection of the resulting receivable is probable. The Company’s obligations typically include a guaranteed minimum number of “impressions” or times that an advertisement appears. To the extent the minimum guaranteed impressions are not delivered, the Company continues to run the ad and defer recognition of the corresponding revenue until the remaining guaranteed impression level is achieved.
The Company sells some branded advertising for which the advertiser pays only if the user clicks on the ad and goes on to take another action on the destination Web site. This arrangement is known as cost per action, or “CPA,” pricing. The Company recognizes revenue from CPA arrangements when a user takes an action on the destination Web site, provided that collection of the resulting receivable is probable.
The Company obtains some of its paid listing and branded advertising inventory directly, when ads are sold to advertisers by its direct sales force, while others are obtained from its third-party providers, primarily Google. The Company displays ads from both sources on its sites and syndicates ads from both sources to third-party sites, in which case it shares its ad revenues with the third party. If its direct sales force sells the ad and syndicates it for display on a third-party site, the Company recognizes the ad revenue on a gross basis in accordance with the criteria set forth in Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Criteria include factors

Ask Jeeves, Inc.

such as whether the Company acts as the primary obligor in the arrangement, performs a significant portion of the service, sets the pricing, and retains the credit risk. If the Company instead procures the paid listing from a third-party provider such as Google and displays it on one of its sites or for users of one of its toolbars, it receives revenue-sharing fees from the provider and recognizes that revenue net of any amounts retained by the provider. Whether the Company acquired the advertisement from a paid listings provider or originated the ad sale using its own sales force, if it goes on to syndicate the ad to a third-party site it records the revenue-sharing fees it pays to the third party site as Web-traffic acquisition cost (within cost of revenues).
Paid Inclusion
Until the second quarter of 2004, the Company offered paid inclusion products, which provided an opportunity for Web sites to ensure that they were included in its search index. Although the Company has ceased offering any paid inclusion products, the Company will continue to recognize paid inclusion revenue until the termination of all existing paid inclusion service periods. The Company recognizes paid inclusion revenue using either of two methods. First, for paid inclusion products that were priced on a “per URL” basis, the Company collected the revenues in advance and recognizes them over the appropriate service period, which is typically one year. Second, for paid inclusion products that were priced on a CPC basis, the Company recognizes the revenue when the click is delivered.
Licensing
In the third quarter of 2000, the Company licensed its search technology to its Japanese joint venture (in which it holds a minority interest) and received a non-recurring license payment. The Company recorded this payment as deferred revenue and recognized it as revenue on a straight-line basis over a four-year period. This license revenue reached the end of its amortization period during the third quarter of 2004 and recognition of the revenue ended.
AJinteractive
The Company’s AJinteractive division generates revenue from ad sales and under commission-based and service fee-based contracts. It recognizes these revenues in the period the advertising is delivered, provided collection of the resulting receivable is probable. It records revenue earned from commission-based contracts on a net basis, which reflects the amount of commissions earned by the Company. For service fee-based contracts, the Company is obligated to pay a fee to the Web publishers for ads placed on its Web sites. The Company includes those fees in cost of revenue. Additionally, under service fee-based contracts, it collects payments, and bears the risk of loss, for ads sold. Consequently, the Company records revenue earned from service fee-based contracts on a gross basis, net of an allowance for advertiser credits, which are estimated and established in the period in which services are provided.
Stock-Based Compensation
The Company accounts for employee stock options using the intrinsic value method and makes the required pro forma disclosures as if the fair value method had been used. Compensation expense based on the difference, if any, on the measurement date (generally the date of grant), between the fair value of the Company’s stock and the exercise price of options to purchase that stock is amortized over the vesting period of the related option using the graded vesting method.
The Company amortizes its stock-based compensation under APB 25 using a straight-line basis over the remaining vesting term of the related options. The Company calculates the estimated value of its stock-

Ask Jeeves, Inc.

based compensation under SFAS 123 using a multiple option approach and amortizes the related expense using an accelerated (“attribution”) method over the vesting term of the options as required by SFAS Interpretation 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (an interpretation of APB Opinions No. 15 and 25).
Pro Forma Disclosures of the Effect of Stock-Based Compensation
Pro forma information regarding the results of operations and net income (loss) per share is determined as if the Company had accounted for its employee stock options using the fair value method. The fair value of each option granted is estimated on the date of grant using the Black Scholes valuation model. The risk-free interest rate was 3.6% for 2004, 2.9% for 2003 and 5.0% for 2002. The expected life of options granted in the years ended December 31, 2004, 2003 and 2002, was 7.3 years, 7.6 years, and 10.0 years, respectively. No dividend and a volatility factor of .8, 1.1, and 1.2 for 2004, 2003, and 2002, respectively, were used.
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

	Year Ended December 31,
	2004	2003	2002

Net income (loss), as reported	$53,161	$26,049	$(21,303)
Add:
Stock compensation expense included in reported net income	992	6	77
Deduct:
Total stock-based employee compensation expense determined under fair value based method for ESPP	(718)	(408)	(300)
Total stock-based employee compensation expense determined under fair value based method for stock options	(31,707)	(8,300)	(3,442)

Net income (loss), pro forma	$21,728	$17,347	$(24,968)

Net income (loss) per share:
Basic, as reported	$0.98	$0.59	$(0.52)
Basic, pro forma	$0.40	$0.39	$(0.61)
Diluted, as reported	$0.81	$0.48	$(0.52)
Diluted, pro forma	$0.33	$0.32	$(0.61)

Ask Jeeves, Inc.

The weighted-average grant-date fair value of options granted was $22.50, $8.78, and $1.37, for grants made during years ended December 31, 2004, 2003 and 2002, respectively.
Advertising Costs
The Company expenses the costs of advertising as incurred. Advertising expense of continuing operations for the years ended December 31, 2004, 2003 and 2002 was $20.0 million, $6.3 million and $1.3 million, respectively.
Income Taxes
The Company uses the asset and liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company currently has substantial US net operating loss carryforwards. The Company has recorded a 100% valuation allowance against its US net deferred tax assets due to uncertainty of their ultimate realization. The Company has not established a valuation allowance against the deferred tax assets arising in certain foreign tax jurisdictions. Based on expected future operating results in these jurisdictions, the Company believes that realization of these deferred tax assets is more likely than not.
Foreign Currency Translation
The functional currency of Ask Jeeves U.K. is the British pound. The financial statements of this subsidiary are translated to U.S. dollars using rates of exchange at the balance sheet date for assets and liabilities, and average rates of exchange for the year of revenues, costs and expenses. Translation gains (losses) are deferred and accumulated in accumulated other comprehensive income as a component of stockholders’ equity. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.
The functional currency of Ask Jeeves Europe is the U.S. dollar. Gains and losses resulting from foreign currency transactions are included in current results of operations.
Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options, warrants, and convertible subordinated notes. Potentially dilutive securities have been excluded from the computation of diluted net loss per share as their effect is antidilutive.
Recent Accounting Pronouncements
In December 2004, the FASB issued FASB Statement No. 123, revised 2004 (SFAS 123(R)), Share-Based Payment, which is a revision of FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure

Ask Jeeves, Inc.

is no longer an alternative. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) base on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

•	A “prospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123(R) for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
SFAS 123(R) must be adopted no later than the first interim period after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123(R) beginning with the first interim period after June 15, 2005. Although it has not completed its evaluation of the impact of this accounting pronouncement, the adoption of SFAS 123(R) is expected to have a material adverse effect on the Company’s consolidated financial position and results of operations.
As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on its overall cash position. Although the Company has not completed its evaluation of the impact of this accounting pronouncement, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the Consolidated Financial Statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there were no amounts recognized in prior periods for such excess tax deductions in the Company’s reported operating cash flows.
2. BUSINESS COMBINATIONS

Acquisition of Interactive Search Holdings
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

Ask Jeeves, Inc.

The total purchase cost for ISH of approximately $395.1 million consists of the following (in thousands, except share data):

Common stock (9,093,590 shares at $25.73 per share)	$233,978
Vested Stock options (206,238 shares, at fair value)	4,766
Cash	143,984
Transaction costs	12,404

$395,132

The value of the common stock issued was determined based on the average market price of the Company’s common shares over the period two days before and after the terms of the acquisition were agreed to and announced. The fair value of the stock options was determined as of the same date using the Black-Scholes option valuation model using the following assumptions: risk-free interest rate of 3.7%, expected life of 4.3 years and a volatility factor of 1.1. No dividend was assumed.
The total purchase cost of the acquisition of ISH has been allocated to assets and liabilities based on management’s determination of their fair values together with the use of valuation studies performed by a third party. The excess of the purchase consideration over the fair value of the net assets acquired has been allocated to goodwill. During the third and fourth quarter of fiscal 2004, certain adjustments, corrections, and reclassifications to the allocation of the purchase cost of ISH were made. These items resulted in a decrease to goodwill of $7.1 million. None of these items affected the results of operations for either of the quarters ended September 30, 2004 or December 31, 2004. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed and the estimated lives of the amortizable intangible assets (in thousands, except lives):

		Estimated
	Amount	Lives

Cash and cash equivalents	$28,178
Other tangible assets	23,912
Amortizable intangible assets:
Developed/core technology	3,785	3 years
User Base	30,608	3 years
Advertiser and distribution partner relationships	61,479	5 years
Trade names	5,105	5 years
Goodwill	264,898

Total assets acquired	417,965

Liabilities assumed and incurred	(27,547)
Deferred stock-based compensation (stockholders’ equity)	4,714

Total	$395,132

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The net purchase price paid for ISH was based on historical as well as expected performance metrics. ISH had a relatively short business history and was unprofitable in every year prior to 2002. As a result, the predominant portion of purchase price was based on the expected financial performance of ISH, and not the net asset value on the books at the time of the acquisition. This resulted in a significant amount of the purchase price being allocated to goodwill. Goodwill is not deductible for income tax purposes and will not be amortized for financial reporting purposes. Further, it will be tested for impairment, at least annually.

Ask Jeeves, Inc.

In conjunction with the acquisition, the Company accrued $1.1 million related to involuntary termination benefits. The amount includes severance, COBRA and outplacement services. Further, the Company accrued $1.3 million related to lease buy-outs for vacated properties formerly occupied by ISH employees.
Net deferred income tax assets related to the acquisition of Interactive Search Holdings had been fully offset by a valuation allowance.
The results of ISH’s operations have been included in the Company’s consolidated financial statements since May 6, 2004, the date of the acquisition. The following unaudited pro forma financial information for Ask Jeeves, Inc., presented in the table below, represents the combined revenue, net income and net income per share of the Company for the years ended December 31, 2004, 2003 and 2002, respectively, as if the acquisition of ISH had occurred on the first day of the periods presented, including the amortization of identified intangible assets (in thousands, except per share data).

	Year Ended December 31,
	2004	2003	2002

Revenue	$314,158	$192,160	$113,062
Income (loss) from continuing operations	$50,842	$12,845	$(30,195)
Income (loss) from continuing operations per share—basic	$0.95	$0.25	$(0.62)
Income (loss) from continuing operations per share—diluted	$0.78	$0.20	$(0.62)

Joint Ventures
Ask Jeeves U.K.
In February 2002, the Company acquired the entire outstanding equity interests in Ask Jeeves U.K. Previously, the Company held a fifty percent interest in Ask Jeeves U.K., a joint venture partnership with Carlton Communications PLC and Granada Media Group Limited, that was formed to market the Company’s search and self-service technologies and services in the United Kingdom. The Company acquired full ownership of Ask Jeeves U.K. to enhance the synergies that exist between the U.S. and U.K. operations. The total consideration paid for the acquisition of Ask Jeeves U.K. included cash of $1.2 million and 774,792 shares of Ask Jeeves common stock with a fair value of $1.3 million. The assets recorded in the transaction consisted of cash of $7.0 million, accounts receivables of $1.9 million and other current assets of $800,000 and the assumption of liabilities of $750,000 and transaction expenses of approximately $450,000. At the time of the acquisition, Ask Jeeves U.K. had an obligation to pay to Ask Jeeves license and maintenance fees applicable to future periods totaling in excess of $10.5 million. The partners in the Ask Jeeves UK partnership, excluding Ask Jeeves, had an obligation to fund payment of these license fees and other ongoing operating losses through capital contributions and a bank loan facility guarantee. Ask Jeeves did not have, nor did it ever have, a commitment or intent to provide additional funding or guarantees of any obligations. Ask Jeeves U.K. had reported a loss of £18.4 million and £11.4 million in fiscal years 2000 and 2001, respectively.
During 2002, the Company recognized a gain of $974,000 representing the remaining balance of deferred license fees paid to it by Ask Jeeves U.K., for a licensing arrangement that was terminated when the Company acquired the entity. The gain was recognized as other income.
During 2003, the Company recognized a gain of $6.1 million in connection with the acquisition of Ask Jeeves U.K. This amount represents the fair value of net assets the Company recorded in excess of the consideration paid upon the acquisition of the remaining outstanding equity interests in its joint venture which was deferred due to a contingent payment obligation in the Company’s agreement with its former partners. The gain was recognized as other income when the contingent payment obligation to the former partners expired in March 2003.

Ask Jeeves, Inc.

The acquisition was accounted for as a purchase business combination and accordingly, the consolidated financial statements include the operating results of Ask Jeeves U.K. from the date of acquisition. Previously, the Company accounted for its investment in the joint venture under the equity method of accounting. The Company had recorded no value for its interest in the joint venture for accounting purposes. Therefore, the Company had not previously recognized any portion of the net losses of the joint venture. The unaudited pro forma information presented in the table below represents the combined revenue, net loss, and net loss per share of the Company as if the acquisition had taken place on January 1, 2002.

For Year Ended
December 31,
(in thousands, except share and per share amounts)	2002

Revenues	$65,117
Loss from continuing operations	$(11,947)
Net loss	$(22,394)
Net loss per share basic and diluted	$(0.55)
Weighted average shares outstanding used in computing basic and diluted net loss per share	40,698,137

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
The Company has entered into various agreements with these joint ventures for the license and support of its technology within the United Kingdom, Japan and to the Spanish speaking market. In connection with these agreements, the Company received cash payments, all of which were funded by the Company’s joint venture partners, that were recorded as deferred revenues and to the extent not already realized are being recognized as revenues on a straight-line basis over three to four year periods. For the years ended December 31, 2004, 2003 and 2002, the Company recorded revenues of $2.7 million, $4.5 million, and $6.2 million, respectively, relating to these license arrangements.
3. MARKETABLE SECURITIES

At December 31, 2004 and 2003, all of the Company’s marketable securities are classified as available-for-sale. Management determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation at the end of each period. Marketable securities are carried at fair value, based on quoted market prices. The specific-identification method is used to determine the costs of securities sold. For the years ended December 31, 2004 and 2003, gross realized gains were $101,000 and $2,000, respectively.

Ask Jeeves, Inc.

The following tables summarize the Company’s marketable securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2004	Cost	Gains	Losses	Fair Value

Commercial paper	$1,591	$—	$(1)	$1,590
Municipal bonds	1,003	—	(3)	1,000
US Government and Agency notes	15,388	—	(70)	15,318
Corporate notes	11,251	—	(28)	11,223
Asset-backed securities	700	—	(1)	699

Total available for sale securities	$29,933	$—	$(103)	$29,830

Classified as:
Short-term marketable securities				$29,189
Short-term restricted marketable securities				61
Long-term restricted marketable securities (included in other long-term assets)				580

Total				$29,830

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2003	Cost	Gains	Losses	Fair Value

Municipal bonds	$4,011	$3	$—	$4,014
US Government notes	119,954	120	(1)	120,073
Corporate notes	19,427	24	(10)	19,441
Asset-backed securities	549	2	—	551

Total available for sale securities	$143,941	$149	$(11)	$144,079

Classified as:
Short-term marketable securities				$143,975
Long-term restricted marketable securities (included in other long-term assets)				104

Total				$144,079

The amortized cost and fair value of marketable securities in debt securities at December 31, 2004, by effective maturity, were as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value

Due in 1 year or less	$28,233	$28,134
Due in 1-2 years	1,700	1,696

Total investments in debt securities	$29,933	$29,830

Restricted marketable securities in the amount of $641,000 are being maintained as security for performance under standby letters of credit. See Note 7.

Ask Jeeves, Inc.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2004	2003

Computer equipment and related software	$50,724	$30,715
Furniture and fixtures	3,748	3,408
Leasehold improvements	3,799	2,509

Total	58,271	36,632
Less accumulated depreciation and amortization	(35,510)	(25,699)

Property and equipment, net	$22,761	$10,933

Depreciation expense from continuing operations for the three years ended December 31, 2004, was $9.8 million, $6.9 million, and $8.3 million, respectively.
5. INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	December 31,		Estimated
	2004	2003	Lives

Acquired technology	$7,535	$9,365	3 years
User base	30,608	—	3 years
Distribution relationships	61,479	—	5 years
Trade names	5,105	—	5 years

Total intangibles	104,727	9,365
Accumulated amortization	(16,840)	(8,534)

Total intangible assets, net	$87,887	$831

Amortization expense from continuing operations for the years ended December 31, 2004, 2003, and 2002 was $17.7 million, $2.1 million, and $2.2 million, respectively.
The table below represents the estimated aggregate amortization expense for each of the next five years (in thousands):

Year	Amount

2005	$29,087
2006	29,364
2007	21,188
2008	13,594
2009	4,654

Total	$97,887

6. LEASE COMMITMENTS

The Company has entered into operating leases and capital leases for certain office space and equipment that contain renewal options. Capital lease obligations for equipment represent the present value of future minimum lease payments under the agreements. The Company has options to purchase the leased assets at the end of the lease at a Fair Market Value determined by the mutual agreement of the lessor and the Company.

Ask Jeeves, Inc.

The future minimum lease payments under all capital leases and non-cancelable operating leases with terms in excess of one year at inception are as follows (in thousands):

Years ending December 31:	Capital Leases	Operating Leases

2005	$ 773	$ 3,681
2006	481	3,083
2007		2,752
2008		2,654
2009		2,689
Thereafter		6,068

Total minimum lease payments	$1,254	$20,927
Less interest	(84)	—

Present value of minimum lease payments	$1,170	$20,927

Less current portion of capital lease obligations	(710)

Capital lease obligations, less current portion	$460

Rent expense from continuing operations was $4.9 million, $2.8 million, and $2.7 million, for the years ended December 31, 2004, 2003 and 2002, respectively. Sublease rental income for the years ended December 31, 2004, 2003 and 2002 was $439,000, $740,000, and $573,000, respectively. There are no aggregate future minimum rentals to be received under non-cancelable subleases as of December 31, 2004.
7. LINE OF CREDIT

The Company has a revolving line of credit with a bank in the amount of $15.0 million. The line of credit expires on July 1, 2005. Borrowings under the line of credit bear fixed rate interest from the date of borrowing at LIBOR plus 0.4%. All borrowings and letters of credit under the credit facility are collateralized by an equal amount of the Company’s marketable securities. Borrowings under the line are subject to various covenants. As of December 31, 2004, no borrowings were outstanding under the line of credit. Standby letters of credit of approximately $61,000, which are being maintained as security for performance under various obligations, were issued and outstanding under the credit facility.
Further, the Company’s wholly-owned subsidiary, ISH, has additional standby letters of credit totaling $580,000, which are being maintained as security for a capital lease and office space.
8. CONVERTIBLE SUBORDINATED NOTES

In June 2003, the Company issued $115.0 million aggregate principal amount of zero coupon convertible subordinated notes, due June 1, 2008. The notes were sold at face value and the net proceeds to the Company were $111.5 million, net of costs of issuance of $3.5 million, which have been recorded as other assets and are being amortized in the Consolidated Statements of Operations over the contractual term of the notes to interest income. The fair value of the convertible subordinated notes was $200.5 million at December 31, 2004, based on recent trading activity.
The notes are convertible at the option of the holders into shares of the Company’s common stock at any time at an initial conversion price of $16.90 per share subject to certain adjustments. This is equivalent to a conversion rate of approximately 59.1716 shares per $1,000 principal amount of notes. Upon conversion, the Company has the right subject to certain conditions to deliver cash (or a combination of cash and shares) in lieu of shares of its common stock.

Ask Jeeves, Inc.

The notes are subordinated in right of payment to all existing and future senior indebtedness, as defined in the indenture. The holders of the notes may require the Company to repurchase all or a portion of the notes, subject to specified exceptions, upon the occurrence of a change in control. The Company may choose to pay the repurchase price in cash, shares of its common stock, shares of the surviving corporation or a combination thereof. The Company may not redeem the notes prior to the maturity date. The shares that would be issued if the notes were converted into common stock are included in the calculation of diluted earnings per share.
9. PROVISION FOR INCOME TAXES

The jurisdictional components of income (loss) before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002

U.S.	$56,571	$10,759	$(27,394)
International	1,284	17,290	6,091

Income (loss) before income tax provision	$57,855	$28,049	$(21,303)

Allocated to:
Continuing operations	$57,124	$26,676	$(10,856)
Discontinued operations	731	1,373	(10,447)

Income (loss) before income tax provision	$57,855	$28,049	$(21,303)

The current income tax provisions for the years ended December 31, are (in thousands):

	2004	2003

Current:
Federal	$925	$200
State and local	(14)	50
Foreign	3,783	1,750

Subtotal	$4,694	$2,000

Deferred:
Federal	$—	$—
State and local	—	—
Foreign	—	—

Subtotal	$—	$—

Total Income Tax Provision	$4,694	$2,000

Allocated to:
Continuing operations	$4,679	$1,891
Discontinued operations	15	109

Total income tax provision	$4,694	$2,000

Ask Jeeves, Inc.

The Company’s effective rate for income taxes differs from the United States statutory rate, as reflected in the following reconciliation:

	Year Ended December 31,
	2004	2003	2002

United States statutory tax rate	35.0%	35.0%	35.0%
Foreign earnings taxed at rates higher/(lower) than the United States statutory tax rate	0.1%	(15.3)%	0.0%
Net operating losses and loss carryforwards	(27.5)%	(12.6)%	(35.0)%
Other	0.5%	0.0%	0.0%

Effective income tax rate	8.1%	7.1%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred income taxes are as follows (in thousands):

	Year Ended
	December 31,
	2004	2003

Deferred Tax Assets:
Net operating losses and carryforwards	$160,056	$92,705
Capitalized research and development costs	3,703	3,174
Accrued expenses	6,573	4,959
Depreciation & amortization	7,362	—
Deferred revenue	268	1,407
Income tax credits	3,719	2,890
Deferred taxes in foreign subsidiaries	295	—

Deferred tax assets	181,976	105,135
Valuation allowance	(143,511)	(105,135)

Total deferred tax assets	$38,465	$—
Deferred Tax Liabilities:
Purchased intangibles	$37,743	$—
Other	427	—

Total deferred tax liabilities	38,170	—

Net deferred tax assets	$295	$—

A valuation allowance has been established and, accordingly, no benefit has been recognized for the Company’s federal and state net operating losses and other deferred tax assets. The net valuation allowance increased by $38.4 million and $14.4 million during the years ended December 31, 2004 and 2003, respectively. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of its domestic deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company’s cumulative tax losses in recent years and current projected tax losses. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results. The Company has not established a valuation allowance against the deferred tax assets arising in certain foreign tax jurisdictions. Operations within these jurisdictions currently generate sufficient taxable income to make the realization of the deferred tax assets more likely than not.
Federal and state net operating loss (NOL) carryforwards resulting from the exercise of employee stock options provided a deferred benefit of $51.5 million as of December 31, 2004. Such deferred tax benefit has been offset by a valuation allowance and will be credited to stockholders’ equity when realized. A tax benefit of approximately $2.2 million, associated with the exercise of employee stock options, was credited to stockholder’s equity in 2004.

Ask Jeeves, Inc.

At December 31, 2004, the Company had NOL’s for federal income tax purposes of approximately $411.0 million, which expire in the years 2013 through 2025. The Company also had net operating loss carryforwards for California state income tax purposes of approximately $88.6 million that expire in the years 2005 through 2015. California suspended the use of NOL’s for the tax years 2002 and 2003.
Utilization of the Company’s net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.
Applicable U.S. income taxes have not been provided on approximately $12.4 million of undistributed earnings of foreign subsidiaries as of December 31, 2004 since these earnings are considered indefinitely invested. The income tax that would arise if these items were repatriated is approximately $2.7 million, some or all of which may be reduced by NOL’s or foreign tax credits.
The Company has evaluated the impact of recent changes in federal tax law allowing the repatriation of foreign earnings at preferential income tax rates. The Company has decided not to repatriate its foreign earnings at this time. The earnings will remain offshore and will be used to fund foreign investment opportunities as they arise.
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
Shares Reserved for Future Issuance
At December 31, 2004, the Company has reserved shares of common stock for future issuance as follows:

Stock options outstanding	8,309,393
Stock options available for grant	6,652,908
Employee stock purchase plan	576,503
Convertible subordinated notes	6,804,733

Total	22,343,537

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

Ask Jeeves, Inc.

the 1996 Plan are exercisable over a maximum term of ten years from the date of grant and generally vest over periods of up to four years. Options granted under the 1996 plan contain an accelerated vesting feature based upon a change in control of the Company.
1999 Equity Incentive Plan
In April 1999, the Company adopted the 1999 Equity Incentive Plan (the “1999 Plan”). The Company has reserved a total of 15,312,756 shares of common stock for the issuance under the 1999 Plan, which provides for the grant of ISOs to employees, and of ISOs, NSOs and rights to acquire restricted stock to employees, directors, and consultants of the Company and its affiliates. The plan provides that the shares reserved for issuance shall be increased annually by the lesser of seven percent of the total number of shares of common stock outstanding, three million shares, or such smaller number of shares as determined by the Board.
1999 Employee Stock Purchase Plan
In May 1999, the Company adopted, as amended, the 1999 Employee Stock Purchase Plan. The Company has reserved a total of 2,142,978 shares of common stock for issuance under the plan. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company’s common stock on the first day of their entry into the applicable two-year offering period or the last day of the applicable six-month purchase period. The plan provides that the shares reserved for issuance shall be increased annually by the lesser of one percent of the total number of shares of common stock outstanding, 400,000 shares, or such smaller number of shares as determined by the Board of Directors. At December 31, 2004, 576,503 shares were available for grant under the plan.
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

Ask Jeeves, Inc.

A summary of stock option activity for all stock option plans of the Company is set forth below:

	Options Outstanding

		Weighted-Average
		Exercise Price
	Shares	Per Share

Outstanding at December 31, 2001	10,050,717	$10.60
Granted	4,577,607	1.42
Canceled	(3,242,434)	13.04
Exercised	(884,356)	1.09

Outstanding at December 31, 2002	10,501,534	$6.72
Granted	2,576,100	9.83
Canceled	(1,609,584)	17.51
Exercised	(4,064,683)	3.13

Outstanding at December 31, 2003	7,403,367	$7.51
Granted	3,929,205	29.19
Canceled	(445,927)	22.11
Exercised	(2,577,252)	4.52

Outstanding at December 31, 2004	8,309,393	$17.89

Vested and exercisable at December 31, 2004	2,599,060	$12.71

The weighted-average remaining contractual life of options outstanding at December 31, 2004 and 2003 was 8.3 and 8.2 years, respectively.
During the year ended December 31, 2004, 6,000 shares of restricted stock were issued under the 1999 Equity Incentive Plan in satisfaction of a bonus obligation. As of December 31, 2004, restricted share grants of 50,000 remained unvested, and vest at the earlier of the employee’s qualifying termination or death, or September 19, 2006. During the year ended December 31, 2003, the Company incurred stock-based compensation charges of $32,000 resulting from grants of stock options.
The weighted-average grant-date fair value of restricted stock was $38.28 and $21.67 for awards made during the years ended December 31, 2004 and 2003, respectively.
The following table summarizes the status of stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted Average			Weighted Average
Range of	Number	Remaining Contractual	Weighted Average	Number	Exercise Price
Exercise Prices	Outstanding	Life (in Years)	Exercise Price	Exercisable	per Share

$0.003 - 1.21	1,524,023	7.12	$1.04	795,187	$1.03
1.25 - 2.55	912,350	6.76	2.07	661,969	2.09
2.65 - 3.31	93,623	7.14	3.17	46,409	3.22
3.31 - 6.93	1,104,809	8.22	6.85	248,030	6.79
7.14 - 18.70	856,614	7.74	16.41	420,946	15.31
19.09 - 25.78	1,296,848	9.43	23.44	97,283	21.92
25.84 - 31.69	833,733	9.53	26.76	2,731	29.29
31.80 - 36.36	833,724	9.32	35.26	91,519	35.17
36.60 - 116.38	852,169	8.51	48.11	233,486	72.43
138.00 - 138.00	1,500	5.01	138.00	1,500	138.00

	8,309,393	8.26	$17.89	2,599,060	$12.71

Ask Jeeves, Inc.

11. RESTRUCTURING AND FACILITY EXIT CHARGES

In the year ended December 31, 2002, the Company incurred restructuring charges of approximately $2.5 million relating to workforce reductions and facilities exit costs. During the second and third quarters, the Company implemented workforce reductions totaling approximately 102 positions and resulting in charges of $1.4 million for severance pay and medical and other benefits. Additionally, in the fourth quarter, the Company revised its assumptions relating to its ability to sublease vacated facilities, resulting in facilities exit charges totaling $1.1 million.
In the year ended December 31, 2003, the Company incurred restructuring charges of $466,000 in connection with the termination of certain employees of the discontinued Jeeves Solutions division.
The Company reported no additional restructuring charges during 2004.
The following table sets forth the restructuring activity during the years ended December 31, 2004, 2003 and 2002 (in thousands).

	Accrued				Accrued
	Restructuring				Restructuring
	Costs at				Costs at
	January 1,	Restructuring	Cash		December 31,
2004 Charged to restructuring expense:	2004	Charges	Paid	Adjustment	2004

Facility exit costs	$1,133	$—	$(750)	$—	$383
Severance and professional fees	34	—	—	(34)	$—

Total	$1,167	$—	$(750)	$(34)	$383

Allocated to:
Continuing operations	$1,167				$383
Discontinued operations	—				—

Total	$1,167				$383

	Accrued				Accrued
	Restructuring				Restructuring
	Costs at				Costs at
	January 1,	Restructuring	Cash	Asset	December 31,
2003 Charged to restructuring expense:	2003	Charges	Paid	Write-offs	2003

Facility exit costs	$1,883	$—	$(750)	$—	$1,133
Severance and professional fees	24	466	(456)	—	34

Total	$1,907	$466	$(1,206)	$—	$1,167

Allocated to:
Continuing operations	$1,892	$—			$1,167
Discontinued operations	15	466			—

Total	$1,907	$466			$1,167

Ask Jeeves, Inc.

	Accrued				Accrued
	Restructuring				Restructuring
	Costs at				Costs at
	January 1,	Restructuring		Asset	December 31,
2002 Charged to restructuring expense:	2002	Charges	Cash Paid	Write-offs	2002

Facility exit costs	$18,119	$1,098	$(17,334)	$—	$1,883
Severance and professional fees	310	1,372	(1,658)	—	24

Total	$18,429	$2,470	$(18,992)	$—	$1,907

Allocated to:
Continuing operations	$18,346	$1,653			$1,892
Discontinued operations	83	817			15

Total	$18,429	$2,470			$1,907

During 2003 and 2002, the Company wrote off computer equipment, software, and furniture and fixtures that the Company disposed of or were no longer in use, resulting in changes of $702,000 and $2.2 million, respectively.
During 2002, the Company recorded an impairment charge of $252,000 related to the intangible assets of E-tours, as the Company discontinued offering this service.
During the third quarter of 2003, the Company incurred facility exit costs totaling $585,000 related to the cessation of use of leased premises. The charge was recorded to the Consolidated Statement of Operations in the following categories (in thousands):

Cost of revenue	$44
Product development	229
Sales and marketing	198
General and administrative	114

Total	$585

12.	EMPLOYEE BENEFIT PLANS

Effective January 1, 1999, the Company adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. In 2004, the Company began matching employee 401(k) contributions. The Company matches $0.50 for every $1.00 that employees contribute into their 401(k) Plan, up to $2,000 per calendar year. Of this amount, 25% of the match will become vested for each full year of service, until fully vested after completing four years of service.

13.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2002, in connection with note settlements the Company recorded recoveries of amounts previously charged-off totaling approximately $64,000. There were no related party transactions for the years ended December 31, 2003 and 2004.
Included in revenue are amounts from related parties of $2.7 million, $4.5 million, and $6.2 million for the years ended December 31, 2004, 2003, and 2002, respectively. During 2003, the Company also recorded $300,000 in other income related to professional services provided to its Japanese joint venture.

Ask Jeeves, Inc.

14.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings
From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with its services, such as claims alleging defamation or invasion of privacy.
On October 25, 2001, a putative class action lawsuit captioned Leonard Turroff, et al. vs Ask Jeeves, Inc., et al. was filed against the Company and two of the Company’s officers and directors (collectively the “Individual Defendants”) in the United States District Court for the Southern District of New York. Also named as defendants were Morgan Stanley & Co., Inc., FleetBoston Robertson Stephens, Goldman Sachs & Co., U.S. Bancorp Piper Jaffray, and Dain Rauscher, Inc., the underwriters of the Company’s initial public offering, or IPO. The complaint alleges violations of Section 11 of the Securities Act of 1933 against all defendants, and violations of Section 15 of the Securities Act against the Individual Defendants in connection with the Company’s IPO. An amended complaint was filed on December 6, 2001, which includes the same allegations in connection with Ask Jeeves’ second public offering in March 2000. The complaints seek unspecified damages on behalf of a purported class of purchasers of common stock between June 30, 1999 and December 6, 2000. This case is similar to, and has been coordinated with, over three hundred other cases filed in the Southern District Court of New York concerning the IPO market of the late 1990’s. In June 2003, a proposed settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies. On June 24, 2003, a special committee of the Company’s board of directors approved the Company’s participation in this settlement and on July 9, 2003, the Individual Defendants approved the settlement. In June 2004, the proposed settlement was submitted to the court for preliminary approval. The underwriter defendants formally objected to the settlement on July 14, 2004. The plaintiffs and issuer defendants separately filed replies to the underwriter defendants’ objections on August 4, 2004. The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications and directed the parties to report back to the court regarding the modifications. If the parties are able to agree upon the required modifications, and such modifications are acceptable to the court, notice will be given to all class members of the settlement, a “fairness” hearing will be held and if the court determines that the settlement is fair to the class members, the settlement will be approved. If the settlement is ultimately approved by the court, the Company expects that the costs and expenses of the settlement will be paid by the Company’s insurers, who will be reimbursed by the Company up to the amount of the Company’s $1.0 million insurance retention. Accordingly, the Company has accrued that amount on its consolidated balance sheet. Any payments beyond that amount will be made by the Company’s insurance carriers up to the limits of the relevant policies. If the settlement does not occur, and the litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.
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

Ask Jeeves, Inc.

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
On July 29, 2003, Focus Interactive filed a legal action against InfoSpace, Inc. in New York State court, Westchester County captioned Focus Interactive, Inc. v. InfoSpace, Inc., Index No. 03/11873 (Sup. Court Westchester County New York) (“NY Action”) seeking a declaration as to the respective rights and obligations of the parties under an Internet Services Agreement (“ISA”) between Focus Interactive and InfoSpace and seeking damages as a result of InfoSpace’s ISA-related demands. (The Company acquired full ownership of Focus Interactive, Inc., formerly known as The Excite Network, Inc., on May 6, 2004 upon its acquisition of ISH.) On September 22, 2003, InfoSpace filed a lawsuit against Focus Interactive in Washington State captioned InfoSpace Sales LLC v. Focus Interactive, Inc., Index No. 03-2-36 176-3SEA (Sup. Court Wash., King County) (“Washington Action”) asserting claims and seeking damages for (i) breach of contract (the ISA); (ii) breach of the duty of good faith and fair dealing in performing the ISA; (iii) unfair business practices under Washington Rev. Code § 19.86.020 that affect the public interest; (iv) misrepresentation and fraud in the inducement; and (v) a declaratory judgment seeking a declaration that Focus Interactive’s threatened actions would constitute breaches of Focus Interactive’s obligations to InfoSpace under the ISA, the covenant of good faith and fair dealing recognized by Washington law, and the Wash. Rev. Code § 19.86.020. Focus’ motion to dismiss the Washington Action was granted. InfoSpace filed an appeal in the Court of Appeals of the State of Washington. Briefing is not yet complete on this appeal in Washington. On September 29, 2003, InfoSpace moved to dismiss the New York Action on the grounds that a declaratory judgment was improper and on forum non conveniens grounds. Focus opposed the motion and on January 7, 2004, the New York Supreme Court denied InfoSpace’s motion to dismiss in its entirety. On February 11, 2004, InfoSpace filed a Notice of Appeal of the Supreme Court decision to the Appellate Division of the New York Supreme Court for the Second Judicial Department. No briefing has yet occurred on this New York appeal. On January  23, 2004, InfoSpace answered the Complaint in the NY Action and filed counterclaims similar to the claims asserted in the Washington Action. A trial date has been set in the NY Action. The parties have engaged in settlement negotiations, though the Company faces the risk that the settlement negotiations might not be successful.
On August 3, 2004, a lawsuit was filed in the Superior Court of the State of California, County of San Francisco captioned Mario Cisneros et al. vs. Yahoo! Inc., et al., in which Ask Jeeves, Inc., Google, Inc., Yahoo! Inc., and several other Internet media companies are named as defendants. The complaint alleges that the defendants engaged in unfair business practices and aided, abetted and conspired with operators of illegal online gambling enterprises by selling and displaying ads for online gambling operations that allegedly violate California law. The complaint purports to be brought on behalf of the general public and a class of all California residents who incurred losses in the prior four years at any illegal Internet gambling site allegedly advertised on defendants’ Web pages. The complaint seeks declaratory and injunctive relief prohibiting Ask Jeeves and the other defendants from selling or displaying such ads. The complaint also seeks to hold Ask Jeeves and the other defendants liable for an unspecified amount of monetary restitution equal to (i) all of the revenue that defendants allegedly

Ask Jeeves, Inc.

earned by displaying ads for illegal gambling operations; (ii) all of the gambling losses suffered by persons using computers in California to access the advertised sites; (iii) all other revenues received by the gambling site operators from such computer users; and (iv) certain State taxes and fees allegedly avoided by the gambling site operators. The complaint was filed against Internet media companies and does not specifically name the gambling site operators themselves as defendants. Defendants, including Ask Jeeves, have filed a motion to strike plaintiffs’ claims for restitution of gambling losses and a demurrer to the entire complaint based on defendants’ belief that plaintiffs lack standing to bring the action (i.e., they do not presently engage in the type of conduct that is challenged in this action). The court has set a hearing on these motions for January 27, 2005.
In management’s opinion, resolution of these matters is not expected to have a material adverse impact on the Company’s results of operations, cash flows or financial position. However, depending on the amount and timing, an unfavorable resolution of these matters could materially and adversely affect the Company’s future results of operations, cash flows or financial position.
Indemnifications
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its directors and certain officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors, and officers and former directors, officers and employees of acquired companies, in certain circumstances.
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Many such indemnification agreements are not subject to maximum loss clauses. Historically, the Company has not incurred material costs as a result of obligations under these agreements and it has not accrued any liabilities related to such indemnification obligations in its financial statements.

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
The Company’s chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues for purposes of evaluating financial performance and allocating resources. There are no segment managers who are held accountable for operations and operating results for levels or components below the consolidated unit level. Accordingly, the Company considers itself to be in a single reporting segment and operating unit structure.

Ask Jeeves, Inc.

Geographic information on revenues from continuing operations and property and equipment, net of accumulated depreciation, are presented below (in thousands):

	Year Ended December 31,
	2004	2003	2002

Revenues:
North America	$206,375	$70,019	$42,411
Europe	52,212	32,748	18,090
Asia	2,740	4,525	4,547

Total	$261,327	$107,292	$65,048

	Year Ended December 31,
	2004	2003	2002

Property and Equipment, net:
North America	$21,809	$10,518	$10,790
Europe	952	415	132
Asia	—	—	—

Total	$22,761	$10,933	$10,922

16. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of net income (loss) per share (in thousands, except share and per share data):

	Year Ended December 31,
	2004	2003	2002

Basic and diluted net income (loss) per share
Numerator: Net income (loss)	$53,161	$26,049	$(21,303)

Denominator: Weighted-average shares common stock outstanding	54,051,711	44,238,909	40,745,809
Less: weighted average shares common stock subject to repurchase	(1,250)	(5,448)	(47,672)

Weighted-average shares used in calculation of basic net income (loss) per share	54,050,461	44,233,461	40,698,137
Weighted-average effect of dilutive securities:
Warrants	—	39,785	—
Employee stock purchase plan	5,668	—	—
Weighted average restricted common stock	50,000	481,379	—
Employee stock options	4,900,204	6,149,755	—
Convertible subordinated notes	6,804,733	3,868,849	—

Weighted-average shares used in calculation of diluted net income (loss) per share	65,811,066	54,773,229	40,698,137

Net income (loss) per share:
Basic	$0.98	$0.59	$(0.52)

Diluted	$0.81	$0.48	$(0.52)

If the Company had reported net income for the year ended December 31, 2002, the calculation of historical diluted earnings per share would have included an additional 1,480,922 common equivalent shares related to the outstanding stock options and warrants not included above (determined using the treasury stock method). For the three years ended December 31, 2004, a total of 2,442,925, 1,383,205, and 4,597,853 common equivalent shares related to outstanding stock options and warrants (determined using the treasury stock method) have been excluded from the calculation of historical

Ask Jeeves, Inc.

diluted earnings per share as their respective exercise prices were more than the average market value for the respective periods.
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
In the third quarter of 2003, the Company recorded a gain of approximately $2.5 million, net of estimated income taxes of $109,000, representing the excess of the purchase consideration received at closing over the book value of the assets sold, as well as the remaining amount of deferred license fees applicable to Jeeves Solutions. In exchange for the sale of such assets, the Company received $3.4 million in cash at the closing and a promissory note for up to $750,000, which was payable one year from the date of closing. During 2004, Kanisa paid $731,000 in partial satisfaction of the promissory note. The proceeds were recorded as additional gain on the transaction.
Total revenues related to the discontinued operations were $4.2 million, and $9.1 million for the years ended December 31, 2003, and 2002, respectively. The results of operations have been reclassified as a loss from discontinued operations in the Consolidated Statement of Operations for all dates and periods presented.

18.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
2004 (in thousands)	December 31	September 30	June 30	March 31

Revenue	$86,103	$75,654	$60,341	$39,229
Gross profit	$59,111	$50,640	$42,264	$33,159
Operating income	$18,111	$12,005	$11,994	$13,898
Income from continuing operations	$17,163	$10,342	$11,561	$13,379
Net income	$17,499	$10,722	$11,561	$13,379
Earnings per Share—Basic:
Income from continuing operations	$0.29	$0.18	$0.22	$0.29
Income from discontinued operations	$.01	$0.01	$—	$—

Net income	$0.30	$0.19	$0.22	$0.29

Earnings per Share—Diluted:
Income from continuing operations	$0.25	$0.15	$0.18	$0.23
Income from discontinued operations	$—	$—	$—	$—

Net income	$0.25	$0.15	$0.18	$0.23

Ask Jeeves, Inc.

	Three Months Ended
2003 (in thousands)	December 31	September 30	June 30	March 31

Revenue	$31,834	$27,176	$25,568	$22,714
Gross profit	$26,176	$21,920	$20,082	$17,197
Operating income	$7,786	$3,931	$4,780	$2,481
Income from continuing operations	$7,638	$3,839	$4,857	$8,451
Net income	$7,638	$6,321	$4,399	$7,691
Earnings per Share—Basic:
Income from continuing operations	$0.16	$0.09	$0.11	$0.20
Income (loss) from discontinued operations	—	$0.05	$(0.01)	$(0.02)

Net income	$0.16	$0.14	$0.10	$0.18

Earnings per Share—Diluted:
Income from continuing operations	$0.13	$0.07	$0.09	$0.17
Income (loss) from discontinued operations	—	$0.04	$(0.01)	$(0.01)

Net income	$0.13	$0.11	$0.08	$0.16

See Notes 2, 5 and 11 for a description of certain quarterly items.

19.	SUBSEQUENT EVENTS (UNAUDITED)

On February 17, 2005, a lawsuit was filed in the Circuit Court of Miller County, Arkansas captioned Lane’s Gifts and Collectibles et al. vs. Yahoo! Inc. et al., in which Ask Jeeves, Inc., Google Inc., Yahoo! Inc., America Online and several other Internet media companies are named as defendants. The complaint alleges that the defendants overcharged advertisers by billing and collecting fees for price-per-click (PPC) advertising in response to clicks that defendants knew were not generated by bona fide consumers. It further alleges that defendants engaged in an industry-wide conspiracy to conceal the alleged overcharges from advertisers in order to increase the size of the PPC advertising market. The complaint purports to be a nationwide class action on behalf of all advertisers that have been overcharged for PPC advertising. The complaint seeks to hold Ask Jeeves and the other defendants liable for the amount of the alleged overcharges, together with prejudgment interest, attorneys’ fees and such other amounts as the court may determine. Ask Jeeves was served this complaint on February 28, 2005 and it is currently being evaluated by the Company’s attorneys. Ask Jeeves believes it has meritorious defenses and intends to defend the case vigorously.
In management’s opinion, resolution of this matter is not expected to have a material adverse impact on the Company’s results of operations, cash flows or financial position. However, depending on the amount and timing, an unfavorable resolution of these matters could materially and adversely affect the Company’s future results of operations, cash flows or financial position.

Ask Jeeves, Inc.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, which we refer to as the Evaluation Date. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date such that the information relating to Ask Jeeves, including our consolidated subsidiaries, required to be disclosed in our SEC reports:

•	is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and

•	is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004. Management’s evaluation was based on the framework set forth by the Committee of the Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control— Integrated Framework. Based on this evaluation, management has concluded that, as of December 31, 2004, our internal control over financial reporting was effective. Our independent registered public accounting firm, Ernst & Young LLP, has audited management’s assessment of our internal control over financial reporting, as stated in their report which is included herein.
Inherent Limitations on Effectiveness of Controls
Our management does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Ask Jeeves, Inc.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Stockholders of Ask Jeeves, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Ask Jeeves, Inc. maintained effective internal control over financial reporting as of December 31, 2004. Management’s assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ask Jeeves, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Ask Jeeves, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Ask Jeeves, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

Ask Jeeves, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ask Jeeves, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 of Ask Jeeves, Inc. and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Francisco, California
March 10, 2005

ITEM 9B.	OTHER INFORMATION

None.

Ask Jeeves, Inc.

Part III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will appear in the definitive Proxy Statement circulated by our board of directors in connection with our 2005 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2005, and is hereby incorporated by reference to that filing.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will appear in the definitive Proxy Statement circulated by our board of directors in connection with our 2005 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2005, and is hereby incorporated by reference to that filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will appear in the definitive Proxy Statement circulated by our board of directors in connection with our 2005 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2005, and is hereby incorporated by reference to that filing.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will appear in the definitive Proxy Statement circulated by our board of directors in connection with our 2005 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2005, and is hereby incorporated by reference to that filing.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will appear in the definitive Proxy Statement circulated by our board of directors in connection with our 2005 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2005, and is hereby incorporated by reference to that filing.

Ask Jeeves, Inc.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements. The following are filed as part of Item 8 of this annual report on Form 10-K:

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flow
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm

(2)	Financial Schedules. Schedule II “Valuation and Qualifying Accounts” appears below. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because the information required to be set forth therein is not applicable or is shown in our consolidated financial statements or notes thereto. The financial statement schedule below should be read in conjunction with the consolidated financial statements in Item 8 of this annual report on Form 10-K.
ASK JEEVES, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Charge to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period

Year ended December 31, 2004:
Allowance for doubtful accounts	$1,437	$899	$873	$1,463
Continuing Ops:	1,437			1,463
Discontinued Ops:	—			—
Year ended December 31, 2003:
Allowance for doubtful accounts	$1,945	$391	$899	$1,437
Continuing Ops:	1,593			1,437
Discontinued Ops:	352			—
Year ended December 31, 2002:
Allowance for doubtful accounts	$1,813	$491	$359	$1,945
Continuing Ops:	1,032			1,593
Discontinued Ops:	781			352

(b)	Exhibits. The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this annual report.

Ask Jeeves, Inc.

Signatures and Powers of Attorney
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oakland, State of California, on March 15, 2005.

ASK JEEVES, INC.

By:	/s/Steven Berkowitz

Steven Berkowitz
Chief Executive Officer
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below each severally constitutes and appoints Steven Berkowitz, Steven J. Sordello, Scott T. Bauer and Brett M. Robertson, and each of them acting individually without the others, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits and schedules thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or their substitutes, may lawfully do, or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ A. George (Skip) Battle A. George (Skip) Battle	Executive Chairman of the Board of Directors	March 15, 2005

/s/ Steven Berkowitz Steven Berkowitz	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2005

/s/ Steven J. Sordello Steven J. Sordello	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2005

/s/ Scott T. Bauer Scott T. Bauer	Vice President and Corporate Controller (Principal Accounting Officer)	March 15, 2005

/s/ David S. Carlick David S. Carlick	Director	March 15, 2005

/s/ James Casella James Casella	Director	March 15, 2005

Ask Jeeves, Inc.

Signature	Title	Date

/s/ Joshua Goldman Joshua Goldman	Director	March 15, 2005

/s/ Garrett Gruener Garrett Gruener	Director	March 15, 2005

/s/ James Kirsner James Kirsner	Director, Chair of the Audit Committee	March 15, 2005

/s/ Geoffrey Y. Yang Geoffrey Y. Yang	Director	March 15, 2005

Ask Jeeves, Inc.

Exhibit Index
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this annual report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K). Headings are for ease of reference only.

Exhibit No.	Description

Plans of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Agreement and Plan of Merger, dated June 29, 1999, by and between Ask Jeeves, Inc. and AJ Merger Corporation (previously filed as Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
2.2	Agreement and Plan of Merger and Reorganization, dated as of November 19, 1999, by and among Ask Jeeves, Inc., Net Effect Systems, Inc. and Neutral Acquisition Corp. (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed November 18, 1999, and incorporated herein by reference).
2.3	Agreement and Plan of Merger and Reorganization, dated as of January 25, 2000, by and among Ask Jeeves, Inc., Direct Hit Technologies, Inc. and Answer Acquisition Corp. (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed February 14, 2000, and incorporated herein by reference).
2.4	Agreement and Plan of Merger and Reorganization, dated as of September 10, 2001, by and among Ask Jeeves, Inc., Answer Acquisition Corp. No. 2, and Teoma Technologies, Inc., and solely with respect to Article X, Hawk Holdings, LLC, as Stockholders’ Agent, and Chase Manhattan Bank and Trust, N.A., as Escrow Agent (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed September 17, 2001, and incorporated herein by reference).
2.5	Agreement and Plan of Reorganization, dated March 3, 2004, by and among Ask Jeeves, Inc., Interactive Search Holdings, Inc., Aqua Acquisition Corp. and Aqua Acquisition Holdings LLC (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed March 5, 2004, and incorporated herein by reference).
Charter Documents
3.1.1	Certificate of Incorporation of AJ Merger Corporation, predecessor of Ask Jeeves, Inc. (previously filed as Exhibit 3.1 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).
3.1.2	Amended and Restated Certificate of Incorporation of Ask Jeeves, Inc., dated July 6, 1999 (previously filed as Exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
3.1.3	Certificate of Correction of Amended and Restated Certificate of Incorporation of Ask Jeeves, Inc., dated as of April 6, 2001 (previously filed as Exhibit 3.1.3 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
3.1.4	Certificate of Designation of Series A Junior Participating Preferred Stock of Ask Jeeves, Inc. (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed May 10, 2001, and incorporated herein by reference).
3.1.5	Certificate of Ownership and Merger Merging Net Effects Systems, Inc. and Direct Hit Technologies, Inc. with and into Ask Jeeves, Inc., dated as of December 28, 2000 (previously filed as Exhibit 2.4 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).

Ask Jeeves, Inc.

Exhibit No.	Description

Bylaws
3.2	Bylaws of Ask Jeeves, Inc. (previously filed as Exhibit 3.4 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).
3.2.2	Certificate of Amendment of Bylaws of Ask Jeeves, Inc., adopted on October 30, 2003 (previously filed as Exhibit 3.2.2 to the Registrant’s Annual Report on Form 10-K, filed March 1, 2004, and incorporated herein by reference)
Instruments Defining the Rights of Security Holders
4.1	Specimen Common Stock Certificate of Ask Jeeves, Inc. (previously filed as Exhibit 4.2 to the Registrant’s Amendment No. 2 to Form S-1, filed June 7, 1999, and incorporated herein by reference).
4.2.1	Rights Agreement (commonly called a “poison pill plan”), dated as of April 26, 2001, between Ask Jeeves, Inc. and Fleet National Bank, N.A. (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed May 10, 2001, and incorporated herein by reference).
4.2.2	Form of Rights Certificate issuable in certain circumstances under the Rights Agreement (filed as Exhibit B to the Rights Agreement, dated as of April 26, 2001, between Ask Jeeves, Inc. and Fleet National Bank, N.A., previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed May 10, 2001, and incorporated herein by reference).
4.3.1	Indenture (relating to the Zero Coupon Subordinated Convertible Notes of Ask Jeeves, Inc.), dated as of June 4, 2003, by and between Ask Jeeves, Inc. and The Bank of New York, as Trustee (previously filed as Exhibit 4.3.1 to the Registrant’s Form S-3 registration statement, filed September 19, 2003, and incorporated herein by reference).
4.3.2	Form of Zero Coupon Convertible Subordinated Note of Ask Jeeves, Inc. (included within Exhibit 4.3.1).
4.4	Form of Stock Resale Agreement, dated March 3, 2004, between Ask Jeeves, Inc. and each of the following (stockholders of Interactive Search Holdings, Inc.), separately: Bain Capital Fund VI, L.P.; BCIP Associates II; BCIP Trust Associates II; BCIP Associates II-B; BCIP Trust Associates II-B; BCIP Associates II-C; PEP Investments PTY LTD.; Sankaty High Yield Asset Partners, L.P.; Sankaty High Yield Partners II, L.P.; Brookside Capital Partners Fund L.P.; BCI-I, LLC; BCI-II, LLC; RGIP, LLC; William Daugherty; J.P. Morgan Partners (BHCA), L.P.; Jonas Steinman; Viacom Inc.; Frank William Daugherty, III 2004 GRAT; and Jonas L. Steinman 2004 GRAT (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed March 5, 2004, and incorporated herein by reference).
Equity Compensation Plan Documents
10.1.1.1†	1996 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).
10.1.1.2†	Form of Option Agreement for the 1996 Equity Incentive Plan (previously filed as Exhibit 10.2 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).
10.1.2.1†	1999 Equity Incentive Plan, adopted April 16, 1999 and approved by Stockholders on May 21, 1999 and May 25, 2000 (composite plan document reflecting amendments adopted through May 15, 2003) (previously filed as Exhibit 4.1 to the Registrant’s Form S-8, filed May 15, 2003, and incorporated herein by reference).
10.1.2.2†	Appendix A to the 1999 Equity Incentive Plan, effective as of January 1, 2004 (relating to the automatic option grant program for eligible directors), including the form of Eligible Director Option Agreement (previously filed as Exhibit 10.1.2.2 to the Registrant’s Quarterly Report on Form 10-K, filed August 9, 2004, and incorporated herein by reference).
10.1.2.3†*	Form of Stock Option Grant Notice for the 1999 Equity Incentive Plan and the 1999 Non-Qualified Equity Incentive Plan.
10.1.2.4†	Form of Option Agreement for the 1999 Equity Incentive Plan (previously filed as Exhibit 99.2 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).
10.1.2.5†	Form of Addendum to Stock Option Agreement applicable to certain grants under the 1999 Equity Incentive Plan from the Registrant to each of A. George (Skip) Battle, Steven Berkowitz, Steven Sordello, Heather Staples and Claudio Pinkus (previously filed as exhibit 10.1.2.4 to the Registrant’s Form 10-Q filed August 5, 2003 and incorporated herein by reference).

Ask Jeeves, Inc.

Exhibit No.	Description

10.1.3.1†	1999 Non-Qualified Equity Incentive Plan, as Amended through January 10, 2001 (previously filed as Exhibit 99.4 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).
10.1.3.2†	Form of Option Agreement for the 1999 Non-Qualified Equity Incentive Plan (previously filed as Exhibit 99.5 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).
10.1.3.3†	2002 UK Approved Rules for Grants under the 1999 Non-Qualified Equity Plan (the “UK Sub Plan”), as adopted by the Registrant on January 13, 2003 (previously filed as Exhibit 10.1.3.3 to the Registrant’s Form 10-Q, filed May 2, 2003, and incorporated herein by reference).
10.1.4†	1999 Employee Stock Purchase Plan, as amended through May 25, 2000 (previously filed as Exhibit 99.3 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).
Other Compensation-Related Agreements
10.2.1.1†	Offer letter dated as of December 8, 2000, by and between Ask Jeeves, Inc. and A. George (Skip) Battle (previously filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K, filed April 2, 2001, and incorporated herein by reference).
10.2.1.2†	Offer letter of New Terms of Employment, dated April 3, 2001, by and between Ask Jeeves, Inc. and A. George (Skip) Battle (previously filed as Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2001, and incorporated herein by reference).
10.2.1.3†	Severance Benefits Letter Agreement, dated as of November 14, 2002, by and between Ask Jeeves, Inc. and A. George (Skip) Battle (previously filed as Exhibit 10.2.3.3 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.1.4†	Severance Benefits Letter Agreement, dated January 19, 2005, by and between Ask Jeeves, Inc. and A. George (Skip) Battle (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 25, 2005 and incorporated herein by reference).
10.2.2.1†	Promissory Note, dated March 15, 2001, by and between Ask Jeeves, Inc. and Steven J.Sordello (previously filed as Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2001, and incorporated herein by reference).
10.2.2.2†	Severance Benefits Letter Agreement, dated as of November 14, 2002, by and between Ask Jeeves, Inc. and Steven J. Sordello (previously filed as Exhibit 10.2.4.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.2.3†	Addendum to Stock Option Agreement regarding the April 1, 2003 stock option grant under the 1999 Equity Incentive Plan from the Registrant to Steven J. Sordello (previously filed as Exhibit 10.2.4.3 to the Registrant’s Quarterly Report on Form 10-Q, filed August 5, 2003, and incorporated herein by reference).
10.2.2.4†	Restricted Stock Award Agreement under the 1999 Equity Incentive Plan by and between Ask Jeeves, Inc. and Steven J. Sordello, dated September 30, 2003 (previously filed as Exhibit 10.2.4.4 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2003, and incorporated herein by reference).
10.2.2.5†	Severance Benefits Letter Agreement, dated January 19, 2005, by and between Ask Jeeves, Inc. and Steve Sordello (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed January 25, 2005 and incorporated herein by reference).
10.2.3.1†	Offer letter dated April 23, 2001, by and between Ask Jeeves, Inc. and Steven Berkowitz (previously filed as Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2001, and incorporated herein by reference).
10.2.3.2†	Severance Benefits Letter Agreement, dated as of November 14, 2002, by and between Ask Jeeves, Inc. and Steven Berkowitz (previously filed as Exhibit 10.2.6.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.3.3†	Restricted Stock Award Agreement under the 1999 Equity Incentive Plan by and between Ask Jeeves, Inc. and Steven Berkowitz, dated September 30, 2003 (previously filed as Exhibit 10.2.6.3 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2003, and incorporated herein by reference).

Ask Jeeves, Inc.

Exhibit No.	Description

10.2.3.4†	Severance Benefits Letter Agreement, dated January 19, 2005, by and between Ask Jeeves, Inc. and Steve Berkowitz (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed January 25, 2005 and incorporated herein by reference).
10.2.4.1†	Incentive Agreement, entered into as of January 2, 2001, by and between Ask Jeeves, Inc. and Claudio Pinkus (previously filed as Exhibit 10.45.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.4.2†	Amendment to Incentive Agreement, dated June 18, 2001, by and between Ask Jeeves, Inc. and Claudio Pinkus (previously filed as Exhibit 10.45.2 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.4.3†	Second Amendment to Incentive Agreement, entered into as of August 29, 2001, by and between Ask Jeeves, Inc. and Claudio Pinkus (previously filed as Exhibit 10.45.3 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.2.4.4†	Third Amendment to Incentive Agreement, entered into as of November 17, 2001, by and between Ask Jeeves, Inc. and Claudio Pinkus (previously filed as Exhibit 10.45.4 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference)
10.2.4.5†	Severance Benefits Letter Agreement, dated as of November 14, 2002, by and between Ask Jeeves, Inc. and Claudio Pinkus (previously filed as Exhibit 10.2.7.5 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.4.6†	Severance Agreement by and between Ask Jeeves, Inc. and Claudio Pinkus, dated August 28, 2003 (previously filed as Exhibit 10.2.7.6 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2003, and incorporated herein by reference).
10.2.5.1†	Form of Indemnity Agreement by and between Ask Jeeves, Inc. and each of its then-current directors and executive officers (previously filed as Exhibit 10.27 to the Registrant’s Amendment No. 1 to Form S-1, filed May 10, 1999, and incorporated herein by reference).
10.2.5.2†	Form of Indemnification Agreement, entered into in May 2003 (or subsequently) between Ask Jeeves, Inc. and each of A. George (Skip) Battle, David Carlick, Joshua Goldman, Garrett Gruener, James Kirsner, Geoffrey Y. Yang, Scott Bauer, Steve Berkowitz, Adrian Cox, Jim Diaz, Paul Gardi, Scott Garell, John Scott Lomond, Tuoc Luong, Claudio Pinkus, Brett Robertson, Steve Sordello, Heather Staples and Mark Stein (previously filed as Exhibit 10.2.8.2 to the Registrant’s Form 10-Q, filed August 5, 2003 and incorporated herein by reference).
10.2.6.1†	Offer Letter dated November 25, 2002 by and between Ask Jeeves, Inc. and Brett M. Robertson (previously filed as Exhibit 10.2.9.2 to the Registrant’s Quarterly Report on Form 10-Q, filed May 3, 2004, and incorporated herein by reference).
10.2.6.2†	Severance Benefits Letter Agreement, dated as of December 3, 2002, by and between Ask Jeeves, Inc. and Brett M. Robertson (previously filed as Exhibit 10.2.9.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.6.3†	Severance Benefits Letter Agreement, dated January 19, 2005, by and between Ask Jeeves, Inc. and Brett M. Robertson (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed January 25, 2005 and incorporated herein by reference).
10.2.7†	Severance Benefits Letter Agreement, dated as of November 14, 2002, by and between Ask Jeeves, Inc. and Heather J. Staples (previously filed as Exhibit 10.2.10.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.2.8.1†	Offer Letter dated October 27, 2003 by and between Ask Jeeves Internet Ltd. and Adrian Cox (previously filed as Exhibit 10.2.12.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 3, 2004, and incorporated herein by reference).
10.2.8.2†	Severance Benefits Letter Agreement, dated January 25, 2005, by and between Ask Jeeves Internet Ltd., Ask Jeeves, Inc. and Adrian Cox (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 27, 2005 and incorporated herein by reference).
10.2.9.1†	Offer letter dated April 30, 2004 by and between Ask Jeeves, Inc. and F. William Daugherty, III (previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).

Ask Jeeves, Inc.

Exhibit No.	Description

10.2.9.2	Non-Competition Agreement, dated March 3, 2004, between Ask Jeeves, Inc. and F. William Daugherty, III (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed March 5, 2004, and incorporated herein by reference).
10.2.10.1†	Offer letter dated April 30, 2004 by and between Ask Jeeves, Inc. and Jonas Steinman (previously filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).
10.2.10.2	Non-Competition Agreement, dated March 3, 2004, between Ask Jeeves, Inc. and Jonas Steinman (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed March 5, 2004, and incorporated herein by reference).
10.2.11†*	Resolution adopted by the Board of Directors of Ask Jeeves, Inc. at a meeting November 4, 2004 regarding director compensation.
10.2.12†*	Ask Jeeves Executive Management Cash Bonus Plan.
10.2.13†*	Summary Sheet of bonus payments and compensation changes for Ask Jeeves’ Named Executive Officers.
Material U.S. Leases
10.3.1	Office Lease dated as of April 29, 1999, by and between Ask Jeeves, Inc. and Emery Station Associates, L.L.C. (previously filed as Exhibit 10.28 to the Registrant’s Amendment No. 2 to Form S-1, filed June 7, 1999, and incorporated herein by reference).
10.3.2	Master Lease Agreement dated as of June 15, 1999, by and between Ask Jeeves, Inc. and Comdisco, Inc. (previously filed as Exhibit No. 4 to the Registrant’s Amendment No. 4 to Form S-1, filed June 29, 1999, and incorporated herein by reference).
10.3.3	Lease Amendment and Termination Agreement, made February 4, 2002, by and between Ask Jeeves, Inc., as Tenant, and Oakland City Center LLC, as Landlord (previously filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.3.4	Lease (for Ask Jeeves’ new headquarters space in Oakland, CA) dated as of June 30, 2004, by and between Ask Jeeves, Inc. and 555 Twelfth Street Venture, LLC (previously filed as Exhibit 10.3.4 to the Registrant’s Quarterly Report on Form 10-K, filed August 9, 2004, and incorporated herein by reference).
10.3.5.1	Lease (for Ask Jeeves’ offices in Irvington, NY), dated July 27, 1999 by and between Focus Interactive, Inc. (formerly known as CTC Bulldog, Inc.) and Bridge Street Properties LLC (previously filed as Exhibit 10.1.1 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).
10.3.5.2	Amended Lease (for Ask Jeeves’ offices in Irvington, NY), dated September 22, 2002, by and between Focus Interactive, Inc. (formerly known as iWon, Inc.) and Bridge Street Properties LLC (previously filed as Exhibit 10.1.2 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).
Ask Jeeves U.K. Agreements
10.4.1	Agreement Relating to the Sale and Purchase of the Entire Issued Share Capital of Carlton & Granada Internet Limited, dated as of February 7, 2002, by and among the Registrant, Carlton Communications PLC, Granada Media Group Limited, Carlton & Granada Internet Limited, Ask Jeeves (Jersey) Limited and Ask Jeeves International, Inc. (previously filed as Exhibit 2.1 to the Registrant’s Form S-3, filed March 6, 2002, and incorporated herein by reference).
10.4.2	Further Supplemental Partnership Deed relating to Ask Jeeves UK, dated February 14, 2002, by and among the Registrant, Carlton Communications PLC, Granada Media Group Limited, Carlton & Granada Internet Limited, Ask Jeeves (Jersey) Limited, Ask Jeeves International Inc. and Ask Jeeves UK (previously filed as Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q, filed April 30, 2002, and incorporated herein by reference).

Ask Jeeves, Inc.

Exhibit No.	Description

10.4.3	Tax Deed relating to the acquisition of the entire issued share capital of Carlton & Granada Internet Limited, dated March 6, 2002, by and among the Registrant, Carlton Communications PLC and Granada Media Group Limited (previously filed as Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q, filed April 30, 2002, and incorporated herein by reference).
10.4.4	Underlease, dated March 15, 2000, by and between City & General (West End) Limited and the Ask Jeeves UK Partnership (previously filed as Exhibit 10.4.4 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
Ask Jeeves Japan Joint Venture Agreements
10.5.1‡	Joint Venture Agreement by and between Trans Cosmos Inc. USA Pacific Holdings Company III, and Ask Jeeves International, Inc., dated as of August 31, 2000 (previously filed as Exhibit 10.5.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.5.2.1‡	Distribution and License Agreement by and between Ask Jeeves International, Inc., the Registrant, Transcosmos, inc. and Ask Jeeves Kabushiki Kaisha (also known as A.J.J. Co., Ltd., in English) (“AJ Japan”), dated as of August 31, 2000 (previously filed as Exhibit 10.5.2.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.5.2.2‡	Amendment No. 1 to the Distribution and License Agreement by and between Ask Jeeves International, Inc. and AJ Japan, dated as of December 1, 2000 (previously filed as Exhibit 10.5.2.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.5.2.3‡	Amendment No. 2 to the Distribution and License Agreement by and between Ask Jeeves International, Inc. and AJ Japan, dated as of January 1, 2002 (previously filed as Exhibit 10.5.2.3 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.5.2.4‡	First Amended and Restated Distribution and License Agreement by and between Ask Jeeves International, Inc., AJ Japan, the Registrant and Trans Cosmos, Inc., dated as of June 1, 2003 (previously filed as Exhibit 10.5.2.4 to the Registrant’s Quarterly Report on Form 10-Q, filed November 8, 2004, and incorporated herein by reference).
10.5.3‡	Hosted Services Agreement by and between Ask Jeeves International, Inc. and AJ Japan, dated August 23, 2004 (previously filed as Exhibit 10.5.3 to the Registrant’s Quarterly Report on Form 10-Q, filed November 8, 2004, and incorporated herein by reference).
Warrants to Purchase Common Stock of the Registrant
10.6.1	Warrant to purchase 15,000 shares of Common Stock granted by the Registrant to Antenna Group Provided, dated as of June 30, 1998 (previously filed as Exhibit 4.3 to the Registrant’s Amendment No. 1 to Form S-1, filed May 10, 1999, and incorporated herein by reference).
10.6.2	Warrant to purchase 105,000 shares of Common Stock granted by the Registrant to Boris Katz, dated as of July 26, 2001 (previously filed as Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10.6.3	Warrant to purchase 70,000 shares of Common Stock granted by the Registrant to Patrick Winston, dated as of July 26, 2001 (previously filed as Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).

Ask Jeeves, Inc.

Exhibit No.	Description

Registration Rights Agreements
10.7.1	Form of Registration Rights Agreement, between Ask Jeeves, Inc. and Stockholders of Net Effect Systems, Inc. (previously filed as Exhibit 10.35 to the Registrant’s Amendment No. 1 to Form S-1, filed February 23, 2000, and incorporated herein by reference).
10.7.2	Registration Rights Agreement, dated September 10, 2001, by and between Ask Jeeves, Inc. and the multiple parties listed therein (previously filed as Exhibit 10.44 to the Registrant’s Current Report on Form 8-K, filed September 17, 2001, and incorporated herein by reference).
10.7.3	Registration Rights Agreement (relating to the Zero Coupon Subordinated Convertible Notes), dated as of June 4, 2003, by and between Ask Jeeves, Inc. and Credit Suisse First Boston LLC, as initial purchaser (previously filed as Exhibit 10.7.3 to the Registrant’s Form S-3 registration statement, filed September 19, 2003, and incorporated herein by reference).
Agreements with Google Inc.
10.8.1.1‡	Advertising Services Agreement, dated July 17, 2002, by and between Ask Jeeves, Inc. and Google Inc. (previously filed as Exhibit 10.52 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2002, and incorporated herein by reference).
10.8.1.2‡	Amendment Number One to Advertising Services Agreement, dated October 23, 2002, by and between Ask Jeeves, Inc. and Google Inc. (previously filed as Exhibit 10.8.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.8.1.3‡	Amended and Restated Advertising Services Agreement, dated July 26, 2004, by and between Ask Jeeves, Inc. and Google Inc. (previously filed as Exhibit 10.8.1.3 to the Registrant’s Quarterly Report on Form 10-Q, filed November 8, 2004, and incorporated herein by reference).
10.8.1.4‡*	Amendment Number One, dated November 10, 2004, to Amended and Restated Advertising Services Agreement by and between Ask Jeeves, Inc. and Google Inc.
10.8.2.1‡	Google Services Agreement, dated May 15, 2003, by and between the Ask Jeeves UK Partnership and Google Technology, Inc. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2003, filed May 29, 2003, and incorporated herein by reference).
10.8.2.2‡	First Amendment to Google Services Agreement and Order Form, dated July 26, 2004, by and between Ask Jeeves Europe Limited (as assignee of the Ask Jeeves UK Partnership) and Google Technology, Inc. (previously filed as Exhibit 10.8.2.2 to the Registrant’s Quarterly Report on Form 10-Q, filed November 8, 2004, and incorporated herein by reference).
10.8.2.3‡*	Second Amendment, dated November 24, 2004, to Google Services Agreement and Order Form by and between Ask Jeeves Europe Limited (as assignee of the Ask Jeeves UK Partnership) and Google Technology, Inc.
10.8.3.1‡	Google Services Agreement and related Order Form, dated May 23, 2003, by and between Google Technology Inc. and Focus Interactive, Inc. (formerly known as The Excite Network, Inc.) (previously filed as Exhibit 10.3.1 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).
10.8.3.2‡	Amendment No. 1 to Google Order Form (amending the Order Form dated May 23, 2003), dated September 19, 2003, by and between Google Inc. and Focus Interactive, Inc. (previously filed as Exhibit 10.3.2 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).
10.8.3.3‡	Amendment Number One to Google Services Agreement, dated July 26, 2004, by and between Focus Interactive, Inc. and Google Inc. (previously filed as Exhibit 10.8.3.3 to the Registrant’s Quarterly Report on Form 10-Q, filed November 8, 2004, and incorporated herein by reference).
10.8.3.4‡*	Amendment Number Two, dated December 15, 2004, to Google Services Agreement by and between Focus Interactive, Inc. and Google Inc.
10.8.4‡	Google Services Agreement (Content Targeting), dated September 19, 2003, by and between Google Inc. and Focus Interactive, Inc. (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).

Ask Jeeves, Inc.

Exhibit No.	Description

Miscellaneous Material Agreements
10.9.1‡	Agreement by and between Ask Jeeves, Inc. and The Wodehouse No. 3 Trust, dated as of January 1, 2000 (previously filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.9.2‡	First Amendment to Agreement by and between Ask Jeeves, Inc. and The Wodehouse No. 3 Trust, dated as of May 9, 2003 (previously filed as Exhibit 10.9.2 to the Registrant’s Form 10-Q filed August 5, 2003 and incorporated herein by reference).
10.10.1‡	DART Service Agreement for Publishers by and between DoubleClick Inc. and Ask Jeeves, Inc., effective as of March 31, 1999 (previously filed as Exhibit 10.10.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.10.2‡	Addendum No. 1 to DART Service Agreement for Publishers by and between DoubleClick Inc. and Ask Jeeves, Inc., effective as of October 1, 2000 (previously filed as Exhibit 10.10.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.10.3‡	Addendum No. 2 to DART Service Agreement for Publishers by and between DoubleClick Inc. and Ask Jeeves, Inc., effective as of March 30, 2001 (previously filed as Exhibit 10.10.3 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.10.4‡	DFP Extension Addendum No. 3 to DART Service Agreement for Publishers by and between DoubleClick Inc. and Ask Jeeves, Inc., effective as of November 1, 2002 (previously filed as Exhibit 10.10.4 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10.10.5.1	DoubleClick Master Services Agreement (the “U.S. Master Agreement”) by and between DoubleClick, Inc. and Ask Jeeves, Inc., dated February 27, 2004 (previously filed as Exhibit 10.10.5.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 3, 2004, and incorporated herein by reference).
10.10.5.2‡	DART Services Attachment for Publishers (the “DFP Attachment” to the U.S. Master Agreement) by and between DoubleClick, Inc. and Ask Jeeves, Inc., dated February 27, 2004 (previously filed as Exhibit 10.10.5.2 to the Registrant’s Quarterly Report on Form 10-Q, filed May 3, 2004, and incorporated herein by reference).
10.10.6.1	DoubleClick European Master Services Agreement (the “European Master Agreement”) by and between DoubleClick, Inc. and Ask Jeeves Europe, Ltd., dated February 27, 2004 (previously filed as Exhibit 10.10.6.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 3, 2004, and incorporated herein by reference).
10.10.6.2‡	DART Services Attachment for Publishers (the “DFP Attachment” to the European Master Agreement) by and between DoubleClick, Inc. and Ask Jeeves Europe, Ltd., dated February 27, 2004 (previously filed as Exhibit 10.2.9.2 to the Registrant’s Quarterly Report on Form 10-Q, filed May 3, 2004, and incorporated herein by reference).
10.11	Asset Purchase Agreement dated May 28, 2003 (relating to the disposition of the Jeeves Solutions assets) by and between Ask Jeeves, Inc., as seller, and Kanisa Inc., as buyer, (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 28, 2003, filed May 29, 2003, and incorporated herein by reference).
10.12.2	Form of Standstill Agreement, dated March 3, 2004, between Ask Jeeves, Inc. and each of the following (stockholders of Interactive Search Holdings, Inc.), separately: Bain Capital Fund VI, L.P.; BCIP Associates II; BCIP Trust Associates II; BCIP Associates II-B; BCIP Trust Associates II-B; BCIP Associates II-C; PEP Investments PTY LTD.; Sankaty High Yield Asset Partners, L.P.; Sankaty High Yield Partners II, L.P.; Brookside Capital Partners Fund L.P.; BCI-I, LLC; BCI-II, LLC; RGIP, LLC; William Daugherty; J.P. Morgan Partners (BHCA), L.P.; Jonas Steinman; Frank William Daugherty, III 2004 GRAT; and Jonas L. Steinman 2004 GRAT (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed March 5, 2004, and incorporated herein by reference).
10.13.1‡	S&P Comstock Information Distribution License Agreement, dated January 13, 2000, by and between S&P ComStock, Inc. and Focus Interactive, Inc. (formerly known as iWon, Inc.) (previously filed as Exhibit 10.2.1 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).

Ask Jeeves, Inc.

Exhibit No.	Description

10.13.2‡	Amendment Number 1 to Information Distribution License Agreement, dated December 5, 2001, by and between S&P ComStock Inc. and Focus Interactive, Inc. (formerly known as iWon, Inc.) (previously filed as Exhibit 10.2.2 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).
10.13.3‡	Amendment Number 2 to Information Distribution License Agreement, dated December 5, 2001, by and between S&P ComStock Inc. and Focus Interactive, Inc. (formerly known as iWon, Inc. and as The Excite Network, Inc.) (previously filed as Exhibit 10.2.3 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).
Code of Ethics
14.1	Code of Ethics of the Registrant, as currently in effect (previously filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K, filed March 1, 2004, and incorporated herein by reference).
Significant Subsidiaries
21.1*	List of significant subsidiaries of Ask Jeeves, Inc.
Auditor’s Consent
23.1*	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)
Certifications
31.1*	Certification of Steven Berkowitz under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Steven J. Sordello under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Denotes a management contract or compensatory plan.
‡	Portions of this exhibit were omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.

Ask Jeeves, Inc.