Form 10-Q
period 2005-03-31
ASK JEEVES INC
filed 2005-05-10
CIK 1054298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 000-26521

ASK JEEVES, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3334199
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)
555 12th Street, Suite 500, Oakland, CA 94607-4046
(Address of principal executive offices, including zip code)
(510) 985-7400
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      The number of shares outstanding (excluding treasury shares) of the registrant’s Common Stock as of May 2, 2005 was 59,151,387.
      The Exhibit Index begins on page 54.

ASK JEEVES, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
      In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. Our forward-looking statements in this report include those relating to our expected establishment of additional European sites; our planned investments in marketing and in developing new features for our search sites, portals and Fun Web Products; our planned research and development expenditures to improve our Teoma algorithm and computer infrastructure; our planned expansion of AJinteractive’s delivery, billing and tracking systems; our expectations regarding monetization; and our proposed acquisition by IAC. All other statements in this report regarding our future strategy, future operations, projected financial position, estimated future revenues, anticipated seasonality, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are also forward looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our stockholders. Many important factors that could cause such a difference are described in this Quarterly Report under the caption “Risk Factors” as well as in our most recent Annual Report under the captions “Competition,” “Intellectual Property Rights,” “Regulation of the Internet” and “Risk Factors,” all which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this report.
PRELIMINARY NOTE REGARDING OUR TRADEMARKS
      Our registered trademarks in the United States include Ask Jeeves; the “Ask!” button design; Ask.com; Excite; the “Excite” design; iWon; the “iWon” design; the “Jeeves” design (a stylized depiction of our butler logo); Teoma; the “Teoma” design (a stylized depiction of the Teoma word trademark) and “Search with Authority” (a phrase we use on the Teoma.com Web site). The trademarks “Ask Jeeves” and the “Jeeves” design are registered in Australia, Canada, China, the European Community, France, Germany, Japan, Korea, Mexico, Norway, Spain, and the United Kingdom. The trademarks Excite and the “Excite” design are registered in Argentina, Chile, Mexico and Venezuela. In addition, the trademark iWon is registered in the European Community and the “iWon” design is registered in Canada, Hong Kong, Japan, Mexico and Singapore. This quarterly report also contains trademarks and trade names of third parties.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements
ASK JEEVES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004

	(Unaudited)	(Note 1)
	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$64,777	$80,452
Marketable securities	45,102	29,250

Total cash, cash equivalents and marketable securities	109,879	109,702
Accounts receivable, net	54,444	44,911
Prepaid expenses and other current assets	12,088	8,535

Total current assets	176,411	163,148
Property and equipment, net	33,751	22,761
Goodwill	264,898	264,898
Intangible assets, net	90,824	87,887
Deferred tax asset, net	295	295
Other long-term assets, net	5,309	5,420

Total assets	$571,488	$544,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$47,729	$38,566
Accrued compensation and related expenses	7,173	8,245
Accrued restructuring costs	195	383
Deferred revenue	1,782	2,583
Current portion of capital lease obligation	661	710

Total current liabilities	57,540	50,487
Convertible subordinated notes	115,000	115,000
Capital lease obligations, less current portion	326	460
Other liabilities	326	326

Total liabilities	173,192	166,273
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value: 150,000,000 shares authorized 59,004,788 and 54,480,762 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	997,295	994,971
Deferred stock compensation	(3,392)	(3,722)
Accumulated deficit	(599,384)	(617,525)
Accumulated other comprehensive income	3,777	4,412

Total stockholders’ equity	398,296	378,136

Total liabilities and stockholders’ equity	$571,488	$544,409

See accompanying notes to condensed consolidated financial statements.

ASK JEEVES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended

	March 31,	March 31,
	2005	2004

	(Unaudited)
	(In thousands, except share and
	per share data)
Revenues	$94,861	$39,229
Cost of revenues	29,709	6,070

Gross profit	65,152	33,159
Operating expenses:
Product development	8,625	4,753
Sales and marketing	26,256	9,164
General and administrative	8,968	5,344
Amortization of intangible assets	3,329	—

Total operating expenses	47,178	19,261

Operating income	17,974	13,898
Interest income, net	347	442
Interest expense	(47)	(3)
Other income, net	396	142

Income before income tax provision	18,670	14,479
Income tax provision	529	1,100

Net income	$18,141	$13,379

Earnings per share — Basic
Net income per share	$0.31	$0.29

Weighted average shares outstanding used in computing basic net income per share	58,784,772	46,885,863

Earnings per share — Diluted
Net income per share	$0.26	$0.23

Weighted average shares outstanding used in computing diluted net income per share	69,119,378	59,370,727

Revenues from related parties	$—	$1,131

See accompanying notes to condensed consolidated financial statements.

ASK JEEVES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2005	2004

	(Unaudited)
	(In thousands)
Operating activities
Net income	$18,141	$13,379
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,210	1,732
Stock compensation	421	191
Amortization of other assets	7,241	464
Income tax benefit from stock option exercises	82	—
Changes in operating assets and liabilities:
Accounts receivable	(9,533)	(2,224)
Prepaid expenses and other assets	(3,620)	(2,127)
Accounts payable and other accrued liabilities	9,163	4,016
Accrued compensation and related expenses	(1,072)	(71)
Accrued restructuring costs	(188)	(188)
Deferred revenue	(801)	(1,220)

Net cash provided by operating activities	23,044	13,952
Investing activities
Purchases of property and equipment	(14,200)	(5,186)
Purchases of marketable securities	(22,777)	(33,100)
Maturities of marketable securities	6,907	30,407
Redemption of marketable securities	(6)	20,749
Acquisitions of developed technology	(10,000)	—

Net cash (used in) provided by investing activities	(40,076)	12,870
Financing activities
Issuance of common stock	2,151	3,536
Repayment of capital lease obligations	(183)	—

Net cash provided by financing activities	1,968	3,536
Effect of exchange rate changes on cash and cash equivalents	(611)	668

(Decrease) increase in cash and cash equivalents	(15,675)	31,026
Cash and cash equivalents at beginning of period	80,452	36,673

Cash and cash equivalents at end of period	$64,777	$67,699

See accompanying notes to condensed consolidated financial statements.

ASK JEEVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The Company
      Ask Jeeves, Inc. (“Ask Jeeves” or the “Company”) provides information search and retrieval services to users through a diverse portfolio of Web sites, downloadable applications and distribution networks. On the Company’s Ask Jeeves brand sites — Ask.com in the U.S., Ask.co.uk in the U.K., es.Ask.com in Spain and Ask.jp (a joint venture) in Japan — users submit queries and the Company’s algorithmic search engine, Teoma, responds by generating a list of Web sites likely to offer the most authoritative content. The Company’s proprietary Web brands also include three content-rich portals (Excite.com, iWon.com and MyWay.com), a Web log, or “blog,” and RSS aggregation service (Bloglines.com) and several other search sites. The Company earns revenue primarily by displaying paid listings and other advertisements on its proprietary sites; and also generates advertising receipts by distributing ads and search services across two networks of third-party Web sites: the MaxOnline advertising network and the Ask Jeeves syndication network. The Company pays fees to these network sites in order to reach their users with its ads and services. The Company’s proprietary technologies include Teoma, natural language processing software, portal technology and ad-serving processes.
      Ask Jeeves’ strategic goal is to become a leading provider of differentiated search solutions to users, advertisers, publishers and partners. The Company is pursuing this goal using a multiple brand strategy.
      On May 6, 2004, Ask Jeeves acquired Interactive Search Holdings, Inc. (“ISH”), which became a wholly-owned subsidiary of the Company. ISH operates several portals and search sites and develops and distributes desktop applications. See Note 3 Acquisitions.
      On March 21, 2005 Ask Jeeves signed an agreement to be acquired by IAC/InterActiveCorp (“IAC”). Under the agreement, which is subject to approval by Ask Jeeves’ stockholders and other customary conditions, Ask Jeeves will merge with a newly formed subsidiary of IAC and Ask Jeeves stockholders will receive 1.2668 shares of IAC common stock for each share they hold of Ask Jeeves common stock at the time of the merger. Ask Jeeves will survive the merger as a wholly-owned subsidiary of IAC. The transaction is currently expected to close late in the second quarter or early in the third quarter. More information about the proposed merger will be set forth in a combined proxy statement/prospectus that Ask Jeeves will use to solicit stockholders’ approval. That proxy statement/prospectus will be mailed to Ask Jeeves stockholders prior to a special meeting of Ask Jeeves stockholders at which stockholder approval of the merger will be sought.
     Basis of Presentation
      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005 or for any other future period.
      The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
      The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The investment in the Ask Jeeves Japan joint venture in which the Company has significant influence but does not have a controlling voting interest or a majority interest in

ASK JEEVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the assets, obligations or results of operations is accounted for under the equity method. Investments in which the Company does not have the ability to exert significant influence are accounted for at cost. All significant intercompany transactions and balances have been eliminated upon consolidation.
      For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.
      Certain prior period balances have been reclassified to conform to the current year presentation. The reclassifications did not affect previously reported net income.
     Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For the Company, such estimates include but are not limited to revenue recognition, allowances for doubtful accounts, legal contingencies, accounting for income taxes, impairment of goodwill, and impairment of long-lived assets. Actual results could differ materially from those estimates.
     Concentrations of Revenue
      During the three months ended March 31, 2005 and 2004, paid listing revenues from one provider accounted for 74% and 69% of revenues, respectively. This provider accounted for 47% and 38% of gross accounts receivable as of March 31, 2005 and December 31, 2004, respectively. The Company’s paid listing agreements with this provider are scheduled to terminate on December 31, 2007, unless renewed by mutual agreement.
     Net Income per Share
      Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options, warrants, and convertible subordinated notes. Potentially dilutive securities have been excluded from the computation of diluted net loss per share as their effect is anti-dilutive.
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

ASK JEEVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black Scholes valuation model, the Company’s net income and basic and diluted net income per share would have been decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended

	March 31,	March 31,
	2005	2004

Net income, as reported	$18,141	$13,379
Add:
Stock compensation expense included in reported net income	330	—
Deduct:
Total stock-based employee compensation expense determined under fair value based method for Employee Stock Purchase Plan	(191)	(139)
Total stock-based employee compensation expense determined under fair value based method for stock options	(10,432)	(3,539)

Net income, pro forma	$7,848	$9,701

Net income per share:
Basic, as reported	$0.31	$0.29
Basic, pro forma	$0.13	$0.21
Diluted, as reported	$0.26	$0.23
Diluted, pro forma	$0.11	$0.16

2.	COMMITMENTS AND CONTINGENCIES
     Legal Proceedings
      From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with its services, such as claims alleging defamation or invasion of privacy.
      On October 25, 2001, a putative class action lawsuit captioned Leonard Turroff, et al. v. Ask Jeeves, Inc., et al. was filed against the Company and two of the Company’s officers and directors (collectively the “Individual Defendants”) in the United States District Court for the Southern District of New York. Also named as defendants were Morgan Stanley & Co., Inc., FleetBoston Robertson Stephens, Goldman Sachs & Co., U.S. Bancorp Piper Jaffray, and Dain Rauscher, Inc., the underwriters of the Company’s initial public offering, or IPO. The complaint alleges violations of Section 11 of the Securities Act of 1933 against all defendants, and violations of Section 15 of the Securities Act against the Individual Defendants in connection with the Company’s IPO. An amended complaint was filed on December 6, 2001, which includes the same allegations in connection with Ask Jeeves’ second public offering in March 2000. The complaints seek unspecified damages on behalf of a purported class of purchasers of common stock between June 30, 1999 and December 6, 2000. This case is similar to, and has been coordinated with, over three hundred other cases filed in the Southern District Court of New York concerning the IPO market of the late 1990’s. In June 2003, a proposed settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies. On June 24, 2003, a special committee of the Company’s board of directors approved the Company’s participation in this settlement and on July 9, 2003, the Individual Defendants approved the settlement. In June 2004, the proposed settlement was submitted to the court for preliminary approval. The

ASK JEEVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
underwriter defendants formally objected to the settlement on July 14, 2004. The plaintiffs and issuer defendants separately filed replies to the underwriter defendants’ objections on August 4, 2004. The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications and directed the parties to report back to the court regarding the modifications. If the parties are able to agree upon the required modifications, and such modifications are acceptable to the court, notice will be given to all class members of the settlement, a “fairness” hearing will be held and if the court determines that the settlement is fair to the class members, the settlement will be approved. If the settlement is ultimately approved by the court, the Company expects that the costs and expenses of the settlement will be paid by the Company’s insurers, who will be reimbursed by the Company up to the amount of the Company’s $1.0 million insurance retention. Accordingly, the Company has accrued that amount on its consolidated balance sheet. Any payments beyond that amount will be made by the Company’s insurance carriers up to the limits of the relevant policies.
      On July 29, 2003, Focus Interactive filed a legal action against InfoSpace, Inc. in New York State court, Westchester County captioned Focus Interactive, Inc. v. InfoSpace, Inc., Index No. 03/11873 (Sup. Court Westchester County New York) (“NY Action”) seeking a declaration as to the respective rights and obligations of the parties under an Internet Services Agreement (“ISA”) between Focus Interactive and InfoSpace and seeking damages as a result of InfoSpace’s ISA-related demands. (The Company acquired Focus Interactive, Inc., formerly known as The Excite Network, Inc., on May 6, 2004 upon its acquisition of ISH.) On September 22, 2003, InfoSpace filed a lawsuit against Focus Interactive in Washington State captioned InfoSpace Sales LLC v. Focus Interactive, Inc., Index No. 03-2-36 176-3SEA (Sup. Court Wash., King County) (“Washington Action”) asserting claims and seeking damages for (i) breach of contract (the ISA); (ii) breach of the duty of good faith and fair dealing in performing the ISA; (iii) unfair business practices under Washington Rev. Code § 19.86.020 that affect the public interest; (iv) misrepresentation and fraud in the inducement; and (v) a declaratory judgment seeking a declaration that Focus Interactive’s threatened actions would constitute breaches of Focus Interactive’s obligations to InfoSpace under the ISA, the covenant of good faith and fair dealing recognized by Washington law, and the Wash. Rev. Code § 19.86.020. Focus’ motion to dismiss the Washington Action was granted, and was upheld by the Court of Appeals Division I State of Washington on April 4, 2005. On September 29, 2003, InfoSpace moved to dismiss the NY Action on the grounds that a declaratory judgment was improper and on forum non conveniens grounds. Focus opposed the motion and on January 7, 2004, the New York trial court denied InfoSpace’s motion to dismiss in its entirety. On January 23, 2004, InfoSpace answered the Complaint in the NY Action and filed counterclaims similar to the claims asserted in the Washington Action. On February 11, 2004, InfoSpace appealed the trial court’s denial of its motion to dismiss by filing a Notice of Appeal with the Appellate Division of the New York Supreme Court for the Second Judicial Department. The appeal has been fully briefed and is under judicial consideration. The underlying NY Action has not proceeded as the parties have been engaged in settlement negotiations, though the settlement negotiations might not be successful.
      On January 27, 2004, a lawsuit was filed in the United States District Court for the Southern District of New York captioned American Blind and Wallpaper, Inc. v. Google, Inc., et al., in which Ask Jeeves, Inc., America Online, Inc., Netscape Communications Corporation, Compuserve Interactive Services, Inc., and EarthLink, Inc. were also named as defendants. On February 27, 2004, the Company was served with an Amended Complaint in the matter. The Complaint alleges trademark infringement, false representation, and dilution under the Lanham Act, tortious interference with prospective business advantage and other claims arising from defendants’ alleged unlawful use of plaintiff’s trademarks. Plaintiff’s claims are based on the allegations that defendants sell keywords identical to plaintiff’s marks to various third parties and by manipulating search results, consumers are unwittingly diverted to competitors’ products and services. The plaintiff seeks injunctive relief and an unspecified amount of damages. The Company has tendered this suit to Google for indemnification pursuant to the terms of the Advertising Services Agreement, dated July 17, 2002, between Ask Jeeves and Google, and Google has agreed to assume the defense and to indemnify the Company

ASK JEEVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to the extent the claims relate to Google paid listings. Google filed a motion to dismiss the case on the grounds that the plaintiffs have failed to state a valid claim upon which relief could be granted, the plaintiffs filed an opposing brief and, on September 17, 2004, the court held a hearing on the motion, at which the judge took the parties’ arguments under submission. On March 30, 2005, the court issued an order granting Google’s motion to dismiss with respect to the tortious interference with prospective business advantage claim and denied the motion to dismiss with respect to the trademark infringement claims.
      On August 3, 2004, a lawsuit was filed in the Superior Court of the State of California, County of San Francisco captioned Mario Cisneros et al. vs. Yahoo! Inc., et al., in which Ask Jeeves, Inc., Google, Inc., Yahoo! Inc., and several other Internet media companies are named as defendants. The complaint alleges that the defendants engaged in unfair business practices and aided, abetted and conspired with operators of illegal online gambling enterprises by selling and displaying ads for online gambling operations that allegedly violate California law. The complaint purports to be brought on behalf of the general public and a class of all California residents who incurred losses in the prior four years at any illegal Internet gambling site allegedly advertised on defendants’ Web pages. The complaint seeks declaratory and injunctive relief prohibiting Ask Jeeves and the other defendants from selling or displaying such ads. The complaint also seeks to hold Ask Jeeves and the other defendants liable for an unspecified amount of monetary restitution equal to (i) all of the revenue that defendants allegedly earned by displaying ads for illegal gambling operations; (ii) all of the gambling losses suffered by persons using computers in California to access the advertised sites; (iii) all other revenues received by the gambling site operators from such computer users; and (iv) certain State taxes and fees allegedly avoided by the gambling site operators. The complaint was filed against Internet media companies and does not specifically name the gambling site operators themselves as defendants. Defendants, including Ask Jeeves, filed a motion to strike plaintiffs’ claims for restitution of gambling losses and also filed a demurrer to the entire complaint (which is a motion to dismiss the case on the grounds that the plaintiffs have failed to state a valid claim upon which relief could be granted) based on defendants’ belief that plaintiffs lack standing to bring the action. The court denied the demurrer. Defendants’ filed a reply brief in support of their motion to strike monetary remedies on April 29, 2005. A hearing on the motion to strike the restitution claims is currently scheduled for May 9, 2005.
      On February 17, 2005, a lawsuit was filed in the Circuit Court of Miller County, Arkansas captioned Lane’s Gifts and Collectibles et al. vs. Yahoo! Inc. et al., in which Ask Jeeves, Inc., Google Inc., Yahoo! Inc., America Online and several other Internet media companies are named as defendants. The complaint alleges that the defendants overcharged advertisers by billing and collecting fees for price-per-click (PPC) advertising in response to clicks that defendants knew were not generated by bona fide consumers. It further alleges that defendants engaged in an industry-wide conspiracy to conceal the alleged overcharges from advertisers in order to increase the size of the PPC advertising market. The complaint purports to be a nationwide class action on behalf of all advertisers that have been overcharged for PPC advertising. The complaint seeks to hold Ask Jeeves and the other defendants liable for the amount of the alleged overcharges, together with prejudgment interest, attorneys’ fees and such other amounts as the court may determine. The Company has tendered this suit to Google for indemnification pursuant to the terms of the Advertising Services Agreement between Ask Jeeves and Google, and Google has agreed to assume the defense and to indemnify the Company to the extent the claims relate to paid listings provided to the Company by Google. Ask Jeeves retains any liability for ads it sold.
      The following two purported class action lawsuits have been filed relating to the Company’s pending acquisition by IAC:

•	Benjamin Parris v. A. George Battle, Steven Berkowitz, Garrett Gruener, David S. Carlick, James Casella, Joshua C. Goldman, James D. Kirsner, Geoffrey Y. Yang and Ask Jeeves, Inc. was filed in the Court of Chancery of the State of Delaware on March 21, 2005. The complaint is brought on behalf of a purported class of Ask Jeeves stockholders and alleges that the IAC transaction fails to fully value

ASK JEEVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ask Jeeves and that the transaction was timed to place an artificial cap on the market price of Ask Jeeves stock. The complaint seeks to enjoin the merger, have the merger rescinded if completed, obtain an award of damages to the purported class and obtain an award of attorneys’ fees, experts’ fees and costs.

•	Richard D. Wiltsie 1 v. A. George Battle, Steven Berkowitz, David Carlick, James Casella, Joshua Goldman, Garrett Gruener, James Kirsner, Geoffrey Y. Yang, IAC/ InterActiveCorp, and Ask Jeeves, Inc. was filed in the Court of Chancery of the State of Delaware on March 23, 2005. The complaint is brought on behalf of a purported class of Ask Jeeves stockholders, and alleges that the board of Ask Jeeves breached its fiduciary duty by entering into the merger agreement without conducting an auction, obtaining the best price possible, or informing itself of and investigating other available transactions, while IAC’s stock was overvalued because of its repurchase programs, and while Ask Jeeves’ stock was undervalued. The complaint also alleges that IAC knowingly participated in and benefited from the Ask Jeeves director defendants’ breaches of their fiduciary duties. The complaint seeks to enjoin the merger, rescind it if completed, obtain an award of damages for the purported class, direct the Ask Jeeves board to use “corporate management devices to ensure the best available transaction” and obtain an award of attorneys’ fees, experts’ fees and costs.
Ask Jeeves believes that these claims are without merit and intends to defend vigorously against them.
      Although management does not expect resolution of these matters to have a material adverse impact on the Company’s results of operations, cash flows or financial position, an unfavorable resolution of these matters could materially and adversely affect the Company’s future results of operations, cash flows or financial position.
     Indemnifications
      In the ordinary course of business, the Company provides indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its directors and certain officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors, and officers and former directors, officers and employees of acquired companies, in certain circumstances.
      It is not possible to determine the maximum potential amount payable under these indemnification agreements due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Many such indemnification agreements are not subject to maximum loss clauses. Historically, the Company has not incurred material costs as a result of obligations under these agreements and it has not accrued any liabilities related to such indemnification obligations in its financial statements.

3.	ACQUISITIONS
     Trustic Inc.
      On February 8, 2005, Ask Jeeves acquired Trustic Inc., the company that owns and operates Bloglines. Bloglines is a free online service for searching, subscribing, publishing and sharing RSS (Real Simple Syndication) feeds, blogs and rich web content. The acquisition brings together complementary technology assets and the Company plans to leverage these technologies across its search and portal brands. The cost of the technology will be amortized on a straight-line basis over a three-year period.

ASK JEEVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

ASK JEEVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The results of ISH’s operations have been included in the Company’s consolidated financial statements since May 6, 2004, the date of the acquisition. The following unaudited pro forma financial information for Ask Jeeves, Inc., presented in the table below, represents the combined revenue, net income and net income per share of the Company for the three months ended March 31, 2004 as if the acquisition of ISH had occurred on the first day of the period presented, including the amortization of identified intangible assets (in thousands, except per share data).

March 31,
2004

Revenue	$78,285
Net income	$13,980
Net income per share — basic	$0.26
Net income per share — diluted	$0.20

4.	CONVERTIBLE SUBORDINATED NOTES
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
      The notes are convertible by the holders into shares of the Company’s common stock at any time at a conversion price of $16.90 per share, subject to certain adjustments. This is equivalent to a conversion rate of approximately 59.1716 shares per $1,000 principal amount of notes. Upon conversion, the Company has the right subject to certain conditions to deliver cash (or a combination of cash and shares) in lieu of shares of its common stock. If the merger with IAC is consummated, these notes will be assumed by IAC.
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

ASK JEEVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	RESTRUCTURING AND FACILITY EXIT COSTS
      In December 2000, the Company’s Board of Directors approved a restructuring program aimed at streamlining the Company’s underlying cost structure to better position the Company for growth and improved operating results. During the three months ended March 31, 2005, the Company reported no additional restructuring charges. The following table sets forth the restructuring activity during the three months ended March 31, 2005 and 2004, respectively (in thousands).

	Accrued			Accrued
	Restructuring			Restructuring
	Costs, Beginning	Restructuring		Costs, End
	of Period	Charges	Cash Paid	of Period

Three months ended March 31, 2005
Facility exit costs	$383	$—	$(188)	$195

Total	$383	$—	$(188)	$195

Three months ended March 31, 2004
Facility exit costs	$1,167	$—	$(188)	$979

Total	$1,167	$—	$(188)	$979

6.	LINE OF CREDIT
      The Company has a revolving line of credit with a bank in the amount of $15.0 million. The line of credit expires on July 1, 2005. Borrowings under the line of credit bear fixed rate interest from the date of borrowing at LIBOR plus 0.4%. All borrowings and letters of credit under the credit facility are collateralized by an equal amount of the Company’s marketable securities. Borrowings under the line are subject to various covenants. As of March 31, 2005, no borrowings were outstanding under the line of credit. Standby letters of credit of approximately $61,000, which are being maintained as security for performance under various obligations, were issued and outstanding under the credit facility. Further, the Company has additional standby letters of credit totaling $580,000, which are being maintained as security for a capital lease and office space.

7.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
      The Company offers advanced Internet search technology to the public through advertiser-supported sites on the World Wide Web. The Company provides its search technologies and services internationally, both directly and through its joint venture. Attribution of our sites’ revenues by geographic region is based on the region served by each Web site. Geographic information on revenues is as follows (in thousands):

	Three Months Ended

	March 31,	March 31,
	2005	2004

North America	$79,454	$24,953
Europe	15,407	13,145
Asia	—	1,131

Total	$94,861	$39,229

ASK JEEVES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	COMPREHENSIVE INCOME
      The components of comprehensive income are as follows:

	Three Months Ended

	March 31,	March 31,
	2005	2004

Net income	$18,141	$13,379
Other comprehensive income:
Change in unrealized gain on investments	(24)	72
Foreign currency translation adjustment	(611)	668

Comprehensive income	$17,506	$14,119

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
EXECUTIVE OVERVIEW
      We provide information search and retrieval services to computer users through a diverse portfolio of Web sites, downloadable applications and distribution networks. On our Ask Jeeves brand sites — Ask.com in the U.S., Ask.co.uk in the U.K., es.Ask.com in Spain and Ask.jp (a joint venture) in Japan — users submit queries and our algorithmic search engine, Teoma, responds by generating a list of Web sites likely to offer the most authoritative content. Our proprietary Web brands also include three content-rich portals (Excite.com, iWon.com and MyWay.com), a Web log, or “blog,” and RSS aggregation service (Bloglines.com) and several other search sites. We earn revenue primarily by displaying paid listings and other advertisements on our proprietary sites. We also generate advertising revenue by distributing ads and search services across two networks of third-party Web sites: the MaxOnline advertising network and the Ask Jeeves syndication network. We pay fees to these networked sites in order to reach their users with our ads and services. Our proprietary technologies include Teoma, natural language processing software, portal technology and ad-serving processes.
      Our strategic goal is to become a leading provider of differentiated search solutions to users, advertisers, publishers and partners. We are pursuing this goal using a multiple brand strategy.
      We earn revenue from advertisements we display to users as they navigate the Internet. We refer to users’ Internet activity as Web “traffic” and, in general, the more Web traffic we can attract, the more advertising revenue we will generate. We attract Web traffic in two main ways:

•	Proprietary Traffic. First and foremost, we attract Web traffic to our own sites. We refer to users’ activity on our sites as “proprietary” Web traffic and the revenue it generates as “proprietary” revenue. From an operational perspective, we “control” our proprietary traffic because we control many of the key variables (such as content, services and promotion) that, in the aggregate, determine the rate at which new users will try our sites and the frequency with which they will return.

•	Network Traffic. Second, we pay to reach Web traffic that third parties have attracted to their own sites and services. For example, we have contracts in place with several website publishers giving us the right to deliver graphic advertisements for display on their sites to their users. After the ad is displayed, we collect a fee from the advertiser and remit a portion of it to the website publisher, as a traffic acquisition cost. We have similar arrangements in place for delivery of search results and other items. Our “network” consists of all of the third-party websites (and other publishers) to whom we pay traffic acquisition fees. Our gross margins from monetizing network traffic tend to be lower than from proprietary traffic as a result of the traffic acquisition fees we pay to the network publishers.
Each of these sources of revenue is discussed in greater detail, below.
Recent Events
      Notable events since the filing of our annual report for the year ended December 31, 2004, include the following:

•	Pending Acquisition by IAC. On March 21, 2005, Ask Jeeves signed an agreement to be acquired by IAC/ InterActiveCorp. Under the agreement, which is subject to approval by Ask Jeeves’ stockholders and other customary conditions, Ask Jeeves will merge with a newly formed subsidiary of IAC and Ask Jeeves stockholders will receive 1.2668 shares of IAC common stock for each share they hold of Ask Jeeves common stock at the time of the merger. Ask Jeeves will survive the merger as a wholly-owned subsidiary of IAC. The transaction is currently expected to close late in the second quarter or early in the third quarter. More information about the proposed merger will be set forth in a combined proxy statement/ prospectus that Ask Jeeves will use to solicit stockholders’ approval. That proxy statement/ prospectus will be mailed to Ask Jeeves stockholders prior to a special meeting of Ask Jeeves stockholders at which stockholder approval of the merger will be sought.

•	Beta Launch of Spanish Search Site. On April 5, 2005, Ask Jeeves announced the launch of a beta, or final testing stage, version of Ask Jeeves España, which is an Ask Jeeves brand search site targeted toward residents of Spain. The site allows users to run their search across the entire Web or to restrict their search either to Spanish-language sites or to sites in Spain. Currently available at http://es.ask.com, this site is expected to formally launch this summer at www.askjeeves.es.

•	Ask Jeeves Japan Exits Beta Phase. Also on April 5, 2005, we announced that the search site operated at Ask.jp by Ask Jeeves Japan (a joint venture between Ask Jeeves, Inc. and transcosmos, inc.) has come out of beta and that the joint venture has signed an agreement with Google to provide the site with sponsored links.

Proprietary Traffic
      We seek to attract Web traffic by satisfying users’ demand for Internet search services. We make our search services available from a variety of access points and through multiple brands, each with its own differentiated user experience. Our proprietary revenues arise from the following sources:

•	Ask Jeeves brand search sites — Ask.com in the U.S., Ask.co.uk in the U.K., es.Ask.com (in beta) in Spain and Ask.jp (a joint venture) in Japan;

•	other search sites — Teoma.com, Bloglines.com, AJKids.com;

•	desktop applications/search toolbars — our Fun Web Products, Ask Jeeves toolbar and Desktop Search Toolbar (in beta); and

•	our portals — iWon.com, Excite.com and MyWay.com.
      On most of our proprietary sites, we attempt to monetize search queries by delivering a results Web page that includes keyword-targeted advertisements (in addition to the search engine results and other elements). Keyword ads appear on the results page in response to certain words in the user’s query. Advertisers select the keywords that will cause their ads to be displayed. Most keyword ads take the form of short textual units that include a link to the advertiser’s Web site; we generically refer to these text ads as “paid listings.” We sometimes also display graphic keyword ads (which we call “Branded Response”).
      Keyword ads are a popular choice among Internet advertisers, in part because they enable advertisers to deliver their messages at the moment viewers are most likely to be interested — when users are actively searching for information related to the advertiser’s product or service. Unlike traditional non-targeted Web advertisements, which can be intrusive or annoying, keyword ads are often useful to the user and thus can be more effective for advertisers. Another reason that keyword ads appeal to advertisers is that, typically, advertisers are not charged for keyword ads unless they get results. That is, most keyword ads are sold on a price-per-click, or PPC, basis (also known as cost-per-click, or CPC, pricing); as a result, the advertiser does not pay unless the ad successfully attracts a user’s click. (Occasionally keyword ads are sold on a cost-per-action, or CPA, basis, where the advertiser does not pay unless the user clicks on the ad and takes a designated action on the advertiser’s site.)
      We identify keyword-targeted ads as “sponsored” content on all of our results pages and display them separately from the algorithmic search results. Although keyword ads are sold to advertisers by our direct sales force, we obtain most of our paid listings from third-party providers. Currently, Google Inc. is our primary supplier of paid listings. Google administers contracts with hundreds of thousands of advertisers, who bid to have their paid listings appear on participating search result pages in response to keywords they select. We transmit each query to Google (or another paid listing provider), which immediately transmits paid listings back to us for display. This ad-serving process occurs independently of, but concurrently with, the search engine process that will generate Web results for the same query. When we deliver a user’s click on a paid listing supplied by Google, Google bills the advertiser and shares a portion of that revenue with us. We display paid listings from Google on most of the results pages we control and we distribute them to many of the third-party sites in our network. Our paid listing supply agreement with Google is scheduled to expire on December 31, 2007, unless renewed by mutual agreement.
      On our Excite and iWon portals we display both content-targeted and non-targeted ads, such as banners, towers and pop-ups. Content-targeted ads are similar to paid listings in that they appear in response to the user’s current interests. However, unlike paid listings, content-targeted ads appear on a Web page in response to the page’s other content. For example, next to a news story about the Wimbledon Championships, we might display an ad for tennis rackets. We generally obtain content-targeted ads from a third-party provider, namely Google. Our content-targeted ad supply agreement with Google is scheduled to expire on August 31, 2007, unless renewed by mutual agreement.
Network Revenues
      In general, the more users to whom we deliver search results (and ads and other revenue-generating services), the more overall revenues we will generate. Recognizing this, we approach third-party sites (and other third parties with loyal customer bases) offering to pay them a fee for the right to deliver our services to their users. We sometimes refer to those third parties as our network “partners.” The fees we pay to our network partners are often calculated as a portion of the revenue we earn by delivering services to their users, according to contractual revenue-sharing formulas. We record these fees as traffic acquisition costs (within cost of revenues). As a result of these revenue-sharing obligations, we generally earn lower gross margins on network revenues than on proprietary revenues. Our network arrangements include the following:

•	Search Box Placement Agreements — We enter into agreements with third-party Web site publishers and programmers allowing or requiring them to add one of our search boxes to their Web sites or applications. A user who enters a query is taken to a results page that we serve and control.

•	Ask Jeeves Syndication Network — We enter into syndication agreements with portals, meta-search providers and other sophisticated third-party sites to deliver, or “syndicate,” Teoma’s algorithmic search results (along with keyword-targeted paid listings and, in some cases, Branded Response ads) to results pages they control. Members of the Ask Jeeves Syndication Network currently include Lycos, InfoSpace, BellSouth, Mamma.com and CNET Networks, among dozens of other sites.

•	Toolbar Distribution Arrangements — We have distribution arrangements in place with several third-party application providers to bundle our MySearch toolbar with their popular downloadable applications.

•	Co-Branded Portals — We operate a co-branded portal with Dell, Inc. at Dell.MyWay.com using the content modules and technology we developed for our own sites.

•	MaxOnline Advertising Network and AJinteractive Services — Our Internet advertising division, AJinteractive, offers advertisers the ability to run their ads across the third-party Web sites in our MaxOnline advertising network, among other services. We bill the advertisers, take the collection risk, and pay a traffic acquisition fee to the third-party sites. AJinteractive also offers lead generation services, email promotions and other specialized services, all of which we classify as network activity (except when provided through our proprietary sites).
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
      Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules which require us to make judgments and estimates. We recognize revenue in accordance with current generally accepted accounting principles, which means revenue is recognized only when all of the following criteria are satisfied:

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

Paid Listings, Branded Advertising and other Syndicated Services
      There are several pricing plans for Internet advertisements, and the way in which we earn ad revenue varies among them. Depending upon the pricing terms, we might earn revenue every time a graphic ad is displayed (referred to as cost per thousand impressions, or CPM, pricing), every time a user clicks on an ad (referred to either as price per click, PPC, or cost per click, CPC, pricing), every time a qualified user indicates interest in the advertised topic (referred to as cost per lead, or CPL, pricing) or every time a user clicks-through on the ad and takes a specified action on the destination site (referred to as cost per action, or CPA, pricing).

      Paid listings and content-targeted ads are normally sold on a PPC basis. Although some PPC ads are sold by our direct sales force, we obtain the majority of our PPC ads from third-party providers, primarily Google Inc. We recognize paid listing (and other PPC) revenue as follows:

•	Ads Sold by Us. When our direct sales force sells a PPC ad for display on one of our proprietary sites, we recognize revenue when a user clicks on the ad, in the gross amount of the advertiser’s price-per-click obligation, provided that collection of the resulting receivable from the advertiser is probable. If we sell the ad for display on a third-party site or otherwise distribute it through our network, we continue to recognize the advertiser’s paid listing fee as revenue on a gross basis (even though we share a portion of that revenue with our network partner) in accordance with the criteria set forth in Emerging Issues Task Force, or EITF, Issue No. 99-19, including factors such as whether we act as the primary obligor in the arrangement, perform a significant portion of the service, set the pricing, and retain the credit risk. We then record our revenue-sharing obligation to the third-party site as a Web-traffic acquisition cost (within cost of revenues).

•	Ads Sold by Google (or other third-party providers). When we deliver a user’s click to a paid listing supplied by Google, Google bills the advertiser and shares a portion of its resulting paid listing fee with us. Our right to payment from Google is not contingent upon Google’s ability to collect the fee from its advertisers and we recognize paid listing revenue from Google (and other providers) as soon as we deliver the user’s click. In these arrangements, however, we recognize the advertiser’s fee as revenue on a net basis, i.e., net of amounts retained by Google (or other provider), again in accordance with EITF Issue No. 99-19. When we syndicate ads from Google (or another provider) to or through the third parties in our network, we continue to recognize the paid listing fee on a net basis (i.e., net of amounts retained by the provider) and we record our revenue-sharing payment to the network site as a Web-traffic acquisition cost (within cost of revenues).
      In addition to paid listings, we display branded advertising. Our branded advertising ranges from keyword-targeted graphic units, which we offer to advertisers as our Branded Response product, to content-targeted and non-targeted graphic advertising units such as banners, towers, buttons and pop-ups, which appear primarily on our portals and MaxOnline network sites. With these products, advertisers generally desire to have their ads displayed (regardless of whether users click on the ads), so we generally sell branded advertising on a cost per thousand impressions, or CPM, basis. We recognize revenue from CPM arrangements during the period in which the advertising impressions are delivered, provided that no significant obligations remain unperformed by us at the end of the period and collection of the resulting receivable is probable. Our obligations typically include a guaranteed minimum number of “impressions” or times that an advertisement appears. To the extent the minimum guaranteed impressions are not delivered, we continue to run the ad and defer recognition of the corresponding revenue until the remaining guaranteed impression level is achieved. In cases where we share CPM revenue with a provider or network partner, we recognize revenue in accordance with EITF, Issue No. 99-19 as described above.
      We sell some branded advertising for which the advertiser pays only if the user clicks on the ad and goes on to take another action on the destination Web site. This arrangement is known as cost per action, or “CPA,” pricing. We recognize revenue from CPA arrangements when a user takes an action on the destination Web site, provided that collection of the resulting receivable is probable.

Paid Inclusion
      Until the second quarter of 2004, we offered paid inclusion products, which provided an opportunity for Web sites to ensure that they were included in our search index. Although we have ceased offering any paid inclusion products, we will continue to recognize paid inclusion revenue until the termination of all existing paid inclusion service periods. We recognize paid inclusion revenue using either of two methods. First, for paid inclusion products that were priced on a “per URL” basis, we collected the revenues in advance and have been recognizing them over the appropriate service period, which is typically one year. Second, for paid inclusion products that were priced on a CPC basis, we recognized the revenue when the click was delivered.

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
Allowances for Doubtful Accounts
      We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of the receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and our future results of operations could be adversely impacted.
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
Legal Contingencies
      We are currently involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our future results of operations and financial position. See Note 2 (Commitments and Contingencies) of Notes to Condensed Consolidated Financial Statements for a description of our material legal proceedings.
Income Taxes
      We are subject to income taxes in the U.S. and in numerous foreign jurisdictions. Significant judgment is used in evaluating our tax positions and determining our consolidated income tax provision. Uncertainties may arise with respect to the tax treatment of certain transactions, transfer pricing arrangements among related entities, and segregation of foreign and domestic income and expense. Although we believe our estimates are reasonable, we cannot be certain that the final tax outcome of these matters will not be different than that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision in the period in which such determination is made.
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
      We provide for United States income taxes on the earnings of our foreign subsidiaries unless they are considered indefinitely invested outside the United States. We currently intend to reinvest all of our foreign earnings in the activities of our foreign operations, and accordingly no US income tax has been provided on such earnings. At March 31, 2005, the cumulative earnings upon which United States income taxes have not been provided are approximately $17.1 million. The income tax that would arise if these items were repatriated is approximately $3.1 million, some or all of which may be reduced by NOL’s.
Impairment of Long-Lived Assets

Goodwill
      Our long-lived assets include goodwill and other intangible assets. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations. The goodwill recorded in our Consolidated Financial Statements as of March 31, 2005 and December 31, 2004 was $264.9 million.

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
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) enacted Statement of Financial Accounting Standards 123 — revised 2004 (SFAS 123R), Share-Based Payment, which replaces Statement of Financial Accounting Standards 123 (SFAS 123), Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123 are effective for periods beginning after December 15, 2005. We are required to adopt SFAS 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 in our Notes to Condensed Consolidated Financial Statements for the pro forma net income and net income per share amounts for the three months ended March 31, 2005 and 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.

RESULTS OF OPERATIONS
Revenues

	Three Months Ended March 31,

	2005	2004	Change

	(Dollars in thousands)
Revenues	$94,861	$39,229	141.8%
      Total revenues for the first quarter of 2005 grew 141.8% as compared with the first quarter of 2004. The most significant cause of this increase was our acquisition of the operations of Interactive Search Holdings, Inc., or ISH, which we acquired May 6, 2004. Revenues were also favorably affected by usage of our Web sites, which we refer to as our Web traffic. Traffic to our proprietary sites continued to be strong in the first quarter of 2005, with our “Ask” branded properties in the U.S. experiencing record quarters in terms of revenues.

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
      We also classify our revenues as arising from North America, Europe or Asia, based on the region served by the Web site generating the revenue.
      The table below presents our revenues for each category and our total revenue, split between North America, Europe and Asia for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,

	2005	2004	Change

	(Dollars in thousands)
Proprietary Revenue:
North America	$46,705	$20,974	122.7%
Europe	15,252	13,145	16.0%

Total Proprietary Revenues	61,957	34,119	81.6%

Network Revenue:
North America	32,749	3,979	723.0%
Europe	155	—	—
Asia	—	1,131	(100.0)%

Total Network Revenues	32,904	5,110	543.9%

Total Revenues	$94,861	$39,229	141.8%

Total Revenue:
North America	$79,454	$24,953	218.4%
Europe	15,407	13,145	17.2%
Asia	—	1,131	(100.0)%

Total Revenues	$94,861	$39,229	141.8%

      Proprietary revenues experienced strong growth in the first quarter of 2005 as compared with the first quarter of 2004. Proprietary revenue growth was driven by the addition of new properties through acquisition in North America and increases in traffic and monetization of our original websites in North America and Europe. Traffic and monetization of our original properties continued to increase with our “Ask” branded properties in the U.S. experiencing a record quarter. New properties also contributed significantly to revenue during the first quarter of 2005 as compared with the first quarter of 2004, with the Fun Web Products business experiencing a record quarter. Year over year comparisons of graphical ads on our proprietary sites was favorably impacted by the addition of the portal properties iWon and Excite.
      Network revenue growth in the first quarter of 2005, as compared with the first quarter of 2004, was driven by our acquisition of new businesses as well as by strong performance of our existing syndication network. In May 2004 we acquired the MySearch business (as part of our acquisition of ISH), which supplies search services to users through downloadable toolbars, and which was the most significant component in the increase in revenues. A lesser cause of the increase was our acquisition of the MaxOnline network (also as part of ISH), which allows advertisers to run their ads across third-party Web sites in a number of subject channels. Finally, strong performance in the first quarter of 2005 from our network partners as well as from our co-branded portals also contributed to the increase in network revenues.
      For the second quarter of 2005, we expect that a seasonal decrease in Web traffic combined with our strategy to reduce monetization per query on some of our proprietary properties will result in revenues that are approximately equal to those of the first quarter. We believe that by reducing the monetization of search results or the number of ads that are displayed in response to search queries we can increase user satisfaction with our sites and consequently their frequency of use. We believe that this higher user satisfaction and increased frequency of use will result in higher revenues in the longer run. Additionally, we believe that our traffic generally corresponds with overall Internet usage, which historically has declined slightly in the second and third quarters during the summer months and returned in the fourth quarter. We also intend to continue to seek increased Web traffic by increasing our marketing efforts and by improving the relevance of our search results and, thereby, increasing user satisfaction and usage.
Gross Margin
      Gross profit consists of total revenues less cost of revenues. Gross margin means gross profit expressed as a percentage of total revenue. The following table presents our gross profit and gross margin for the first quarter of 2005 and 2004:

	Three Months Ended March 31,

	2005	2004	Change

	(Dollars in thousands)
Gross profit	$65,152	$33,159	96.5%
Gross margin	68.7%	84.5%
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
      Gross margin percentage in the first quarter of 2005 decreased relative to the first quarter of 2004 primarily due to the additions to the network businesses, such as MySearch and MaxOnline, acquired after the acquisition of ISH in May 2004. Our gross margins from the network side of our business tend to be lower than from the proprietary side as a result of the Web traffic acquisition fees we pay to our network partners. Our May 2004 addition of new network business lines resulted in a higher portion of total revenues coming from network traffic which negatively impacted gross margins. Cost of revenues for the first quarter of 2005 included approximately $16.5 million in network traffic acquisitions costs, compared to $1.9 million in the corresponding quarter in 2004. Further, gross margins were negatively impacted by the addition of the amortization of acquired technology.
      We expect gross margin in the second quarter of 2005 to decrease slightly compared to the first quarter of 2005.
Operating Expenses

	Three Months Ended March 31,

	2005	2004	Change

	(Dollars in thousands)
Product development	$8,625	$4,753	81.5%
Percentage of total revenues	9.1%	12.1%
Sales and marketing	$26,256	$9,164	186.5%
Percentage of total revenues	27.7%	23.4%
General and administrative	$8,968	$5,344	67.8%
Percentage of total revenues	9.5%	13.6%
Amortization of intangible assets	$3,329	$—	—
Percentage of total revenues	3.5%	—

Product Development Expenses
      Product development expenses consist primarily of salaries and related personnel costs, consultant fees and expenses related to the design, development, testing and enhancement of our technology and services. To date, all software development costs have been expensed as incurred.
      Product development expenses increased on a dollar basis but decreased as a percentage of revenue during the first quarter of 2005 as compared to the first quarter of 2004 for several reasons. Compensation and related expenses increased as we significantly grew our research and development team in order to expand our Teoma technology and add new features on our Web sites. Further, the first quarter of 2005 includes product development expenses incurred due to the addition of ISH operations.
      We expect product development expenses in the second quarter of 2005 to be in line with the first quarter.

Sales and Marketing Expenses
      Sales and marketing expenses consist primarily of advertising, promotional and public relations expenditures, as well as salaries, commissions and related personnel expenses of our sales force.
      Sales and marketing increased primarily due to online, print and television advertising. These marketing campaigns were focused on promoting both branding and traffic generation. Further, included in the first quarter of 2005 are marketing expenses specifically related to ISH, which was not present in the first quarter of 2004. These expenses included user acquisition costs related to the ISH toolbars and sweepstakes and prizes won by users of our iwon.com website.
      We expect sales and marketing expenses in the second quarter of 2005 to increase, both on a dollar basis and as a percentage of revenues, relative to the first quarter of 2005 as we plan to invest in marketing across all of our product lines.

General and Administrative Expenses
      General and administrative expenses consist of costs for general corporate functions, as well as depreciation and other facilities charges. Also included is the provision for doubtful accounts, various accounting, investor relations and legal costs associated with operating our business, and administrative function salaries.

      The increase in general and administrative expenses in the first quarter of 2005 reflects an increase in salaries, employee-related benefits and incentive compensation as we expanded headcount to manage the growing business, and rewarded employees for the company’s performance. However, as a percentage of total revenue, general and administrative expenses have decreased as compared to the three months ended March 31, 2004.
      We expect general and administrative expenses in the second quarter of 2005 to slightly decrease compared to the first quarter.

	Three Months Ended
	March 31,

	2005	2004	Change

	(Dollars in thousands)
Interest income, net	$347	$442	(21.5)%
Interest expense	$(47)	$(3)	1,466.7%
Other income, net	$396	$142	178.9%
Income tax provision	$529	$1,100	(51.9)%

Interest and Other Income, net
      Interest income relates primarily to interest earned on fixed income securities and correlates with the average balance of those investments and prevailing interest rates. Interest expense arises primarily from interest accruing under our capital leases.
      Interest income slightly decreased as our average balance of funds held in interest-earning investments decreased. During the first quarter of 2004, we held significant balances of marketable securities in preparation for our acquisition of ISH in May 2004.
      During 2005 we incurred interest expense on the capital lease obligations we assumed when we acquired ISH. As a result, interest expense increased from the first quarter in 2004.
      Other income includes gains and losses from foreign currency transactions and the disposal of assets, as well as realized gains and losses from investments. Compared to the first quarter of 2004, in the first quarter of 2005, our European operations were more robust and processed more transactions. As a result, we recorded a larger gain on foreign currency exchanges than in 2004. This gain was partially outweighed by larger realized gains on investments in the first quarter of 2004 compared to 2005. During the first three months of 2004, we began to liquidate marketable securities in order to fund the ISH acquisition.

Income Tax Provision
      We recorded an income tax provision in the amount of $529,000 in the first quarter of 2005 relating primarily to income from our international operations. The provision differs from the amount computed by applying the statutory federal rate principally due to federal net operating loss carryforwards for which no tax benefit is provided and foreign income taxed at rates below the federal statutory rate. The tax provision is based upon our estimate of the full year effective rate for the Company. The provision decreased from the first quarter of 2004 due to changes in U.S. tax law and in the mix of foreign tax jurisdictions where income was generated.
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
LIQUIDITY AND CAPITAL RESOURCES
      We consider all cash and highly liquid investments with an original maturity of less than three months at the date of purchase to be cash equivalents. Our primary recurring sources of cash are collections from advertisers (and from our paid listing providers) and proceeds from the exercise of employee stock options. The primary uses of cash are payroll (salaries, bonuses and benefits), general operating expenses (marketing and facilities) and capital expenditures. The following table presents our cash, cash equivalents and marketable securities, and related data, as of March 31, 2005 and December 31, 2004 (dollars in thousands).

	March 31,	December 31,
	2005	2004

Cash, cash equivalents and marketable securities	$109,879	$109,702
Current ratio*	3.2	3.4
Days sales outstanding	52	63

*	Calculated excluding deferred revenue
      During the three months ended March 31, 2005, cash, cash equivalents, and marketable securities increased by $177,000 from $109.7 million at December 31, 2004 to $109.9 million at March 31, 2005 (of which cash and cash equivalents comprised $64.8 million).
      Net cash provided by operating activities of $23.0 million for the three months ended March 31, 2005 resulted primarily from net income of $18.1 million adjusted for non-cash items, including depreciation and amortization of $3.2 million, amortization of intangible assets of $7.2 million and changes in working capital.

      Net cash used in investing activities of $40.0 million resulted primarily from purchases of property and equipment of $14.2 million and the acquisition of developed technology of $10.0 million. Further, we purchased marketable securities in the amount of $22.8 million.
      Net cash provided by financing activities of $2.0 million resulted primarily from our issuance of common stock, mainly from the exercise of stock options.
      We have a revolving line of credit with a bank in the amount of $15.0 million. The line of credit expires on July 1, 2005. Borrowings under the line of credit bear interest at LIBOR plus 0.4%. All borrowings and letters of credit are collateralized by an equal amount of our marketable securities. The line of credit agreement contains various covenants. As of March 31, 2005, no borrowings were outstanding. Standby letters of credit of approximately $61,000 were issued and outstanding under the line of credit, which are being maintained as security for performance under lease obligations. Should we choose not to renew the line of credit, we do not believe our business would be harmed. We have additional standby letters of credit totaling $580,000, which are being maintained as security for a capital lease and office space. In the merger agreement, we agreed not to in incur any indebtedness in excess of $5.0 million without the prior written consent of IAC.
      On June 8, 2004, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission, or SEC. The registration statement was declared effective by the SEC on July 26, 2004 and will permit (but not require) us to offer and sell up to $400.0 million of common stock, preferred stock, depositary shares, debt securities or warrants from time to time in one or more public offerings. The terms of any such future offerings will be established at the time of each offering. In the merger agreement, we agreed not to offer any securities (other than pursuant to stock option plans) without the prior written consent of IAC.
      In June 2003, we issued $115.0 million aggregate principal amount of zero coupon convertible subordinated notes, due June 1, 2008. The notes were sold at face value and our net proceeds were $111.5 million, net of costs of issuance of $3.5 million. We issued the notes for general corporate purposes, including potential future acquisitions. The notes are convertible by the holders into shares of our common stock at any time at a conversion price of $16.90 per share subject to certain adjustments. This is equivalent to a conversion rate of approximately 59.1716 shares per $1,000 principal amount of notes. Upon conversion, we have the right, subject to certain conditions, to deliver cash (or a combination of cash and shares) in lieu of shares of our common stock. The notes are subordinated in right of payment to all existing and future senior indebtedness, as defined in the indenture. The holders of the notes may require us to repurchase all or a portion of the notes, subject to specified exceptions, upon the occurrence of a change in control. We may choose to pay the repurchase price in cash, shares of our common stock, shares of the surviving corporation or a combination thereof. We may not redeem the notes prior to the maturity date. Pursuant to the merger agreement, these notes will be assumed by IAC at the closing of the merger.
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

Off Balance Sheet Arrangements
      As of March 31, 2005, our only unconsolidated subsidiary is Ask Jeeves Japan, which generally provides Ask Jeeves’ services within a defined geographic region. We do not have majority voting rights or majority residual interests in the assets or income of any off balance sheet entities, including Ask Jeeves Japan. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities. Accordingly, we are not materially exposed to any market, credit, liquidity or financing risk that could arise from engaging in such relationships.
      We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations
      The following table summarizes our contractual obligations in specified categories at March 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less Than
	Total	1 Year	1-3 Years	4-5 Years	Thereafter

Convertible subordinated notes*	$115,000	$—	$—	$115,000	$—
Capital leases	987	661	326	—	—
Non-cancelable operating leases	22,373	4,158	7,076	5,587	5,552

Total	$138,360	$4,819	$7,402	$120,587	$5,552

*	The notes are convertible at any time prior to maturity into shares of our common stock at a conversion price of $16.90 per share, subject to certain adjustments. In the event of such conversion, we will have the right to deliver cash (or a combination of cash and shares of common stock) in lieu of shares of our common stock. If the merger with IAC is consummated, these notes will be assumed by IAC.

RISK FACTORS
      Described below are other risk factors that may affect our future operating results.
Risks Related to our Pending Acquisition by IAC
Our pending acquisition by IAC might cause the trading price of our common stock to vary based on the trading price of IAC’s common stock rather than our own financial performance. The trading price of IAC common stock, in turn, might be affected by factors different from or in addition to the factors affecting the trading price of our common stock.
      On March 21, 2005 we signed an agreement to be acquired by IAC. If our stockholders approve the merger and the other conditions specified in the merger agreement are satisfied, at the closing our stockholders will receive 1.2668 shares of IAC common stock for each share they hold of Ask Jeeves common stock. This exchange ratio is fixed regardless of our financial performance. Accordingly, until the closing of the merger (or any earlier termination of the merger agreement) the trading price of our common stock is likely to vary based on the trading price of IAC common stock. IAC owns and operates a number of lines of business in which we do not participate, including online retail, ticketing, travel services and online dating services. Accordingly, IAC’s results of operations, and the trading price of IAC common stock, might be affected by factors different from or in addition to those affecting our results of operations and the trading price of our common stock.
Failure to complete the merger could negatively impact the price of our common stock and our future business and operations.
      The merger agreement contains several conditions to closing, each one of which must be satisfied or waived by IAC prior to the closing. If any condition contained in the merger agreement fails to be satisfied, we cannot make any assurance that a waiver could be obtained from IAC or that the merger would be consummated. If the merger is not completed for any reason, we may experience a number of detriments, including the following:

•	if the merger agreement is terminated in certain circumstances set forth in the merger agreement, we may be obligated to pay IAC a termination fee of $68.5 million and reimburse IAC for its expenses;

•	the current market price of our common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a negative perception by the market of Ask Jeeves generally and a resulting decline in the market price of our common stock;

•	many costs related to the merger, such as legal, accounting and financial advisory fees, must be paid regardless of whether the merger occurs; and

•	there may be substantial disruption to our business and a distraction of our management and employees from day-to-day operations, because matters related to the merger may require substantial commitments of time and resources.
We might lose key personnel due to uncertainty created by the proposed merger.
      Our success depends in part on the continued service of key personnel as well as recruitment of additional qualified personnel. As a result of the merger announcement, current and prospective employees could experience uncertainty about their future roles within IAC, which would adversely affect our ability to attract and retain key management, sales, marketing and technical personnel. If a substantial number of key employees leave as a result of the merger announcement, or if we fail to attract needed qualified personnel, our business might be adversely affected.
The merger agreement contains provisions that might discourage other companies from trying to acquire Ask Jeeves.
      Our merger agreement with IAC contains provisions that might discourage a third party from submitting a business combination proposal to our board that would result in greater value to Ask Jeeves stockholders than the proposed merger. For example, we are prohibited from soliciting any acquisition proposal or offer for a competing transaction. We are also required to pay IAC a termination fee of $68.5 million if the merger agreement is terminated in specified circumstances.
The merger agreement contains provisions that prevent us from taking certain actions without IAC’s consent and might prevent us from taking actions we would otherwise pursue.
      Our merger agreement requires us to forbear from taking a number of actions without IAC’s written consent. For example, without IAC’s consent, we cannot:

•	acquire other companies or properties for consideration valued at over $25 million;

•	settle any material claim (including any material tax claim);

•	license any of our intellectual property to others (except in the normal course of business); or

•	enter into non-competition agreements that would restrict IAC following the merger.
      As a result of these forbearance provisions of the merger agreement, we might be prevented from pursuing actions or business strategies that we otherwise believe to be in our best interest.
Shareholder litigation related to the merger may prevent or delay the closing of the merger or otherwise negatively impact our business and operations.
      Two stockholder lawsuits have been filed against Ask Jeeves, its directors and, in one case, IAC (see “Note 2, Commitments and Contingencies” to our consolidated financial statements). The suits allege breaches of fiduciary duties by our directors in connection with the merger. The two suits seek to block the merger or, in the alternative, to undo the merger, as well as to force us to pay money damages. Even if this litigation is resolved in our favor, these actions could prevent or delay the closing of the merger. In addition, the cost of defending this litigation, even if resolved favorably, could be substantial. This litigation could also substantially divert the attention of management and our resources in general, which could in turn negatively affect our results of operations.
Additional risks relating to the combined company and the merger vote by stockholders will be set forth in the proxy statement/prospectus that will be mailed to our stockholders in advance of the special meeting at which the merger agreement will be voted upon.
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
      We have entered into several agreements with Google Inc. pursuant to which Google supplies paid listings and other services to some of our Web sites. We derive a significant percentage of our revenue from these agreements. For the three months ended March 31, 2005, our revenue from Google under these agreements comprised 74% of our total revenues. These agreements include the following:

•	In 2002, Ask Jeeves, Inc. entered into an agreement with Google Inc. to participate in Google’s sponsored links program (subsequently renamed AdWords). Under this agreement, Google sells paid listings to hundreds of thousands of advertisers and we display their paid listings on specified U.S. Ask Jeeves and Teoma brand Web sites in response to keywords in users’ search queries. Google’s advertisers pay a fee whenever users click on the paid listings. Under this agreement, we also syndicate Google’s paid listings, together with our search results, to third-party Web sites in the Ask Jeeves Syndication Network. In exchange for making the Web traffic on these various sites available to Google’s advertisers, we share in the revenue generated from those advertisers. This U.S. agreement with Google was scheduled to terminate in September 2005 (but allowed for termination for convenience by either party during September or October of 2004). On July 26, 2004, this agreement was amended and restated to, among other changes, extend its scheduled term until December 31, 2007.

•	In May 2003, one of our European subsidiaries entered into an agreement with a Google subsidiary to display Google’s paid listings on our Ask Jeeves’ brand U.K. Web site, replacing a previous paid listing provider. We share in the revenue generated when users click on those paid listings. This agreement with Google was scheduled to terminate in May 2005. On July 26, 2004, this agreement was amended to, among other changes, extend its scheduled term until December 31, 2007.

•	In May 2003, Focus Interactive, Inc. (formerly known as The Excite Network, Inc.), a wholly-owned subsidiary of ISH, entered into an agreement with Google. (We acquired Focus Interactive in May 2004 upon our acquisition of Focus Interactive’s parent company, ISH.) Under this agreement, Google supplies both paid listings and search results to specified Web sites owned and operated by Focus Interactive. Focus pays a fee for the search results and shares in the revenue generated by the paid listings. The initial term of this agreement was scheduled to expire August 31, 2007. On July 26, 2004, this agreement was amended to, among other changes, extend its scheduled term until December 31, 2007.

•	In September 2003, Focus Interactive entered into an agreement with Google to participate in its content-targeted ad program (subsequently renamed AdSense). Under this agreement, Google supplies content-targeted ads to some of the Web sites owned and operated by Focus Interactive and the parties share in the revenue generated by those ads. Content-targeted ads are similar to paid listings in that they are selected for display based upon the user’s current interests. However, paid listings are textual links selected for display on a search results page based on keywords in the user’s search query; whereas content-targeted ads may appear on any type of Web page and are selected for display based upon the subject matter of that page (which Google attempts to determine by crawling, hand-mapping, spotting keywords or other means) and might appear in text, audio, video, graphic or some other format. The term of this agreement is scheduled to expire August 31, 2007.
      If our contracts with Google are not renewed by mutual agreement of the parties, or if Google fails to perform under these contracts or if they are terminated for any other reason, we would need to find another suitable provider or otherwise replace the lost revenues. Although alternate paid listing providers — such as Yahoo! Search Marketing Solutions (formerly known as Overture Services, Inc.) and FindWhat.com — are currently available in the market, the paid listing market has experienced consolidation in recent years (for example, Espotting Media merged with FindWhat.com), and we face the risk that we might be unable to negotiate equally advantageous terms with the remaining providers. Even if we were to negotiate equally advantageous terms, we would face the risk that such providers might supply us with less-relevant links (which would be less likely to attract clicks and thus less likely to generate revenue).
      Similarly, if Google’s performance under these contracts unexpectedly deteriorates we will earn less revenue from our relationship with Google. Performance deterioration could occur:

•	if Google were to change its relevance-ranking procedures such that it started delivering paid listings that are less relevant to the user’s query (and thus less likely to attract the user’s click);

•	if Google were to experience service level interruptions due to causes beyond its control; or

•	if Google’s advertiser base were to diminish to such an extent that Google could no longer provide adequate coverage against the keywords in our users’ queries.
      If Google’s performance under our contracts with it were to deteriorate due to any of the above (or other) causes, our results of operations would be harmed.
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
      A material portion of our revenue is generated by searches originating from our search toolbars. We distribute our search toolbars to the public through a variety of channels, including through downloadable software bundles distributed by third-parties. We face the risk that our distribution channels might not continue to produce new toolbar installations at the rates experienced in the past due to any number of causes, such as increasing competition for inclusion in the most popular downloadable software bundles, increasing public suspicion that any downloadable application might contain spyware or adware, and the increased legal difficulties faced by key elements of some software bundles such as peer-to-peer file sharing applications. We are experiencing some of these problems and we face a risk that these problems will become worse. We also face a risk that our distributors will not renew our distribution agreements at the end of the applicable contract terms. Any decline in the effective toolbar installation rate we generate will likely cause us to experience reduced query volume and lower advertising revenue.
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
      We face a risk that these investments might not result in commensurate increases in our Web traffic or revenues. If our expenses increase at a greater pace than our revenues, our operating results will likely be harmed.

Our business model is still evolving along with the business models of our competitors, and it is difficult to predict our future competitive position.
      Our advertising revenue and gross margin performance currently depend on our ability to attract search traffic and on the mix of proprietary traffic and network traffic. These factors changed substantially in 2004 as we acquired ISH and altered our business model to take advantage of the opportunities it provided. It is likely that our business model will continue to evolve in the future, in response to technological change, strategic innovations, acquisition opportunities or other factors. In particular, strategies for driving Web traffic to destination search sites and for increasing search toolbar installations (as well as counter-strategies for diverting traffic and reducing installations) are rapidly emerging and evolving. It is still difficult to predict which practices, if any, will emerge as industry standards and whether we will be positioned to make use of the most effective new strategies that do emerge. This uncertainty makes it difficult to project long-term Web traffic and revenue per query trends.
      Similarly, we regularly seek to optimize our revenue per query and other metrics by experimentally changing the advertising implementation and other operational variables on our Web sites. We face a risk that benefits observed in a test environment might not be realized when the changes are implemented across all users (particularly for changes that initially result in lower monetization with an expectation of longer-term benefits).
If we fail to compete effectively against Google, Yahoo!, MSN, AOL and other smaller companies, we will lose market share.
      We compete against some of the world’s largest internet media companies in the following areas, each of which is intensely competitive and rapidly changing.

•	Destination Search Traffic. Destination searches occur when an Internet user navigates to a search engine site, such as Ask.com, in order to submit his or her query on that particular site. We seek to attract destination search traffic primarily by delivering world-class search services that users will find intuitive and satisfying, and also through advertising campaigns, site innovations, and other initiatives designed to enhance public opinion of Ask Jeeves brand search. In these efforts, we compete against other branded search site operators such as Google Inc. and Microsoft, which is promoting its new MSN Search as a destination search site. If we cannot maintain the popularity of our search engine among Internet users, our business will be significantly harmed.

•	Convenience Search Traffic. Convenience searches occur when an Internet user submits a query through any easily available search box. We seek to attract convenience search traffic by operating three search-centric portals (Excite.com, iWon.com and MyWay.com) and by distributing search toolbars together with our Fun Web Products and other popular downloadable applications. Our portals compete against the portals operated by Yahoo! Inc., America Online (AOL) (a division of Time Warner Inc.) and the Microsoft Network (MSN), as well as against other engaging, or “sticky,” sites that display competitive search boxes. Our desktop search toolbar competes against Google’s Desktop Search product, Yahoo!’s Desktop Search and MSN’s Deskbar as well as other products offered by smaller competitors. Our Internet search toolbars and Fun Web Products compete against an increasing number of diverse downloadable applications that include search functionality, such as Yahoo!’s “Companion Bar” and MSN’s “Toolbar Suite.” Microsoft has also announced that it plans to integrate expanded search functionality into the next version of the Windows operating system.

•	Search Syndication and Advertising Networks. In our efforts to attract third-party Web site publishers to join our search syndication network and our MaxOnline advertising network, we compete against the search and advertising services offered by Google Inc. and Yahoo! Search Marketing Solutions (formerly known as Overture Services, Inc.), as well as against other online advertising networks such as FindWhat, Kanoodle, Advertising.com (owned by Time Warner Inc.) and several smaller providers. Microsoft recently announced that it is developing its own self-service keyword advertising bidding system for MSN. In our efforts to establish direct relationships with advertisers we compete against those same online advertising networks as well as against non-Internet media publishers and traditional advertising agencies.

      Some of our existing competitors such as Google, Yahoo!, AOL and MSN (as well as potential new competitors), have longer operating histories, greater name recognition, larger customer bases and significantly greater technical and financial resources than we do. These competitors have in the past and likely will in the future use their experience and resources against us in a variety of competitive ways, including by making key acquisitions, running more visible marketing campaigns, investing more aggressively in research and development and expanding their search indices to new areas of offline content. For example, both Google and Yahoo! recently started indexing the content of certain TV programs; and Google has announced plans to index scholarly journals as well as to digitize and index the permanent collections of five U.S. libraries. Further, Google has been steadily expanding its service offerings beyond search into complementary services, such as a web-based email service, a Web log service, a picture organization tool and movie ticket sales. It is difficult to predict the rate at which users will sample such competitive services, however over time the availability of such services from our competitors might erode our Web traffic, which would harm our business and results of operations.
      In addition, some of our competitors do not monetize queries as aggressively as we have in the past. That is, the sponsored elements on many of our result pages have tended to be relatively more prominent than on some of our competitors’ pages. We recently announced an initiative to reduce monetization efforts per query in order to increase user frequency over time (and thereby increase overall revenues in the long term). We expect this initiative will cause our revenues to be lower than they otherwise would have been in the short term. We face the risk that this initiative will not produce the expected revenue increases over the long term.
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
      We believe that favorable perceptions of our search and portal brands are essential to our future success. Accordingly, we intend to continue pursuing brand-enhancement strategies, which may include mass market and multimedia advertising, promotional programs and public relations activities. As with any public awareness campaign, we face the risk that our expenditures might not lead to the desired result; that is, we might experience no net increase in our brand recognition, brand loyalty, number of new users, or Web site traffic. Furthermore, even if such increases occur, they might not be sufficiently large to justify the expenditures. If we are unable to promote brand awareness and loyalty, we are unlikely to attract new users and our existing user base might shrink through attrition, which would in turn harm our business and results of operations.
If we are unable to develop, acquire or otherwise provide our users with access to new search products and portal enhancements as rapidly and successfully as our competitors, we might be unable to maintain user satisfaction with our search and portal sites.
      In the highly competitive, consolidating, and rapidly changing Internet environment, our future success depends in large part on our ability to develop, acquire or otherwise provide our users with access to popular new technologies and product enhancements as quickly as our competitors. Our recent efforts in this regard include our 2004 internal development of the MyJeeves service and our 2005 acquisition of technology from Trustic. However, our competitors continue to commit substantial resources to service innovations. If we fail to develop, acquire, or otherwise make important new technologies and product enhancements available to our users as rapidly or successfully as our competitors, we might lose market share and never recoup our development or acquisition costs. Our ability to acquire companies outside of the ordinary course of business is limited by the terms of the merger agreement.
Recent acquisitions and any future acquisitions might disrupt our business, dilute stockholder value, divert management attention or be difficult to integrate.
      In mid 2004, we acquired Interactive Search Holdings, or ISH, which nearly doubled the size of our company, as well as Tukaroo, Inc., a small private company. In early 2005, we acquired the stock of another small, privately-held company, Trustic (Bloglines.com). We may in the future seek to acquire or invest in additional businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. The integration of ISH’s operations with our own required significant management attention and, in some respects, is still ongoing. This and any future acquisitions might disrupt our internal operations or otherwise require excessive management attention, which could negatively affect other corporate initiatives. The potential risks of any acquisition include:

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
      Our past business realignment and reductions in workforce placed a significant strain on our managerial staff, financial controls and operational resources as our employees assumed greater responsibilities and learned to manage their increased workload with reduced resources. Although we added additional staff and resources since becoming profitable, we encountered additional challenges which again stretched our management resources very thin. In particular, our effort to review and revise our internal controls in anticipation of our first Internal Control Report under the Sarbanes-Oxley Act of 2002 (which we included in our Form 10-K for the year ended December 31, 2004) placed a significant strain on our managerial resources and caused us to delay business initiatives that we would have otherwise undertaken. Integrating the internal control systems of ISH (and our other corporate acquisitions) with our own was also time consuming and resource intensive. We continue to evaluate our operational and financial systems and our managerial controls and procedures to determine what changes, if any, might help us to manage our current operations better. We face the risk that our systems, procedures and controls might not remain adequate to support our operations or to maintain accountability for our assets. Any such failure could harm our results of operations.
Our current international operations expose us to several risks and our planned international expansion efforts in 2005 might lose money.
      Currently, we operate a Web site, Ask.co.uk, through a subsidiary located in Dublin, Ireland that provides Internet search services to our users in the United Kingdom and Ireland. In addition, we hold a 47% interest in Ask Jeeves Japan, a joint venture operating a recently-launched Japanese-language Web search site with Japan-specific content.
      During 2005, we expect to establish local language search sites for several European markets, starting with Spain (which we beta launched on April 5, 2005). Each site will likely be supported by a small office of local employees.
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
      The business model of our iWon portal and certain other products we distribute is premised upon our ability to operate sweepstakes. Sweepstakes are subject to the gambling, lottery and disclosure laws of various jurisdictions in which we offer our sweepstakes. Currently, iWon sweepstakes are open to residents of the United States and Canada (other than Quebec). Although we outsource the operation of certain aspects of our sweepstakes to SCA Promotions, an independent sweepstakes execution company, and we believe that we operate our sweepstakes in compliance with current laws and regulations in all applicable jurisdictions, we might not be in full compliance and these laws and regulations might change in the future. If new laws or regulations are adopted that proscribe or limit our ability to conduct sweepstakes online through our iWon Web site (or other products) or significantly limit the range of individuals who can participate in our sweepstakes, the long term ability of our iWon portal (or these products) to generate revenues would be severely undermined. From time to time, Congress and state legislatures and regulatory agencies announce initiatives aimed at the sweepstakes industry in general or regulating Internet sweepstakes in particular. We believe that additional laws and regulations are likely to be enacted, but we cannot predict what they will be or what effect they might have. If we expand our sweepstakes business model internationally, we may be subject to additional international sweepstakes regulation. Additionally, the Internet is a relatively new medium for sweepstakes, and it is difficult to predict how existing laws and regulations will be applied to our businesses.
Risks Related to Operating in our Industry
Adware and spyware concerns might damage our reputation and our business.
      Recently, significant public concern has arisen regarding so-called “adware” and “spyware” programs that are installed on users’ computers either without their consent or without their full understanding as users navigate the Internet. We define the terms as follows:

•	“adware” is software that causes advertising to pop-up as a new window (over or under the active window) on the user’s computer based on the user’s online activity (other than advertisements a person serves to visitors to such person’s web site domains while those customers are visiting or exiting such domains) or which is used to distribute spyware; and

•	“spyware” is software that covertly gathers information regarding user online activity through the user’s Internet connection other than information (i) reasonably gathered in connection with services or information provided by such party to such users, or (ii) that is not associated with personally identifiable information.
      Although we do not believe that our software products are spyware or adware, occasionally some of our toolbars and Fun Web Products have been identified as adware or spyware by anti-spyware programs that are designed to detect and remove spyware and adware from users’ computers. Therefore, we actively communicate with the authors of anti-spyware programs to educate them about our products and to understand the issues they raise. To the extent that we are not successful in educating them, or to the extent known, or new, programs classify our products as spyware or adware, our reputation might be harmed and these programs may instruct users to uninstall our toolbars thereby causing revenue to decline.
      New legislative proposals have recently appeared (and may or may not be adopted in their current forms) at the federal and state levels in the United States that would regulate any software within their respective definitions of “spyware.” New York State Attorney General Eliot Spitzer has also initiated a lawsuit against Intermix Media, Inc., a publicly traded Internet marketer, alleging that it is a provider of adware or spyware. We face a risk that other lawsuits might be initiated or that federal or state legislation might be drawn so broadly that it would make distribution of any downloadable application more difficult. Such legislation and litigation could impact our ability to distribute our toolbar products and could result in material cost and liability to us.
      We advertise our software products on ad networks and we contract with third-party application providers which bundle our toolbars with their popular downloadable applications. Recently, public discussion has focused on our products and our toolbar distribution methods. We face a risk that public controversy over spyware and adware could lead to the perception that we are purveyors or promoters of spyware and adware. This could damage our reputation and cause a decline in usage of our search toolbars, thus causing our revenues to decline. In addition, we review our advertising contracts, third-party toolbar distributor arrangements, distribution and bundling agreements, and disclosure language. Any termination of or change to any of the foregoing could cause our revenue to decline.

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
      Filter software programs are available that limit or prevent some types of advertising from being displayed on a user’s computer. Additional technologies might be developed that users could use to block the display of our ads, or allow users to preview the pages to which price-per-click ads lead without clicking on the ads. Most of our revenues are derived from fees paid to us (or to our paid listing providers) by advertisers in connection with the display of ads on portals and in connection with clicks on price-per-click ads on our search result pages. As a result, ad-blocking technology or page preview technology could adversely affect our operating results.
Index spammers could harm the integrity of web search results, which could damage our reputation and cause our users to be dissatisfied with our services.
      There is an ongoing and increasing effort by “index spammers” to develop ways to manipulate the results lists of leading search engines in order to make the spammers’ sites appear near the top of the results lists. For example, our Teoma search technology ranks a Web page’s authority based in part on the relevance of the Web sites that link to it, and spammers often link a group of Web sites together in an attempt to cause Teoma to over-estimate a site’s authority and thereby increase its ranking in the results list. We take this problem very seriously because providing relevant and authoritative information to users is critical to our success. This problem also affects Google and Yahoo!, which provide search results on some of our sites (including MySearch.com). If we or our competitors are unable to develop more sophisticated algorithms that are not influenced by index spam, our reputation for delivering relevant information could be harmed and the usefulness of Internet search engines, in general, could diminish. Either result could cause a decline in our user traffic which, in turn, would result in lower proprietory and network revenues.
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
      A majority of our revenue arises from ads that are sold to advertisers on a price-per-click (or PPC) basis, meaning that the advertiser pays a fixed fee every time a user clicks on the ad. This pricing model is vulnerable to so-called “click-fraud,” which occurs when clicks are submitted on PPC ads by a party who is not truly interested in the ad. For example, the party might be motivated by a desire to increase the advertiser’s expenses or by a desire to generate revenue for the Internet site displaying the ad (or for the online advertising network syndicating the ad). Although we and our paid listing providers have systems in place that seek to detect systematic click-fraud, these systems might not be able to detect all instances of click-fraud. Recently a purported class action lawsuit was filed against us and several other internet media companies offering PPC advertising (including Google and Yahoo!) seeking to recover amounts allegedly overcharged to advertisers as a result of fraudulent clicks. If advertisers come to perceive click-fraud as a widespread and pervasive problem, regardless of its true extent, their evaluation of PPC ads’ effectiveness — and thus their willingness to purchase PPC ads — might decline. Any reduction in the growth rate of PPC advertising online will likely cause a corresponding reduction in our revenues.
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
      Our Internet search services are designed to link users directly to a page within a third-party Web site that contains a response to a user’s query. We also display ads linking to relevant commercial Web sites. These direct links might expose us to legal actions seeking to hold us liable for the content of those third-party Web sites. These actions might claim, for example, that we should be liable for copyright or trademark infringement or other unauthorized actions by the third-party Web site. Although defenses are available to many claims for copyright infringement under the Digital Millennium Copyright Act, they require us to follow specified procedures, which we might fail to follow precisely. Other claims may be based on errors or false or misleading information provided through our Web sites, including information deemed to constitute legal, medical, financial, investment or other professional advice. Other claims may be based on our links to sexually explicit Web sites and our provision of sexually explicit advertisements when this content is displayed. And still other claims may be based on allegations that we link to sites engaged in illegal conduct. For example, along with Google, Yahoo! and other search companies, we are currently defending a purported class action lawsuit premised on our past display of ads for online gambling sites. We do not believe that such claims generally have merit, but defending against any such legal actions can be expensive and distract management. Implementing measures to reduce our exposure to such claims may require us to spend substantial resources and limit the attractiveness of our service to users.
Growth in the keyword-targeted advertising market might be slowed by the application of trademark laws.
      When advertisers purchase keyword-targeted internet advertising, they pay to have their graphic ad or textual paid listing appear on a search response page whenever a user includes the advertiser’s designated keyword(s) in his or her search query. Recently a lawsuit was filed against us, Google and others alleging that defendants’ sale of advertising triggered by keywords identical to plaintiff’s trademark infringes that trademark. The plaintiff is seeking an injunction and an unspecified amount of damages. We face a risk that trademark law might confer upon the owner of the trademark the exclusive right to select such trademark as a keyword when purchasing keyword-targeted advertising. Such a result might reduce the overall market for keyword advertising, and might result in lower advertising revenue than would otherwise be generated.
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

Our ability to remain profitable might depend on continued growth of Internet use internationally.
      Our revenue model depends in large part on the volume of Internet user traffic to our Web sites. The expected benefits from our international expansion plans will be reduced if Internet usage does not continue to grow in our overseas markets or grows at significantly lower rates compared to expected trends. The continued growth of the Internet internationally is subject to various risks, many of which are outside our control. These risks include the following in each market:

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
      Legislation limiting the ability of the states to impose taxes on Internet-based transactions was enacted by the United States Congress. However, this legislation, known as the Internet Tax Freedom Act, imposed only a three-year moratorium on state and local taxes on electronic commerce, where such taxes are discriminatory, unless such taxes were generally imposed and actually enforced prior to October 1, 1998. The legislation, which commenced October 1, 1998 and was to have expired on October 21, 2001, has since been given a five-year extension by Congress. It is unclear which steps the legislature will take next, and failure to continue to renew this legislation would allow various states to impose taxes on Internet-based commerce. The imposition of such taxes could impair the growth of the electronic commerce marketplace and impair our ability to remain profitable.
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
      We currently account for the issuance of stock options to employees using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. As a result we generally recognize no compensation cost for employee stock options. Commencing in the first quarter of 2006, however, we will be required to begin accounting for the fair value of stock options granted to employees as compensation expense under FASB Statement No. 123, revised 2004 (SFAS 123(R)), Share-Based Payment, which is a revision of FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. Our management and the compensation committee of our board of directors have not yet decided how our compensation practices will change in response to the new accounting requirements. However, we might decide to decrease the number of employee stock options granted to existing and prospective new employees. Such a reduction could affect our ability to retain existing employees and attract qualified candidates. In order to prevent any net decrease in their overall compensation packages, we might decide to make corresponding increases in the cash compensation we pay to current and prospective new employees. An increase in employee wages and salaries would diminish our cash available for marketing, product development and other uses and might cause our GAAP profits to decline. Any of these effects might cause the market price of our stock to decline, particularly if investors conclude that any resulting decrease in reported profits from and after the first quarter of 2006 was caused by operational problems rather than by accounting rule changes.
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
      See “Our pending acquisition by IAC may cause the trading price of our common stock to vary based on the trading price of IAC’s common stock rather than our own financial performance. The trading price of IAC common stock, in turn, may be affected by factors different from or in addition to the factors affecting the trading price of our common stock.”
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
      Furthermore, in April 2001, we adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of May 7, 2001. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of our Series A Junior Participating Preferred Stock for $20 per unit. Under certain circumstances, if a person or group acquires 15% or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $20 exercise price, shares of our common stock or of any company into which we are merged having a value of $40. The rights expire on May 7, 2011 unless extended by our board of directors. In March 2005, we amended the rights plan to provide that our proposed acquisition by IAC will not trigger the rights. In addition, we agreed in the merger agreement with IAC to terminate the rights agreement immediately prior to consummation of the merger. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors, our rights plan could make it more difficult for another third party to acquire us or a significant percentage of our outstanding capital stock without first negotiating with our board of directors regarding such acquisition.
      Severance benefit letter agreements with our executive officers provide for the payment of severance and acceleration of options upon the termination of these executive officers without cause (or their resignation for good reason) following a change of control of Ask Jeeves. IAC has entered into a subsequent agreement with Mr. Berkowitz that will take effect upon IAC’s proposed acquisition of Ask Jeeves and will modify some of Mr. Berkowitz’ rights under his agreement with us. These agreements could have the effect of discouraging other potential takeover attempts.
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
      As of March 31, 2005, (i) we had $23.4 million of senior debt outstanding consisting primarily of operating leases, and (ii) our subsidiaries had no outstanding indebtedness and approximately $6.5 million of other liabilities, including trade payables, but excluding intercompany liabilities, to which the notes are effectively subordinated. Neither we nor our subsidiaries are prohibited or limited from incurring debt or acting as guarantors of debt for others in whom we or our subsidiaries may have an interest under the indenture. Our ability to pay our obligations on the notes could be adversely affected by our or our subsidiaries’ incurrence of additional indebtedness or other liabilities. We and our subsidiaries may from time to time incur additional indebtedness and other liabilities, including senior debt. See “Description of Notes — Subordination of Notes” in the resale prospectus.
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

Interest Rate Sensitivity
      We are exposed to interest rate, market and credit risk and related changes in the market values of our investment portfolio. Our investment portfolio consists primarily of high credit quality U.S. federal, state and municipal government, corporate, asset-backed, and agency debt instruments. Investments in both fixed and floating rate securities have some degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted by increases in interest rates. Floating rate securities may produce less income than anticipated if interest rates fall. As a result, changes in interest rates may cause us to incur losses in principal if we are forced to sell securities that have declined in market value or may result in lower than anticipated investment income. Our investment portfolio is categorized as available-for-sale and accordingly is presented at fair value on the balance sheet.

      We manage our exposure to interest rate, market and credit risk in the investment portfolio with investment policies and procedures that limit such variables as term, credit rating and the amount of credit exposure to any one issue, issuer and type of instrument. We have not used derivative financial instruments in our investment portfolio.
      During the three months ended March 31, 2005, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were not material. Further, we believe that the impact on the fair market value of our securities and our earnings from a hypothetical 10% change in interest rates would not be significant.
      We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines, which limits the amount of credit exposure to any one issue, issuer or type of instrument.

Foreign Currency Exchange Risk
      The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, since a significant portion of our operations occurs outside of the United States, we enter into transactions in other currencies, including the British pound and the Euro. We currently do not hedge our exposure to foreign exchange rate fluctuations. However, in order to limit such exposure some contracts of our international operations are denominated in U.S. dollars and certain cash balances are maintained in U.S. dollars. Our international business is subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, transfer pricing risks, other regulations and restrictions and foreign exchange rate volatility, particularly the exchange rate between the British pound and the U.S. dollar. Changes in these or other factors could harm our business, operating results and financial condition.

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
      During the three months ended March 31, 2005, we completed the implementation of a new accounting software system in our U.K. location in order to establish one enterprise-wide financial system. The new system, which was developed by a third-party vendor, includes general ledger, purchasing, accounts payable, fixed asset, cash management and accounts receivable functionality. Except for the implementation of the new financial system, there was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      For a description of our material legal proceedings, please refer to Note 2 (commitments and contingencies) to our condensed consolidated financial statements in Part 1, Item 1 of this quarterly report.

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

ASK JEEVES, INC.

May 10, 2005	By: /s/ Steven Berkowitz Steven Berkowitz Chief Executive Officer (Principal Executive Officer)

May 10, 2005	By: /s/ Steven J. Sordello Steven J. Sordello EVP and Chief Financial Officer (Principal Financial Officer)

May 10, 2005	By: /s/ Scott T. Bauer Scott T. Bauer Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX
      Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
      The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.		Description

		Plans of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1		Agreement and Plan of Merger, dated June 29, 1999, by and between Ask Jeeves, Inc. and AJ Merger Corporation (previously filed as Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
2.2		Agreement and Plan of Merger and Reorganization, dated as of November 19, 1999, by and among Ask Jeeves, Inc., Net Effect Systems, Inc. and Neutral Acquisition Corp. (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed November 18, 1999, and incorporated herein by reference).
2.3		Agreement and Plan of Merger and Reorganization, dated as of January 25, 2000, by and among Ask Jeeves, Inc., Direct Hit Technologies, Inc. and Answer Acquisition Corp. (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed February 14, 2000, and incorporated herein by reference).
2.4		Agreement and Plan of Merger and Reorganization, dated as of September 10, 2001, by and among Ask Jeeves, Inc., Answer Acquisition Corp. No. 2, and Teoma Technologies, Inc., and solely with respect to Article X, Hawk Holdings, LLC, as Stockholders’ Agent, and Chase Manhattan Bank and Trust, N.A., as Escrow Agent (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed September 17, 2001, and incorporated herein by reference).
2.5		Agreement and Plan of Reorganization, dated March 3, 2004, by and among Ask Jeeves, Inc., Interactive Search Holdings, Inc., Aqua Acquisition Corp. and Aqua Acquisition Holdings LLC (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed March 5, 2004, and incorporated herein by reference).
2.6		Agreement and Plan of Reorganization, dated March 21, 2005, by and among Ask Jeeves, Inc., IAC/InterActiveCorp. and AJI Acquisition Corp. (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed March 23, 2005, and incorporated herein by reference).
		Charter Documents
3	.1.1	Certificate of Incorporation of AJ Merger Corporation, predecessor of Ask Jeeves, Inc. (previously filed as Exhibit 3.1 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).
3	.1.2	Amended and Restated Certificate of Incorporation of Ask Jeeves, Inc., dated July 6, 1999 (previously filed as Exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
3	.1.3	Certificate of Correction of Amended and Restated Certificate of Incorporation of Ask Jeeves, Inc., dated as of April 6, 2001 (previously filed as Exhibit 3.1.3 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
3	.1.4	Certificate of Designation of Series A Junior Participating Preferred Stock of Ask Jeeves, Inc. (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed May 10, 2001, and incorporated herein by reference).
3	.1.5	Certificate of Ownership and Merger Merging Net Effects Systems, Inc. and Direct Hit Technologies, Inc. with and into Ask Jeeves, Inc., dated as of December 28, 2000 (previously filed as Exhibit 2.4 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
		Bylaws
3.2		Bylaws of Ask Jeeves, Inc. (previously filed as Exhibit 3.4 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).

Exhibit No.		Description

3	.2.2	Certificate of Amendment of Bylaws of Ask Jeeves, Inc., adopted on October 30, 2003 (previously filed as Exhibit 3.2.2 to the Registrant’s Annual Report on Form 10-K, filed March 1, 2004, and incorporated herein by reference)
		Instruments Defining the Rights of Security Holders
4.1		Specimen Common Stock Certificate of Ask Jeeves, Inc. (previously filed as Exhibit 4.2 to the Registrant’s Amendment No. 2 to Form S-1, filed June 7, 1999, and incorporated herein by reference).
4	.2.1	Rights Agreement (commonly called a “poison pill plan”), dated as of April 26, 2001, between Ask Jeeves, Inc. and Fleet National Bank, N.A. (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed May 10, 2001, and incorporated herein by reference).
4	.2.2	Amendment, effective as of September 1, 2001, to Rights Agreement dated as of April 26, 2001, by and among Ask Jeeves, Inc., Fleet National Bank, N.A. (as predecessor Rights Agent) and Equiserve Trust Company, N.A. (as successor Rights Agent) (previously filed as Exhibit 4.2 to the Registrant’s Amended Registration Statement on Form 8-A, filed March 24, 2005, and incorporated herein by reference).
4	.2.3	Second Amendment, dated March 21, 2005, to Rights Agreement dated as of April 26, 2001, by and between Ask Jeeves, Inc. and Equiserve Trust Company, N.A., as successor to Fleet National Bank, N.A. (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed March 23, 2005, and incorporated herein by reference).
4.3		Form of Rights Certificate issuable in certain circumstances under the Rights Agreement (filed as Exhibit B to the Rights Agreement, dated as of April 26, 2001, between Ask Jeeves, Inc. and Fleet National Bank, N.A., previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed May 10, 2001, and incorporated herein by reference).
4	.4.1	Indenture (relating to the Zero Coupon Subordinated Convertible Notes of Ask Jeeves, Inc.), dated as of June 4, 2003, by and between Ask Jeeves, Inc. and The Bank of New York, as Trustee (previously filed as Exhibit 4.3.1 to the Registrant’s Form S-3 registration statement, filed September 19, 2003, and incorporated herein by reference).
4	.4.2	Form of Zero Coupon Convertible Subordinated Note of Ask Jeeves, Inc. (included within Exhibit 4.3.1).
4.5		Form of Stock Resale Agreement, dated March 3, 2004, between Ask Jeeves, Inc. and each of the following (stockholders of Interactive Search Holdings, Inc.), separately: Bain Capital Fund VI, L.P.; BCIP Associates II; BCIP Trust Associates II; BCIP Associates II-B; BCIP Trust Associates II-B; BCIP Associates II-C; PEP Investments PTY LTD.; Sankaty High Yield Asset Partners, L.P.; Sankaty High Yield Partners II, L.P.; Brookside Capital Partners Fund L.P.; BCI-I, LLC; BCI-II, LLC; RGIP, LLC; William Daugherty; J.P. Morgan Partners (BHCA), L.P.; Jonas Steinman; Viacom Inc.; Frank William Daugherty, III 2004 GRAT; and Jonas L. Steinman 2004 GRAT (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed March 5, 2004, and incorporated herein by reference).
		Equity Compensation Plan Documents
10	.1.1.1†	1996 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).
10	.1.1.2†	Form of Option Agreement for the 1996 Equity Incentive Plan (previously filed as Exhibit 10.2 to the Registrant’s Form S-1, filed April 30, 1999, and incorporated herein by reference).
10	.1.2.1†	1999 Equity Incentive Plan, adopted April 16, 1999 and approved by Stockholders on May 21, 1999 and May 25, 2000 (composite plan document reflecting amendments adopted through May 15, 2003) (previously filed as Exhibit 4.1 to the Registrant’s Form S-8, filed May 15, 2003, and incorporated herein by reference).
10	.1.2.2†	Appendix A to the 1999 Equity Incentive Plan, effective as of January 1, 2004 (relating to the automatic option grant program for eligible directors), including the form of Eligible Director Option Agreement (previously filed as Exhibit 10.1.2.2 to the Registrant’s Quarterly Report on Form 10-K, filed August 9, 2004, and incorporated herein by reference).

Exhibit No.		Description

10	.1.2.3†	Form of Stock Option Grant Notice for the 1999 Equity Incentive Plan (previously filed as Exhibit 10.1.2.3 to the Registrant’s Form 10-K, filed March 15, 2005, and incorporated herein by reference).
10	.1.2.4†	Form of Option Agreement for the 1999 Equity Incentive Plan (previously filed as Exhibit 99.2 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).
10	.1.2.5†	Form of Addendum to Stock Option Agreement applicable to certain grants under the 1999 Equity Incentive Plan from the Registrant to each of A. George (Skip) Battle, Steven Berkowitz, Steven Sordello, Heather Staples and Claudio Pinkus (previously filed as Exhibit 10.1.2.4 to the Registrant’s Form 10-Q filed August 5, 2003 and incorporated herein by reference).
10	.1.3.1†	1999 Non-Qualified Equity Incentive Plan, as Amended through January 10, 2001 (previously filed as Exhibit 99.4 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).
10	.1.3.2†	Form of Option Agreement for the 1999 Non-Qualified Equity Incentive Plan (previously filed as Exhibit 99.5 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).
10	.1.3.3†	2002 UK Approved Rules for Grants under the 1999 Non-Qualified Equity Plan (the “UK Sub Plan”), as adopted by the Registrant on January 13, 2003 (previously filed as Exhibit 10.1.3.3 to the Registrant’s Form 10-Q, filed May 2, 2003, and incorporated herein by reference).
10	.1.4†	1999 Employee Stock Purchase Plan, as amended through May 25, 2000 (previously filed as Exhibit 99.3 to the Registrant’s Form S-8, filed November 15, 2001, and incorporated herein by reference).
Other Compensation-Related Agreements
10	.2.1.1†	Offer letter dated as of December 8, 2000, by and between Ask Jeeves, Inc. and A. George (Skip) Battle (previously filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K, filed April 2, 2001, and incorporated herein by reference).
10	.2.1.2†	Offer letter of New Terms of Employment, dated April 3, 2001, by and between Ask Jeeves, Inc. and A. George (Skip) Battle (previously filed as Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2001, and incorporated herein by reference).
10	.2.1.3†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between Ask Jeeves, Inc. and A. George (Skip) Battle (previously filed as Exhibit 10.2.3.3 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10	.2.1.4†	Severance Benefits Letter Agreement, dated January 19, 2005, by and between Ask Jeeves, Inc. and A. George (Skip) Battle (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 25, 2005 and incorporated herein by reference).
10	.2.2.1†	Promissory Note, dated March 15, 2001, by and between Ask Jeeves, Inc. and Steven J. Sordello (previously filed as Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2001, and incorporated herein by reference).
10	.2.2.2†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between Ask Jeeves, Inc. and Steven J. Sordello (previously filed as Exhibit 10.2.4.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10	.2.2.3†	Addendum to Stock Option Agreement regarding the April 1, 2003 stock option grant under the 1999 Equity Incentive Plan from the Registrant to Steven J. Sordello (previously filed as Exhibit 10.2.4.3 to the Registrant’s Quarterly Report on Form 10-Q, filed August 5, 2003, and incorporated herein by reference).
10	.2.2.4†	Conditional Stock Award Agreement under the 1999 Equity Incentive Plan by and between Ask Jeeves, Inc. and Steven J. Sordello, dated September 30, 2003 (previously filed as Exhibit 10.2.4.4 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2003, and incorporated herein by reference).
10	.2.2.5†	Severance Benefits Letter Agreement, dated January 19, 2005, by and between Ask Jeeves, Inc. and Steve Sordello (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed January 25, 2005 and incorporated herein by reference).

Exhibit No.		Description

10	.2.3.1†	Offer letter dated April 23, 2001, by and between Ask Jeeves, Inc. and Steven Berkowitz (previously filed as Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2001, and incorporated herein by reference).
10	.2.3.2†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between Ask Jeeves, Inc. and Steven Berkowitz (previously filed as Exhibit 10.2.6.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10	.2.3.3†	Conditional Stock Award Agreement under the 1999 Equity Incentive Plan by and between Ask Jeeves, Inc. and Steven Berkowitz, dated September 30, 2003 (previously filed as Exhibit 10.2.6.3 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2003, and incorporated herein by reference).
10	.2.3.4†	Severance Benefits Letter Agreement, dated January 19, 2005, by and between Ask Jeeves, Inc. and Steve Berkowitz (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed January 25, 2005 and incorporated herein by reference).
10	.2.4.1†	Incentive Agreement, entered into as of January 2, 2001, by and between Ask Jeeves, Inc. and Claudio Pinkus (previously filed as Exhibit 10.45.1 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10	.2.4.2†	Amendment to Incentive Agreement, dated June 18, 2001, by and between Ask Jeeves, Inc. and Claudio Pinkus (previously filed as Exhibit 10.45.2 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10	.2.4.3†	Second Amendment to Incentive Agreement, entered into as of August 29, 2001, by and between Ask Jeeves, Inc. and Claudio Pinkus (previously filed as Exhibit 10.45.3 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10	.2.4.4†	Third Amendment to Incentive Agreement, entered into as of November 17, 2001, by and between Ask Jeeves, Inc. and Claudio Pinkus (previously filed as Exhibit 10.45.4 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10	.2.4.5†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between Ask Jeeves, Inc. and Claudio Pinkus (previously filed as Exhibit 10.2.7.5 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10	.2.4.6†	Severance Agreement by and between Ask Jeeves, Inc. and Claudio Pinkus, dated August 28, 2003 (previously filed as Exhibit 10.2.7.6 to the Registrant’s Quarterly Report on Form 10-Q, filed November 4, 2003, and incorporated herein by reference).
10	.2.5.1†	Form of Indemnity Agreement by and between Ask Jeeves, Inc. and each of its then-current directors and executive officers (previously filed as Exhibit 10.27 to the Registrant’s Amendment No. 1 to Form S-1, filed May 10, 1999, and incorporated herein by reference).
10	.2.5.2†	Form of Indemnification Agreement, entered into in May 2003 (or subsequently) between Ask Jeeves, Inc. and each of A. George (Skip) Battle, Steve Berkowitz, David Carlick, James Casella, Joshua Goldman, Garrett Gruener, James Kirsner, Geoffrey Y. Yang, Scott Bauer, Adrian Cox, Jim Diaz, Paul Gardi, Scott Garell, John Scott Lomond, Tuoc Luong, Claudio Pinkus, Brett Robertson, Steve Sordello, Heather Staples and Mark Stein (previously filed as Exhibit 10.2.8.2 to the Registrant’s Form 10-Q, filed August 5, 2003 and incorporated herein by reference).
10	.2.6.1†	Offer Letter dated November 25, 2002 by and between Ask Jeeves, Inc. and Brett M. Robertson (previously filed as Exhibit 10.2.9.2 to the Registrant’s Quarterly Report on Form 10-Q, filed May 3, 2004, and incorporated herein by reference).
10	.2.6.2†	Severance Benefit Letter Agreement, dated as of December 3, 2002, by and between Ask Jeeves, Inc. and Brett M. Robertson (previously filed as Exhibit 10.2.9.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10	.2.6.3†	Severance Benefits Letter Agreement, dated January 19, 2005, by and between Ask Jeeves, Inc. and Brett M. Robertson (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed January 25, 2005 and incorporated herein by reference).

Exhibit No.		Description

10	.2.7†	Severance Benefit Letter Agreement, dated as of November 14, 2002, by and between Ask Jeeves, Inc. and Heather J. Staples (previously filed as Exhibit 10.2.10.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10	.2.8.1†	Offer Letter dated October 27, 2003 by and between Ask Jeeves Internet Ltd. and Adrian Cox (previously filed as Exhibit 10.2.12.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 3, 2004, and incorporated herein by reference).
10	.2.8.2†	Severance Benefits Letter Agreement, dated January 25, 2005, by and between Ask Jeeves Internet Ltd., Ask Jeeves, Inc. and Adrian Cox (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 27, 2005 and incorporated herein by reference).
10	.2.9.1†	Offer letter dated April 30, 2004 by and between Ask Jeeves, Inc. and F. William Daugherty, III (previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).
10	.2.9.2	Non-Competition Agreement, dated March 3, 2004, between Ask Jeeves, Inc. and F. William Daugherty, III (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed March 5, 2004, and incorporated herein by reference).
10	.2.10.1†	Offer letter dated April 30, 2004 by and between Ask Jeeves, Inc. and Jonas Steinman (previously filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).
10	.2.10.2	Non-Competition Agreement, dated March 3, 2004, between Ask Jeeves, Inc. and Jonas Steinman (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed March 5, 2004, and incorporated herein by reference).
10	.2.11†	Resolution adopted by the Board of Directors of Ask Jeeves, Inc. at a meeting November 4, 2004 regarding director compensation (previously filed as Exhibit 10.2.11 to the Registrant’s Form 10-K, filed March 15, 2005, and incorporated herein by reference).
10	.2.12†	Ask Jeeves Executive Management Cash Bonus Plan (previously filed as Exhibit 10.2.12 to the Registrant’s Form 10-K, filed March 15, 2005, and incorporated herein by reference).
10	.2.13†	Summary Sheet of bonus payments and compensation changes for the Named Executive Officers of Ask Jeeves, Inc. (previously filed as Exhibit 10.2.13 to the Registrant’s Form 10-K, filed March 15, 2005, and incorporated herein by reference).
		Material U.S. Leases
10	.3.1	Office Lease dated as of April 29, 1999, by and between Ask Jeeves, Inc. and Emery Station Associates, L.L.C. (previously filed as Exhibit 10.28 to the Registrant’s Amendment No. 2 to Form S-1, filed June 7, 1999, and incorporated herein by reference).
10	.3.2	Master Lease Agreement dated as of June 15, 1999, by and between Ask Jeeves, Inc. and Comdisco, Inc. (previously filed as Exhibit No. 4 to the Registrant’s Amendment No. 4 to Form S-1, filed June 29, 1999, and incorporated herein by reference).
10	.3.3	Lease Amendment and Termination Agreement, made February 4, 2002, by and between Ask Jeeves, Inc., as Tenant, and Oakland City Center LLC, as Landlord (previously filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10	.3.4	Lease (for Ask Jeeves’ new headquarters space in Oakland, CA) dated as of June 30, 2004, by and between Ask Jeeves, Inc. and 555 Twelfth Street Venture, LLC (previously filed as Exhibit 10.3.4 to the Registrant’s Quarterly Report on Form 10-K, filed August 9, 2004, and incorporated herein by reference).
10	.3.5.1	Lease (for Ask Jeeves’ offices in Irvington, NY), dated July 27, 1999 by and between Focus Interactive, Inc. (formerly known as CTC Bulldog, Inc.) and Bridge Street Properties LLC (previously filed as Exhibit 10.1.1 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).

Exhibit No.		Description

10	.3.5.2	Amended Lease (for Ask Jeeves’ offices in Irvington, NY), dated September 22, 2002, by and between Focus Interactive, Inc. (formerly known as iWon, Inc.) and Bridge Street Properties LLC (previously filed as Exhibit 10.1.2 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).
		Ask Jeeves U.K. Agreements
10	.4.1	Agreement Relating to the Sale and Purchase of the Entire Issued Share Capital of Carlton & Granada Internet Limited, dated as of February 7, 2002, by and among the Registrant, Carlton Communications PLC, Granada Media Group Limited, Carlton & Granada Internet Limited, Ask Jeeves (Jersey) Limited and Ask Jeeves International, Inc. (previously filed as Exhibit 2.1 to the Registrant’s Form S-3, filed March 6, 2002, and incorporated herein by reference).
10	.4.2	Further Supplemental Partnership Deed relating to Ask Jeeves UK, dated February 14, 2002, by and among the Registrant, Carlton Communications PLC, Granada Media Group Limited, Carlton & Granada Internet Limited, Ask Jeeves (Jersey) Limited, Ask Jeeves International Inc. and Ask Jeeves UK (previously filed as Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q, filed April 30, 2002, and incorporated herein by reference).
10	.4.3	Tax Deed relating to the acquisition of the entire issued share capital of Carlton & Granada Internet Limited, dated March 6, 2002, by and among the Registrant, Carlton Communications PLC and Granada Media Group Limited (previously filed as Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q, filed April 30, 2002, and incorporated herein by reference).
10	.4.4	Underlease, dated March 15, 2000, by and between City & General (West End) Limited and the Ask Jeeves UK Partnership (previously filed as Exhibit 10.4.4 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
		Ask Jeeves Japan Joint Venture Agreements
10	.5.1‡	Joint Venture Agreement by and between Trans Cosmos Inc. USA Pacific Holdings Company III, and Ask Jeeves International, Inc., dated as of August 31, 2000 (previously filed as Exhibit 10.5.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10	.5.2.1‡	Distribution and License Agreement by and between Ask Jeeves International, Inc., the Registrant, Transcosmos, inc. and Ask Jeeves Kabushiki Kaisha (also known as A.J.J. Co., Ltd., in English) (“AJ Japan”), dated as of August 31, 2000 (previously filed as Exhibit 10.5.2.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10	.5.2.2‡	Amendment No. 1 to the Distribution and License Agreement by and between Ask Jeeves International, Inc. and AJ Japan, dated as of December 1, 2000 (previously filed as Exhibit 10.5.2.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10	.5.2.3‡	Amendment No. 2 to the Distribution and License Agreement by and between Ask Jeeves International, Inc. and AJ Japan, dated as of January 1, 2002 (previously filed as Exhibit 10.5.2.3 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10	.5.2.4‡	First Amended and Restated Distribution and License Agreement by and between Ask Jeeves International, Inc., AJ Japan, the Registrant and Trans Cosmos, Inc., dated as of June 1, 2003 (previously filed as Exhibit 10.5.2.4 to the Registrant’s Quarterly Report on Form 10-Q, filed November 8, 2004, and incorporated herein by reference).
10	.5.3‡	Hosted Services Agreement by and between Ask Jeeves International, Inc. and AJ Japan, dated August 23, 2004 (previously filed as Exhibit 10.5.3 to the Registrant’s Quarterly Report on Form 10-Q, filed November 8, 2004, and incorporated herein by reference).
		Warrants to Purchase Common Stock of the Registrant
10	.6.1	Warrant to purchase 15,000 shares of Common Stock granted by the Registrant to Antenna Group Provided, dated as of June 30, 1998 (previously filed as Exhibit 4.3 to the Registrant’s Amendment No. 1 to Form S-1, filed May 10, 1999, and incorporated herein by reference).

Exhibit No.		Description

10	.6.2	Warrant to purchase 105,000 shares of Common Stock granted by the Registrant to Boris Katz, dated as of July 26, 2001 (previously filed as Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
10	.6.3	Warrant to purchase 70,000 shares of Common Stock granted by the Registrant to Patrick Winston, dated as of July 26, 2001 (previously filed as Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2002, and incorporated herein by reference).
		Registration Rights Agreements
10	.7.1	Form of Registration Rights Agreement, between Ask Jeeves, Inc. and Stockholders of Net Effect Systems, Inc. (previously filed as Exhibit 10.35 to the Registrant’s Amendment No. 1 to Form S-1, filed February 23, 2000, and incorporated herein by reference).
10	.7.2	Registration Rights Agreement, dated September 10, 2001, by and between Ask Jeeves, Inc. and the multiple parties listed therein (previously filed as Exhibit 10.44 to the Registrant’s Current Report on Form 8-K, filed September 17, 2001, and incorporated herein by reference).
10	.7.3	Registration Rights Agreement (relating to the Zero Coupon Subordinated Convertible Notes), dated as of June 4, 2003, by and between Ask Jeeves, Inc. and Credit Suisse First Boston LLC, as initial purchaser (previously filed as Exhibit 10.7.3 to the Registrant’s Form S-3 registration statement, filed September 19, 2003, and incorporated herein by reference).
		Agreements with Google Inc.
10	.8.1.1‡	Advertising Services Agreement, dated July 17, 2002, by and between Ask Jeeves, Inc. and Google, Inc. (previously filed as Exhibit 10.52 to the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2002, and incorporated herein by reference).
10	.8.1.2‡	Amendment Number One to Advertising Services Agreement, dated October 23, 2002, by and between Ask Jeeves, Inc. and Google, Inc. (previously filed as Exhibit 10.8.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10	.8.1.3‡	Amended and Restated Advertising Services Agreement, dated July 26, 2004, by and between Ask Jeeves, Inc. and Google, Inc. (previously filed as Exhibit 10.8.1.3 to the Registrant’s Quarterly Report on Form 10-Q, filed November 8, 2004, and incorporated herein by reference).
10	.8.1.4‡	Amendment Number One, dated November 10, 2004, to Amended and Restated Advertising Services Agreement by and between Ask Jeeves, Inc. and Google Inc. (previously filed as Exhibit 10.8.1.4 to the Registrant’s Form 10-K, filed March 15, 2005, and incorporated herein by reference).
10	.8.2.1‡	Google Services Agreement, dated May 15, 2003, by and between the Ask Jeeves UK Partnership and Google Technology, Inc. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2003, filed May 29, 2003, and incorporated herein by reference).
10	.8.2.2‡	First Amendment to Google Services Agreement and Order Form, dated July 26, 2004, by and between Ask Jeeves Europe Limited (as assignee of the Ask Jeeves UK Partnership) and Google Technology, Inc. (previously filed as Exhibit 10.8.2.2 to the Registrant’s Quarterly Report on Form 10-Q, filed November 8, 2004, and incorporated herein by reference).
10	.8.2.3‡	Second Amendment, dated November 24, 2004, to Google Services Agreement and Order Form by and between Ask Jeeves Europe Limited (as assignee of the Ask Jeeves UK Partnership) and Google Technology, Inc. (previously filed as Exhibit 10.8.2.3 to the Registrant’s Form 10-K, filed March 15, 2005, and incorporated herein by reference).
10	.8.3.1‡	Google Services Agreement and related Order Form, dated May 23, 2003, by and between Google Technology Inc. and Focus Interactive, Inc. (formerly known as The Excite Network, Inc.) (previously filed as Exhibit 10.3.1 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).
10	.8.3.2‡	Amendment No. 1 to Google Order Form (amending the Order Form dated May 23, 2003), dated September 19, 2003, by and between Google Inc. and Focus Interactive, Inc. (previously filed as Exhibit 10.3.2 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).

Exhibit No.		Description

10	.8.3.3‡	Amendment Number One to Google Services Agreement, dated July 26, 2004, by and between Focus Interactive, Inc. and Google Inc. (previously filed as Exhibit 10.8.3.3 to the Registrant’s Quarterly Report on Form 10-Q, filed November 8, 2004, and incorporated herein by reference).
10	.8.3.4‡	Amendment Number Two, dated December 15, 2004, to Google Services Agreement by and between Focus Interactive, Inc. and Google Inc. (previously filed as Exhibit 10.8.3.4 to the Registrant’s Form 10-K, filed March 15, 2005, and incorporated herein by reference).
10	.8.4‡	Google Services Agreement (Content Targeting), dated September 19, 2003, by and between Google Inc. and Focus Interactive, Inc. (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).
Miscellaneous Material Agreements
10	.9.1‡	Agreement by and between Ask Jeeves, Inc. and The Wodehouse No. 3 Trust, dated as of January 1, 2000 (previously filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10	.9.2‡	First Amendment to Agreement by and between Ask Jeeves, Inc. and The Wodehouse No. 3 Trust, dated as of May 9, 2003 (previously filed as Exhibit 10.9.2 to the Registrant’s Form 10-Q filed August 5, 2003 and incorporated herein by reference).
10	.10.1‡	DART Service Agreement for Publishers by and between DoubleClick Inc. and Ask Jeeves, Inc., effective as of March 31, 1999 (previously filed as Exhibit 10.10.1 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10	.10.2‡	Addendum No. 1 to DART Service Agreement for Publishers by and between DoubleClick Inc. and Ask Jeeves, Inc., effective as of October 1, 2000 (previously filed as Exhibit 10.10.2 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10	.10.3‡	Addendum No. 2 to DART Service Agreement for Publishers by and between DoubleClick Inc. and Ask Jeeves, Inc., effective as of March 30, 2001 (previously filed as Exhibit 10.10.3 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10	.10.4‡	DFP Extension Addendum No. 3 to DART Service Agreement for Publishers by and between DoubleClick Inc. and Ask Jeeves, Inc., effective as of November 1, 2002 (previously filed as Exhibit 10.10.4 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2003, and incorporated herein by reference).
10	.10.5.1	DoubleClick Master Services Agreement (the “U.S. Master Agreement”) by and between DoubleClick, Inc. and Ask Jeeves, Inc., dated February 27, 2004 (previously filed as Exhibit 10.10.5.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 3, 2004, and incorporated herein by reference).
10	.10.5.2‡	DART Services Attachment for Publishers (the “DFP Attachment” to the U.S. Master Agreement) by and between DoubleClick, Inc. and Ask Jeeves, Inc., dated February 27, 2004 (previously filed as Exhibit 10.10.5.2 to the Registrant’s Quarterly Report on Form 10-Q, filed May 3, 2004, and incorporated herein by reference).
10	.10.6.1	DoubleClick European Master Services Agreement (the “European Master Agreement”) by and between DoubleClick, Inc. and Ask Jeeves Europe, Ltd., dated February 27, 2004 (previously filed as Exhibit 10.10.6.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 3, 2004, and incorporated herein by reference).
10	.10.6.2‡	DART Services Attachment for Publishers (the “DFP Attachment” to the European Master Agreement) by and between DoubleClick, Inc. and Ask Jeeves Europe, Ltd., dated February 27, 2004 (previously filed as Exhibit 10.2.9.2 to the Registrant’s Quarterly Report on Form 10-Q, filed May 3, 2004, and incorporated herein by reference).
10.11		Asset Purchase Agreement dated May 28, 2003 (relating to the disposition of the Jeeves Solutions assets) by and between Ask Jeeves, Inc., as seller, and Kanisa Inc., as buyer, (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 28, 2003, filed May 29, 2003, and incorporated herein by reference).

Exhibit No.		Description

10	.12.2	Form of Standstill Agreement, dated March 3, 2004, between Ask Jeeves, Inc. and each of the following (stockholders of Interactive Search Holdings, Inc.), separately: Bain Capital Fund VI, L.P.; BCIP Associates II; BCIP Trust Associates II; BCIP Associates II-B; BCIP Trust Associates II-B; BCIP Associates II-C; PEP Investments PTY LTD.; Sankaty High Yield Asset Partners, L.P.; Sankaty High Yield Partners II, L.P.; Brookside Capital Partners Fund L.P.; BCI-I, LLC; BCI-II, LLC; RGIP, LLC; William Daugherty; J.P. Morgan Partners (BHCA), L.P.; Jonas Steinman; Frank William Daugherty, III 2004 GRAT; and Jonas L. Steinman 2004 GRAT (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed March 5, 2004, and incorporated herein by reference).
10	.12.3	Form of Stockholder Agreement, dated March 3, 2004, between Ask Jeeves, Inc. and each of the following (stockholders of Interactive Search Holdings, Inc.), separately: Bain Capital Fund VI, L.P.; BCIP Associates II; BCIP Trust Associates II; BCIP Associates II-B; BCIP Trust Associates II-B; BCIP Associates II-C; PEP Investments PTY LTD.; Sankaty High Yield Asset Partners, L.P.; Sankaty High Yield Partners II, L.P.; Brookside Capital Partners Fund L.P.; BCI-I, LLC; BCI-II, LLC; RGIP, LLC; William Daugherty; J.P. Morgan Partners (BHCA), L.P.; Jonas Steinman; Viacom Inc.; Frank William Daugherty, III 2004 GRAT; and Jonas L. Steinman 2004 GRAT (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 5, 2004, and incorporated herein by reference).
10	.13.1‡	S&P Comstock Information Distribution License Agreement, dated January 13, 2000, by and between S&P ComStock, Inc. and Focus Interactive, Inc. (formerly known as iWon, Inc.) (previously filed as Exhibit 10.2.1 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).
10	.13.2‡	Amendment Number 1 to Information Distribution License Agreement, dated December 5, 2001, by and between S&P ComStock Inc. and Focus Interactive, Inc. (formerly known as iWon, Inc.) (previously filed as Exhibit 10.2.2 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).
10	.13.3‡	Amendment Number 2 to Information Distribution License Agreement, dated December 5, 2001, by and between S&P ComStock Inc. and Focus Interactive, Inc. (formerly known as iWon, Inc. and as The Excite Network, Inc.) (previously filed as Exhibit 10.2.3 to the Registrant’s Current Report on Form 8-K, filed July 20, 2004, and incorporated herein by reference).
Code of Ethics
14.1		Code of Ethics of the Registrant, as currently in effect (previously filed as Exhibit to the Registrant’s Annual Report on Form 10-K, filed March 1, 2004, and incorporated herein by reference).
Significant Subsidiaries
21.1		List of significant subsidiaries of Ask Jeeves, Inc. (previously filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, filed March 15, 2005, and incorporated herein by reference).
Certifications
31	.1*	Certification of Steven Berkowitz under Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Steven J. Sordello under Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Denotes a management contract or compensatory plan.

‡	Portions of this exhibit were omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.